Form 10-K
period 2022-12-31
GE HealthCare Technologies Inc.
filed 2023-02-15
CIK 1932393

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
Commission file number 001-41528
GE HEALTHCARE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	88-2515116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. Monroe Street, Chicago IL	60661
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (617) 443-3400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GEHC	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of December 30, 2022, the last business day of the registrant’s most recently completed fiscal quarter, there was no established public market for the registrant’s common stock, par value $0.01 per share. The registrant’s common stock began "regular way" trading on The Nasdaq Global Market on January 4, 2023. The number of shares of the Registrant's common stock outstanding was 453,926,139 as of January 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 23, 2023, is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” "guidance," “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business; information related to our business segment portfolios and strategies; financial performance, financial condition and results of operations, including revenue growth, profit, cash flows, and earnings per share; the impacts of macroeconomic and market conditions and volatility on our business operations, financial results, and financial position and on supply chains and the world economy; our strategy, innovation, and investments; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing and supply chain management, the COVID-19 pandemic, and the Russia and Ukraine conflict; our transition to a stand-alone company; and risks related to foreign currency exchange, interest rates, and commodity price volatility. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; demand for our products, services, or solutions and factors that affect that demand; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; changes in third-party and government reimbursement processes, rates, contractual relationships, and mix of public and private payers; the ability to attract and/or retain key personnel and qualified employees; the global COVID-19 pandemic and its effects on our business; maintenance and protection of our intellectual property rights; the impact of potential information technology, cybersecurity, or data security breaches; compliance with the various legal, regulatory, tax, and other laws to which we are subject and related changes, claims, or actions; ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; the impact of potential product liability claims; environmental, social, and governance matters; our ability to successfully complete strategic transactions; our ability to operate effectively as an independent, publicly traded company and achieve the benefits we expect from our spin-off from General Electric Company; and the incurrence of substantial indebtedness in connection with the spin-off and any related effect on our business. Please also see the "Risk Factors" section of this Annual Report on Form 10-K and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

PART I
ITEM 1. BUSINESS
GE HealthCare Technologies Inc. (“GE HealthCare,” the "Company," "our," or "we") is a leading global medical technology, pharmaceutical diagnostics, and digital solutions innovator. We have approximately 50,000 employees dedicated to our mission to create a world where healthcare has no limits. We operate at the center of the healthcare ecosystem, enabling precision care by increasing health system capacity, enhancing productivity, digitizing healthcare delivery, and improving clinical outcomes while serving patients’ demand for greater efficiency, access, and personalized medicine. Our products, services, and solutions enable clinicians to make more informed decisions quickly and efficiently, improving patient care from diagnosis to therapy to monitoring. We have more than 125 years of experience and one of the strongest reputations in the global healthcare industry, built from our demonstrated record of delivering industry-defining innovation. This is complemented by our broad service capabilities and dedication to quality and integrity with a strong operational culture, deeply embedded in lean continuous improvement.
We generate revenue from the sale of medical devices, single-use and consumable products, service capabilities, and digital solutions. Precision care is expected to drive continued demand and opportunity for novel technologies and future innovation, as healthcare providers and researchers seek new solutions and tools for managing existing and new care pathways. The pursuit of precision care opportunities significantly expands our served industries to include integrated diagnostics, artificial intelligence ("AI") and machine learning-based clinical decision support, highly personalized therapies enabled by more precise diagnostics, and remote patient monitoring. The scale and breadth of our portfolio, combined with our innovation capabilities, position us to be a leading enabler of precision care.
GE HealthCare has extensive reach throughout the global healthcare system for medical technology, pharmaceutical diagnostics, and digital solutions, underpinned by resilient, sustainable practices and products, and a commitment to growing access to care. We serve customers in more than 160 countries with a global team of 10,000 sales professionals, 8,300 field service engineers, and a network of 43 manufacturing sites across 17 countries.
Our customers are healthcare providers and researchers, including public, private, and academic institutions that comprise an estimated $87 billion global industry growing at a mid-single digit Compound Annual Growth Rate ("CAGR"). We are organized into four business segments that are aligned with the industries we serve: Imaging, Ultrasound, Patient Care Solutions ("PCS"), and Pharmaceutical Diagnostics ("PDx"). Our portfolio of solutions addresses the biggest challenges facing healthcare providers and patients today, including helping to drive better patient outcomes and improved productivity for customers. These qualities foster strong trust, loyalty, and partnership with our global customer base.
GE HealthCare Technologies Inc., a Delaware corporation, completed its spin off (the "Spin-Off" or the "Separation") from General Electric Company ("GE") on January 3, 2023. On January 4, 2023, our common stock began regular-way trading on The Nasdaq Stock Market LLC ("Nasdaq") under the ticker symbol “GEHC." Our corporate headquarters are in Chicago, Illinois.

OUR SEGMENTS
We develop, manufacture, and market a broad portfolio of products, services, and complementary digital solutions used in the diagnosis, treatment, and monitoring of patients. We have a large global installed base of medical imaging, ultrasound, and patient monitoring systems.

Our business is comprised of four segments that are aligned with the industries we serve:

IMAGING BUSINESS.
GE HealthCare is a global leader in medical imaging with a comprehensive portfolio of scanning devices, clinical applications, service capabilities, and digital solutions. Our Imaging portfolio spans the care continuum and provides critical tools for physicians from initial screening and diagnosis, through therapeutic decision-making, to monitoring of patient progression. Our products are essential in the delivery of care for a broad spectrum of clinical specialties, including oncology, cardiology, neurology, nuclear medicine, orthopedics, women’s health, pediatrics, and surgery.
Our Imaging portfolio is comprised of six product lines and associated service capabilities: Molecular Imaging ("MI"), Computed Tomography ("CT"), Magnetic Resonance ("MR"), Image-Guided Therapies, Women’s Health ("WH"), and X-ray. We manage our MI and CT product lines together (“MI/CT”) and our Women’s Health and X-ray product lines together (“WH/XR”).

•MI enables the visualization, characterization, and quantification of functional processes taking place at the cellular and subcellular levels within patients. The images produced by MI systems allow clinicians to study the cellular and molecular pathways and mechanisms of disease in patients. We offer a complete MI solution from cyclotrons, chemistry synthesis, positron emission tomography (“PET”), computed tomography (“PET/CT”), PET/MR, and nuclear medicine to advanced digital solutions. Our MI team works closely with the Pharmaceutical Diagnostics ("PDx") segment and their innovations and collaborations with pharmaceutical companies.
•CT scans render 3D anatomical images of structures such as bone, soft tissue, and air cavities using an X-ray tube that rotates around a patient. The images are used in a wide variety of applications, including the detection of tumors or lesions, blocked blood vessels in the brain, abnormal heart conditions, complex bone fractures, and internal injuries from trauma. Our comprehensive CT portfolio includes multi-purpose and specialty scanners.
•MR is a sophisticated, non-invasive imaging technology that produces detailed anatomical images of almost every internal structure in the human body, such as the brain, spinal cord, heart, breast, kidneys, muscles, ligaments, and tendons. MR can also be used for functional imaging, and it is well-suited for disease detection, diagnosis, and treatment monitoring of a variety of conditions, including stroke, cancer, trauma, aneurysm, multiple sclerosis, cardiomyopathy, and congenital disorders. Our MR portfolio includes scanners for a range of clinical capabilities through different bore sizes, magnetic field strengths, and scalable platforms.
•Our Image-Guided Therapies business provides technologies that assist clinicians and surgeons during open surgeries and minimally-invasive endovascular procedures. Intraoperative imaging systems are used to visualize procedures that involve implants and devices, such as stents, balloons, pace makers, and artificial joints. Our Image-Guided Therapies business includes two business lines: interventional systems and surgery systems. Our interventional systems are commercialized under the IGS brand and are comprised of a broad portfolio of products that provide real-time advanced X-ray imaging and integrate with other imaging and diagnostic technologies that support clinicians in planning, guiding, and assessing minimally-invasive procedures. Our surgical systems are commercialized under the OEC brand and are comprised of a broad portfolio of mobile surgical C-arms that meet the varying clinical and environmental needs for surgical imaging around the world.
•Women’s Health products use X-ray technology to help clinicians screen for and diagnose breast cancer as well as bone and metabolic diseases in women. The product portfolio includes imaging and biopsy positioning systems designed to image the breast and dual energy X-ray absorptiometry scanners designed to image bones with low mineral density.
•X-ray systems are used by clinicians to perform first-line diagnostic imaging examinations of anatomical structures in the body, such as bones, lungs, and the gastrointestinal tract. GE HealthCare’s X-ray product portfolio includes systems for three distinct clinical situations: fixed room radiography products installed in hospitals and imaging centers; mobile radiography products used for bedside or other point-of-care imaging needs; and fluoroscopy products installed in hospitals for dynamic or “moving” X-ray imaging in applications like gastrointestinal examinations.
We also offer a suite of software and applications that help radiology teams improve productivity, address staff shortages, and deliver better patient outcomes. These software solutions and applications are upgradable through the lifecycle of the equipment and are especially beneficial for multi-site, multi-disciplinary networks that have complex operations. We also offer Picture Archiving and Communication System and Radiological Information Systems to manage the storage and reporting of radiology images.

Starting with the development of the X-ray in 1896, we have been at the forefront of industry-defining innovations for over 125 years and have consistently deployed advanced, innovative technologies to develop intelligently efficient solutions to address critical needs of our customers. We supplement our imaging solutions with digital applications and software solutions, leveraging our Artificial Intelligence ("AI") and advanced data science capabilities. We also offer specialized global service capabilities to support devices with repairs, upgrades, and lifecycle management. For each product in our portfolio, we develop and offer upgrades that expand clinical functionality throughout the product’s lifecycle and extend the life of imaging devices and software for a strong return on our customers’ investment.

In addition to our core products, digital solutions, and service offerings, we provide complementary enterprise solutions, such as education and training, and data integration services. Our broad enterprise solutions across the imaging continuum enable us to drive connectivity across healthcare systems and throughout the product lifecycle. Together, our imaging devices, digital solutions, and specialized services are designed to increase accuracy and precision of diagnostic and therapeutic efforts, improve efficiency of customer operations and workflows, and enable precision therapy delivery.
ULTRASOUND BUSINESS.
GE HealthCare is a global leader in ultrasound medical devices and solutions. Our broad portfolio spans the continuum of care, including screening, diagnosis, treatment, and monitoring of certain diseases. Our Ultrasound business’ focus is on designing solutions that are aligned by specialties/care areas for specific clinical workflows to better serve the unique needs of our customers and improve patient outcomes, while lowering the overall cost of care. We continue to innovate and deliver best-in-class ultrasound probes and consoles, and to develop digital solutions that increase diagnostic accuracy and simplify clinical workflows. We enhance our leading technology with leading customer service that includes customer education and technical support with the goal of improving clinical workflows and operational efficiencies.

Our Ultrasound portfolio and associated service capabilities serve customers across five clinical areas: Radiology and Primary Care, Women’s Health, Cardiovascular, Point of Care and Handheld, and Surgical Visualization & Guidance:

•Radiology and Primary Care ultrasound systems produce images to support precise diagnoses and treatment across the whole body, including liver, thyroid, renal, breast, vascular, and transcranial. Our systems combine exceptional image quality with comprehensive clinical tools, including measurement quantification, workflow automation, cross-modality networking, portability, and cloud-based technologies.
•Women’s Health Ultrasound is comprised of obstetrics, gynecology, assisted reproductive medicine, and supplemental breast cancer screening. These care areas require specially-designed ultrasound products that account for patient comfort and workflow constraints to enable practitioners to provide higher-quality screening, exams, and procedural care. Our portfolio includes a range of products covering various specialties in this market, including obstetrics and gynecology.
•Cardiovascular Ultrasound is used in the diagnosis, treatment, and monitoring of patients with suspected or known heart disease. Diagnostic exams assess the structure and function of the heart. Ultrasound is also used for guidance during interventional, electrophysiology, and surgical procedures. Our portfolio supports both diagnostic exams and interventional procedures.
•Point of Care and Handheld Ultrasound technologies are portable devices that produce high-quality images, whether in a hospital, ambulance, or remote geographic location. Clinicians use our Point of Care and Handheld Ultrasound devices to diagnose, monitor, and treat patients’ conditions throughout various care pathways to help improve outcomes while also reducing procedure time and required resources. Our portfolio contains console, laptop, and handheld devices.
•Our suite of Surgical Visualization & Guidance products that we acquired through the BK Medical acquisition (2021) helps surgeons visualize anatomy and lesions, guide interventions, and navigate inside the human body. These systems expand the use of ultrasound beyond diagnostics and support fast-growing precision surgery techniques, such as minimally-invasive and robotic-assisted surgeries, which require visualization for safe and effective navigation. Intraoperative imaging provides real-time information throughout surgical procedures that can be used to confirm or amend surgical plans, monitor progress, and validate the execution of a procedure, all while the patient is in the operating room. With real-time critical information, surgeons can deliver faster, more personalized care and achieve better health outcomes for patients.

Our Ultrasound Digital Solutions portfolio is dedicated to helping solve the efficiency, accuracy, standardization, and accessibility challenges of ultrasound through seamlessly connected devices and workflow solutions.
Our Ultrasound business segment has a large installed base that requires ongoing service, upgrades, and updates. Seamless connection of devices, software, and services increases satisfaction and engagement of customers as they seek offerings that are optimally maintained and allow upgrades. Our service offerings are highly regionalized with local requirements, varying customer needs, and cross-modality service strategies. We offer full-service contracts providing a range of coverage, as well as parts, probe repair, and remote diagnostics.
PATIENT CARE SOLUTIONS BUSINESS.
GE HealthCare’s PCS business is a leading global provider of medical devices, consumable products, services, and digital solutions that complement a care team’s clinical expertise by acquiring and transforming clinical data into real-time visualization and clinical decision support. This allows care teams to more proactively adapt to changing patient needs and improve patient care and outcomes. Our PCS portfolio also helps solve current challenges our customers face, such as increased patient demand, clinician labor shortages, and the rising cost of care, by simplifying clinical and operational workflows to create efficiencies and capacity. PCS' products, along with our digital solutions and service capabilities, form a broad and integrated portfolio of solutions that supports care teams within and beyond most acute healthcare settings, including emergency departments, surgical/operating rooms, intensive care units (“ICUs”), neonatal intensive care units (“NICU”), labor and delivery units, telemetry units, medical-surgical units/general wards, cardiology departments, and clinics.

Our PCS portfolio is comprised of five product lines: Patient Monitoring, Anesthesia Delivery and Respiratory Care, Diagnostic Cardiology, Maternal Infant Care, and Consumables and Services.

•Patient Monitoring enables clinicians to care for patients across all acute care settings. Our portfolio ranges from spot-check to continuous patient monitoring across acute care settings, including comprehensive multi-parameter monitors; central stations; continuous, wearable and mobile monitors; transport monitors; cardiac telemetry solutions; spot-check monitors; and visualization, alarm distribution, and care team collaboration solutions. Our Patient Monitoring business includes proprietary parameters and complementary consumables, as well as OEM parameters that are integrated into our monitoring fleet, of which a significant portion represents recurring revenue streams.
•Anesthesia and Respiratory Care products offer life support solutions via ventilation technology. Products in our Anesthesia portfolio are used by anesthesiologists to ventilate and deliver general anesthetic drugs to patients during surgeries. Our products are installed in many operating rooms across the world. Our Respiratory devices are designed to ventilate critically ill patients, generally in ICUs.
•In Diagnostic Cardiology, electrocardiogram (“ECG” or “EKG”) is usually the first diagnostic tool to detect cardiovascular disease, a leading cause of death across the world. Our Diagnostic Cardiology products focus on harnessing the power of the ECG to save lives from that disease. We provide resting ECG devices, stress ECG devices, and ECG management digital solutions, including interpretation algorithms. Our ECG ecosystem obtains, interprets, and stores ECGs captured from devices in both hospital and home settings and provides a full care continuum for cardiology.
•Our Maternal Infant Care products are used in the labor and delivery department to monitor important maternal and fetal parameters, and in neonatal intensive care to assist in critical care for newborns. Our product portfolio includes neonatal incubators, infant warmers, resuscitation devices, phototherapy equipment, maternal and fetal monitors, and digital offerings, such as maternal and fetal heart rate surveillance software. Our products have added innovation in design including integrated scales, hands-free alarm silencing, angled radiant heating, and thermoregulation.
•Our Consumables and Services portfolio consists of 1,100 products that are used primarily with our monitoring solutions patient parameters, such as blood pressure, ECG, pulse, temperature, respiratory rate, blood oxygen level, and brain activity, and are used throughout the hospital. Our service offerings are flexible and can range from preventative maintenance to comprehensive, onsite biomedical service engineering contract. Both our consumables and services offer our customers ongoing clinical impact, protect their capital investment, and provide us consistent recurring revenue streams.

In addition to the solutions above, the PCS portfolio includes digital solutions that provide timely and accurate clinical decision support in acute and other care settings, simplifying clinical and operational workflows to drive efficiencies, and improving delivery of precision medicine and patient outcomes. These solutions aggregate and integrate clinical data from various devices across care settings in real time. Our digital solutions simplify visualization to guide clinical and operational decisions, enabling efficient care team collaboration virtually. These solutions are interoperable and vendor-agnostic to integrate with customer environments in a multi-vendor setting and provide a recurring revenue stream.

PCS' broad product and digital solution portfolio is complemented by a comprehensive suite of service offerings, including parts, labor, and training, as well as emerging data, analytics, and networking solutions to aid our customers in improving uptime and efficiency of their medical technology fleets.

PHARMACEUTICAL DIAGNOSTICS BUSINESS.

GE HealthCare’s PDx business is a leading supplier of diagnostic agents to the global radiology and nuclear medicine industry. These diagnostic agents help clinicians assess patients to enable more precise diagnoses and better therapy selection. We distribute products globally, providing on-time delivery of quality products that help meet patient and procedural needs across a multitude of modalities. PDx's diagnostic agents are complementary to the imaging and ultrasound devices we offer, including CT, angiography and X-ray, MR, single-photon emission computed tomography (“SPECT”), PET, and ultrasound, and are also compatible with systems from other equipment vendors. We believe our established positions in imaging scanners, contrast media, contrast injectors, chemistry systems, radiopharmaceuticals, and cyclotrons give us unique insights into end-user needs that allow us to continuously innovate our product portfolio to offer differentiated solutions.

PDx operates within a strictly regulated industry with unique operational needs. Diagnostic agents require a sophisticated supply chain for manufacturing, supported by a global infrastructure of commercial, marketing, medical affairs, market access, application, regulatory, and pharmacovigilance teams that help monitor products. Customers require timely and reliable supply of diagnostic agents, as shortages or delays can be highly disruptive to workflows and cause exam cancellations.

Our PDx business is comprised of two business lines: Contrast Media and Molecular Imaging.
•Contrast media are pharmaceuticals that are administered to a patient prior to certain diagnostic scans in order to increase the visibility of tissues or structures during imaging exams. Contrast media increase the diagnostic value of imaging and can be critical to visualize small or nuanced areas of diagnostic interest, such as cancer lesions or vascular structures, and to plan medical interventions, such as angioplasties, biopsies, or radiation therapy. We offer contrast media to three imaging modality groups: (i) CT, angiography, and X-ray, (ii) MR, and (iii) Ultrasound. Our Contrast Media business also includes contrast injection devices through collaborations with original equipment manufacturers. Contrast injectors are automated devices that monitor and control the injection of contrast into patients and are a key productivity lever in the imaging suite.
•Molecular imaging agents, or radiopharmaceuticals, are molecular tracers labeled with radioisotopes that are injected into a patient prior to a diagnostic imaging scan. These agents work by accumulating in an area of diagnostic interest, such as a tumor, and emitting energy that is detected by a SPECT or PET scanner. Because they have specific molecular targets, they allow visualization and assessment of cell function, providing a more detailed dimension of biological activity. Our radiopharmaceuticals support diagnosis and therapy selection in various care areas, such as neurology, cardiology, and oncology, and are also used by pharmaceutical companies and researchers in selecting target populations for clinical trials.

OUR INDUSTRIES

The breadth of our product portfolio and global presence supports an estimated $87 billion total addressable opportunity across the industries our four business segments serve. Our industries are experiencing macro trends that we expect to continue to drive sustainable long-term growth in the demand for medical technology, pharmaceutical diagnostics, and digital solutions. We expect to benefit from many of these trends as our portfolio of solutions directly addresses many of the challenges and opportunities facing our customers today. As a stand-alone company, we will accelerate investments in Research and Development ("R&D") and innovation in areas where we see the most compelling growth opportunities, enhancing our competitive advantages.

MACRO HEALTHCARE TRENDS.

•Growing adoption of precision care. Patients and providers are increasingly recognizing the power of precision care to improve individual outcomes while enhancing the patient experience, containing costs, customizing care, and improving provider efficiency by lowering the amount of time required to treat patients.
•Digitization of healthcare. Valuable healthcare data is increasingly being used to improve care across disease states, enhance the ability of clinicians to diagnose and treat patients, and improve clinical workflow efficiencies, often assisted by software applications that utilize AI and machine learning technologies.
•Increasing demand for healthcare driven by demographic trends. The increasing global demand for healthcare is driven by population growth, an increasing proportion of the population over the age of 65, and the increasing prevalence and treatment of chronic diseases.
•Improving access to healthcare in emerging markets. The growing middle class in many of these markets is helping to drive both government and private sector investment in healthcare systems and medical technology.
•Expansion of alternative sites of care. The delivery of care in lower acuity settings is one of the fastest growing trends in the healthcare industry, driven by lower operating costs and expanding access to more of the population.
•Adoption of the Quadruple Aim of healthcare. The Quadruple Aim of Healthcare are guiding principles for delivering better patient care. Key tenets of the Quadruple Aim include: improving population health, reducing cost of care, enhancing the patient experience, and improving provider satisfaction.

OVERVIEW OF OUR INDUSTRIES AND KEY TRENDS.

The global industries served by our business segments represent large and growing opportunities that in addition to macro trends listed above, are driven by the following segment-specific trends:

•Our Imaging business segment is growing at a mid-single digit CAGR, driven by demand for increasingly high image quality, additional capabilities from leveraging AI, and advanced interventional surgical systems.
•Our Ultrasound business segment is growing at a mid-single digit CAGR, driven by expanded use of ultrasound in diagnostics, therapy, and monitoring across multiple care settings.
•Our Patient Care Solutions business segment is growing at a mid-single digit CAGR, driven by demand for integrated solutions to enable better decision-making and improve workflow efficiencies.
•Our Pharmaceutical Diagnostics business segment is growing at a mid-single digit CAGR, driven by demand for better visualization to enable more precise diagnoses and therapy selection for patients.

COMPETITORS

We are a global company and face competition from not only similar global participants, but also regional participants, that can vary by segment and product line. In the industries we serve, our primary global competitors include Siemens Healthineers, Philips Healthcare, Canon, and United Imaging, among others. In our Pharmaceutical Diagnostics business segment, we primarily compete with Bayer, Bracco, Guerbet, Lantheus, and Curium.

BUSINESS STRATEGIES

We aim to grow our business by pursuing the following strategies:

•Deliver Industry-Leading Innovations. We aim to maintain and strengthen our leading global position by continuing to deliver innovative solutions that best address our customers’ needs. From 2019 to 2022, we invested a cumulative $3.5 billion in R&D to drive our organic innovation efforts. We drive efficient use of our R&D budget by locating some of our R&D employees in lower-cost regions. We plan to further enhance our innovation efforts with inorganic investments across our business segments. We intend to increase our investment in innovation, both to enhance our core portfolio and extend our capabilities in attractive, high-growth adjacencies, including clinical decision support and workflow tools, advanced analytics and AI, 3D visualization, lower acuity patient monitoring, clinical collaboration tools, and integrated insights across multiple diagnostic modalities.
•Build Integrated Solutions Along Care Pathways. We build integrated equipment and software solutions designed to address the needs of clinicians and patients along care pathways. Our goal is to break down data silos across devices, bespoke systems (both third-party and our own), and sites of care that often delay or even prevent patients from getting the most appropriate diagnosis and treatment. Central to this approach is our focus on developing and delivering digital solutions that seamlessly integrate across workflows and departments and increasingly reside on our Edison platform for ease of deployment and enterprise-wide integration. Our care pathway approach is well supported by the breadth and depth of our portfolio, which gives us unique visibility into customer needs in clinical care areas such as oncology, cardiology, and neurology. We believe this strategy improves the value proposition of our current offerings, expands use cases for our Edison digital platform, and creates new software-as-a-service (“SaaS”) revenue sources.
•Enable Digitization at a Device, Department, and Enterprise Level. Digital innovations are changing how care is delivered and consumed around the world by improving access, quality, safety, productivity, patient experience, and customer staff satisfaction. Dictated by customer needs, we have developed distinct strategies for our digital offerings that span device (e.g. MR DL Recon), department (e.g. AW Server), and enterprise solutions (e.g. Command Center). We plan to continue leveraging Edison Platform to help deploy and scale these software solutions, while accelerating customer adoption. Edison enables customers to: (i) efficiently upgrade existing devices with advanced intelligent functions, using edge or cloud technology; (ii) integrate clinical data across multiple diagnostic and therapeutic modalities, such as pathology, radiomics, and genomics; and (iii) develop or deploy new applications with industry-standard capabilities built-in, including data privacy and cybersecurity.
•Expand Our Business by Providing Transformational Customer Solutions. We plan to expand our leading global presence by continuing to deliver transformational solutions designed around specific customer needs. The growing demand for precision care is driving a greater focus among customers for solutions that provide actionable insights for clinicians and are easily deployable for the healthcare system. We believe there is significant opportunity to utilize our core competencies of innovation, service capabilities, and digital solutions to expand our portfolio further into integrated diagnostics, AI and machine learning-based clinical decision support, highly personalized therapies enabled by more precise diagnostics, and remote patient monitoring. As the delivery of care continues to extend outside the hospital, we plan to continue growing our presence to alternative sites of care with our clinical capabilities, enabling minimally-invasive procedures and expanding into remote monitoring and home care.
•Grow in Emerging Markets with a Local Strategy Tailored to Customer Needs. We plan to continue to invest in developing tailored clinical applications, service repair operations, training, financing, and project management to better serve customer needs in emerging markets. As localization initiatives increase in important markets, such as China, India, and Brazil, the strength of our portfolio and enterprise approach is enhanced by regionally-defined commercial strategies. To address localization trends, we developed a comprehensive product development, production, and commercialization strategy reflecting local needs. We take a strategic approach to each emerging market, helping us match our strategies to the market opportunity and local needs.
•Drive Growth and Continuous Improvement Through Lean. Our focus on lean will enable us to deliver better customer outcomes while improving our operating model as a stand-alone company. We use lean to improve the customer experience and achieve reductions in product and service costs by focusing on having a diverse and qualified supplier base, enhancing logistics productivity, employing design-for-value principles, and driving digitization of our services delivery to deliver more value for customers while improving operating margins across the portfolio. We deploy lean methods for driving growth, innovation, and operating efficiencies across our company.

•Focus on Disciplined, Strategic M&A Transactions. We will continue to focus on paying down debt and delivering disciplined and targeted inorganic growth through strategic transactions, including acquisitions, mergers, investments, joint ventures, and other expansions of our operations that leverage our existing platform. Our M&A focus remains on transactions that will accelerate our strategies, expand capabilities, and drive attractive returns.

SERVICE CAPABILITIES

Our capabilities extend beyond on-site repair to include remote monitoring, repair, and corrective maintenance capabilities. We utilize our local presence to provide customers with tailored commercial solutions, such as holistic infrastructure solutions, local training, equipment repair, financing programs, and other services. The majority of our imaging systems are connected for remote monitoring, enabling diagnostic consultations with skilled, off-site engineers, predictive maintenance, and asset management analytics. We also help customers extend the utility and value of their equipment through asset management services, clinical utilization analytics, and technology upgrades that bridge our customers to next-generation platforms. We believe our comprehensive and high-quality service offerings drive higher sales of replacement equipment to our customers.

RESEARCH AND DEVELOPMENT ACTIVITIES

Our R&D efforts focus on creating new products and solutions, developing new applications for products, and enhancing our existing products to help improve outcomes for customers and their patients. We conduct global R&D efforts in 18 countries that include both developed and emerging markets. As of 2022, we employ 9,600 engineers and scientists, including hardware and systems engineers, software engineers, personnel focused on clinical research, and others. We engage in and sponsor clinical research and product development through collaborations with universities, medical centers, and other organizations.

INTELLECTUAL PROPERTY

We have a substantial portfolio of intellectual property (“IP”). To protect our IP, we rely on a combination of patent, design, utility model, trademark, copyright, and trade secret protections as well as regulatory exclusivity periods and confidentiality agreements. Our IP team collaborates with our R&D and product teams to develop product-line-focused IP strategies and secure IP rights as appropriate. We generally file patent applications in the United States and foreign countries that have strong technology patent protections. We also license from third parties a variety of IP that complements our internal R&D efforts and our product offerings. While, in aggregate, our patents and other IP are vital to our operations, we do not consider any single IP asset or group of assets to be of material importance to any segment or to the business as a whole; rather, we believe understanding our customers’ needs, technology expertise, and manufacturing know-how are critical for our business.

We rely on confidentiality agreements with employees, contractors, consultants, and third parties to help protect our trade secrets, proprietary technology, and other confidential information. We also monitor development and commercialization activities of third parties so our IP rights are not infringed upon. In addition, we make infrastructure investments to secure our IP assets and conduct audits to assess the effectiveness of our IP protection efforts.

We own or have secured licenses to all IP that is important to our business. As part of the recently completed spin-off from GE, we have secured IP specific to our business and GE has granted or will grant to us a license to use other IP that is used in our business but which GE will retain ownership of, including a trademark license to the GE Monogram Logo and the “GE HealthCare” word mark.

HUMAN CAPITAL

We are a purpose-driven global workforce of approximately 50,000 employees with a long average tenure reflecting a strong, engaged culture and who are passionate about serving our customers and enabling them to provide the highest quality care to their patients. Our values emphasize focus, trust, and humility with unyielding integrity, while fostering an inclusive culture and diverse team. We monitor our human capital priorities, including as a part of our monthly business operating reviews, throughout the year. Our senior leadership is a diverse team of global industry veterans with the skills and expertise required to lead a stand-alone publicly-listed medical technology, pharmaceutical diagnostics, and digital solutions company. We embrace a diverse workplace where “every voice makes a difference, and every difference builds a healthier world,” and we are committed to supporting diversity across our global teams. Our values emphasize patient and customer focus, trust, and humility with unyielding integrity, while fostering an inclusive culture.

Below are our human capital priorities:

•Protect the health and safety of our workforce: Safety is our first priority and is integrated into everything we do, from manufacturing to installation, operation, and service. We are committed to prioritizing safety over quality, delivery, and cost. We have established and maintain effective health and safety standard protocols across our businesses that are aligned with regulatory requirements, industry practices, and Company values. Our efforts extend to promoting the mental and emotional health and wellness of our workforce.

•Transform our culture: Our senior management team is leading our company through a transformational time having recently completed the Spin-Off from GE and executing on our next phase of growth. We will do so by promoting a culture of integrity by improving alignment and accountability across all levels of the organization, accelerating decision-making, and removing complexities to enhance overall operational efficiency.
•Attract, develop, and cultivate our talent: GE HealthCare’s approach to talent management is to cultivate strong individual and company performance. A key pillar of our talent strategy is senior management-led annual organization and talent reviews focused on critical roles, succession plans, and talent development aimed at helping our employees grow and develop.
•Promote inclusion and diversity across the enterprise: We believe in the value of each person’s unique identity, background, and experiences and are committed to fostering an inclusive culture in which all employees feel empowered to do their best work because they feel accepted, respected, and that they belong.

We have approximately 16,300 employees in the United States and approximately 7,200 employees in China, our next largest geography. We have approximately 1,100 union-represented manufacturing employees in the United States, approximately 800 of whom are covered by four-year collective bargaining agreements that were ratified in 2019 and expire in June 2023. GE HealthCare’s relationship with employee-representative organizations outside the United States takes many forms, including in Europe where GE HealthCare engages the representative bodies for employees, such as works councils and trade unions, in accordance with local law.

We strive to unlock the ambition of all our people so they can innovate, grow, and reach their full potential. Our well-established employee development strategy allows us to attract and retain innovative leaders, which is instrumental to our long-term success.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE

GE HealthCare is committed to delivering products and solutions that build a healthier and more sustainable world for this and future generations. We have an Environmental, Social, and Governance ("ESG") program and internal governance structure that we will adapt and expand as determined through our business operating reviews. Our ESG program and governance structure are aligned with our business strategy, the priorities of our stakeholders, our commitments and ambitions, and our need to adapt to changes in societal, environmental, and regulatory expectations. Our Enterprise Stewardship Program Committee, a committee of our management team, works in partnership with all segments, regions, and functions to facilitate alignment with ongoing ESG efforts, which will include gathering input from internal and external stakeholders to help inform our ESG strategy and focus areas.

Our current ESG focus areas include:
•Expanding access to healthcare: We aim to expand access to healthcare for underserved populations around the world. Our technology enables caregivers to bring advanced diagnostics and treatments to remote parts of the world where access to hospitals and medical equipment is limited.
•Promoting inclusion and diversity across the enterprise: We are committed to building a more inclusive workplace and diverse workforce. We believe in the value of each person’s unique identity, background, and experiences, and we are committed to fostering an inclusive culture in which all employees feel empowered to do their best work because they feel accepted, respected, and that they belong.
•Mitigating our climate impact and improving resiliency: We are working to reduce our greenhouse gas emissions and have set goals to reduce our absolute Scope 1 and Scope 2 emissions by 50% by 2030 and achieve net zero by 2050. In alignment with this goal, we have signed up to the Science Based Targets initiative and are part of the UN-backed “Race to Zero,” which commits us to reducing emissions in line with the Paris Agreement, which was adopted under the UN Framework Convention on Climate Change.
•Advancing the circular economy and environmental design: We seek to support the transition to a more circular economy. For more than 20 years, GE HealthCare’s GoldSeal program has reduced medical imaging equipment waste by promoting and enabling the reuse of equipment and parts from de-installed imaging and ultrasound systems. Machines are refurbished or dismantled, harvested, and recycled, reducing waste and contributing to a circular economy. Of the equipment recovered, approximately 95% of the materials are reused or recycled.
•Protecting patient data and cybersecurity: We provide cybersecurity products, solutions, and services. Cybersecurity is embedded within the GE HealthCare culture, and we are committed to protecting our business and customers by: safeguarding a secure enterprise and continuously advancing our internal cybersecurity capabilities; offering secure products and solutions through design, development, and the product lifecycle; providing secure service delivery with industry-leading technology, processes, and risk mitigation approaches; and providing a portfolio of cyber-managed services to assist health delivery organizations with securing their operations.

Our focus on these five areas builds upon our long-standing commitments to innovation, product quality, and integrity. As an independent company, we are integrating ESG more deeply into the core of our business strategy and culture.

SALES AND DISTRIBUTION MODEL

GE HealthCare deploys a global multi-channel commercial model consisting of 10,000 sales professionals and a network of approximately 5,200 indirect third-party partners. Our reach into top hospitals and health systems is evidenced by our long-standing collaborations with leading institutions around the world. Our commercial model is organized according to the needs of our customers and includes global and regional marketing, regional inside sales teams, field-based sales teams, and sales agents and distributors. Our equipment sales representatives partner closely with their service sales counterparts to position both equipment contracts and long-term maintenance agreements along with system upgrades and SaaS agreements. We complement our direct and indirect sales channels with end-to-end virtual sales teams. Our direct and indirect channel mix helps us expand our market coverage, increase customer satisfaction, and win more business in broad geographies and emerging markets. In developed markets, we supplement our commercial model with strategic account executive and collaboration teams who bring the depth and breadth of our overall portfolio to the senior leadership of our top customers to deliver long-term commercial collaborations, which can be tied to specific outcomes.

GLOBAL INTEGRATED SUPPLY CHAIN, SOURCING, AND LOGISTICS

Our sourcing, production, and distribution network is managed globally while our products are manufactured at and distributed by facilities serving specific regions. We believe our global scale, complemented by local focus, allows us to provide our customers with improved supply chain security, reduced costs, and compliance with regional or national trade and marketing requirements. We have manufacturing, assembly, and pharmaceutical production in 43 facilities across 17 countries. We use globally managed and coordinated quality assurance programs across our manufacturing and ISO-certified distribution facilities, and we regularly inspect and audit our sites. We hold our suppliers to the same rigorous operating standards.

REGULATION

The development, manufacturing, marketing, sale, promotion, and distribution of medical devices and pharmaceutical products are subject to stringent government regulation globally. We commit extensive resources to maintain compliance with these regulations.

The United States, European Union ("EU"), and China are our most significant regions based on revenue and the regulatory landscape within these regions. Sales of medical devices and pharmaceuticals outside of these regions are subject to requirements that vary from country to country. Our ability to market and sell our products globally depends upon our compliance with the laws and regulations in each jurisdiction. This requires, among other things, receiving specific marketing authorization from the appropriate regulatory authorities, and maintaining our Quality Management System, which is compliant with the applicable local regulatory requirements, and ISO 13485 certification that is recognized by many regulators. Complying with requirements imposed on our products and business is an ongoing process as we introduce additional products and/or product modifications and seek to comply with changing legal and regulatory requirements. The time required to obtain authorization to market and sell products varies by country. The ability to comply with global post-market requirements requires extensive and ongoing resources.

The International Medical Device Regulators Forum, which includes a number of country regulators, has implemented a global approach to auditing medical device manufacturers. The Medical Device Single Audit Program ("MDSAP") provides for a single annual audit of a medical device manufacturer by a MDSAP-recognized auditing organization to satisfy the requirements of ISO 13485 and the regulatory requirements of the authorities that participate in MDSAP (currently the United States ("U.S.")), Canada, Australia, Brazil, and Japan). While the U.S. Food and Drug Administration ("FDA") accepts MDSAP audit reports as a substitute for routine agency inspections, it considers the following types of inspections to fall outside the scope of MDSAP: for-cause or compliance follow-up inspections; pre-approval or post-approval inspections; and inspections to assess compliance with Electronic Product and Radiation Control regulations, which apply to Molecular Imaging, X-ray, Women’s Health, Interventional, and Surgery products.

UNITED STATES OF AMERICA.

Food and Drug Law
Under the Food, Drug, and Cosmetic Act ("FDCA"), we must comply with regulations governing the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, servicing, and marketing of medical products, including medical devices and pharmaceuticals. U.S. FDA product approvals and clearances may be withdrawn or suspended if compliance with regulations is not maintained or if product issues are discovered. Some of our products are also subject to the Radiation Control for Health and Safety Act and the Electronic Product and Radiation Control Regulations, administered by the FDA, which imposes performance standards, record keeping, reporting, product testing, and product labeling requirements on radiation-emitting electronic products, such as X-ray devices. We must also comply with the Mammography Quality Standards Act for our mammography products. Further, clinical studies of medical devices and pharmaceuticals are subject to regulation and inspection. In addition, we are subject to applicable laws and regulations of state and local authorities.

Devices
The FDCA classifies medical devices into three classes based on risk, including Class I (lowest risk), Class II (moderate risk), and Class III (highest risk), with more stringent regulatory requirements applicable to higher-risk devices. Commercial sales of our Class II (except for Class II exempt devices) and Class III medical devices in the U.S. must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FDCA for Class II or the granting of a premarket approval for Class III. The development of a medical device typically requires extensive non-clinical testing and, for some of our devices, clinical testing involving human subjects.

For all our medical devices, we must comply with FDA’s requirements governing, among other things, device site registration and listing, labeling, post-market record keeping and reporting, and the Quality System Regulation. These requirements are detailed, comprehensive, and require extensive investment and resources to comply with the legal and regulatory requirements.

Pharmaceutical Products
Our pharmaceutical products are subject to FDA’s pre-market approval process. The pharmaceutical product development and approval process typically begins with extensive pre-clinical R&D, followed by approval of an Investigational New Drug ("IND"), and then, upon successful completion of several phases of clinical trials, the filing and request for FDA approval of a New Drug Application ("NDA"). We also are subject to FDA’s requirements, including drug establishment registration and listing, labeling and advertising, and current Good Manufacturing Practice ("cGMP") regulations, which set forth minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packing pharmaceutical products. Post-approval, we must maintain and submit to the FDA reports of product quality defects and adverse events. FDA’s generic drug program requires filing of an Abbreviated New Drug Application ("ANDA") for a generic drug application that does not include preclinical or clinical data to establish safety and effectiveness, but must demonstrate equivalency to the innovator drug.

EUROPEAN UNION.

Devices
There is no pre-market approval of medical devices in the EU. All new medical devices placed on the market or put into service in the EU must be compliant with and meet the requirements of the Medical Device Regulation, which was implemented on May 26, 2021. Devices that conform to these requirements can be affixed with a CE marking and commercialized throughout the European Economic Area ("EEA") and in Switzerland. Prior to affixing a CE marking, manufacturers must demonstrate that their products comply with minimum standards of performance, safety, and quality, through a conformity assessment procedure that depends on the product’s classification. The classification of a medical device is determined by its intended purpose. Devices are classified from lowest to highest, as either Class I, IIa, IIb, or III. Classification is dependent on a variety of factors, including duration of use, whether the device is invasive or non-invasive, and whether the device is considered “active.” The competent authorities of the EU countries are responsible for regulating clinical investigations of medical devices and post-market surveillance of devices once they are placed on the market.

Pharmaceutical Products
Our pharmaceutical products are regulated by the European Medicines Agency (“EMA”), or the national competent authorities of the EU/EEA countries where our products are marketed. The EMA, acting through the Committee for Medicinal Products for Human Use (“CHMP”), is responsible for the scientific evaluation of pharmaceutical products developed by pharmaceutical companies for use in the EU and submitted for assessment through the EU centralized procedure. If the CHMP concludes that all requirements for quality, safety, and efficacy are met, it issues a positive opinion that the EMA forwards to the European Commission, which takes the final decision on the granting of a marketing authorization.

CHINA.
We must comply with medical device and pharmaceutical product laws and regulations and standards governing the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, servicing, and advertising and promotion of our products in China. The chief pharmaceutical product and medical device regulator is the National Medical Products Administration (“NMPA”), which enforces these laws and has the power to issue fines, seize products, withdraw or suspend an approval or a registration for serious non-compliances, and refer cases for criminal prosecution. These national laws and regulations are also supplemented by provincial and other local-level rules and enforcement policies.
Devices
Medical devices are strictly regulated by the NMPA and various provincial, city, and county regulators and are classified into three risk-based classes from lowest to highest, Class I, II, and III. Approved products are subject to post-market requirements for reporting adverse events and recalls, as well as regular risk assessments of devices and potentially re-evaluation reports of the safety and effectiveness of the device based on more significant safety signals.

In addition to product licenses, manufacturing and distribution facilities that handle Class II and III devices require licenses or notifications and must comply with cGMP requirements and good supply practices. The NMPA regularly conducts inspections of manufacturing facilities in China (as part of a pre-market submission review, routine or for-cause inspections, or unannounced inspections) as well as periodic inspections of overseas manufacturers for compliance with China medical device cGMP requirements. The NMPA inspects distributors and user facilities and conducts annual national and provincial sampling inspections and testing to ensure compliance with labeling, licensing, mandatory standards, and other related requirements. In addition, the NMPA conducts regular and for-cause good clinical practice audits of clinical sites that provide data and clinical trial reports for product registration.

Pharmaceutical Products
Our pharmaceutical products are strictly regulated by the NMPA and various provincial, city, and county regulators. Significant changes were recently made to the China Drug Administration Law with more to follow regarding new regulatory requirements and technical guidelines. All our pharmaceutical products require pre-market approval from the NMPA before they can be marketed in China, and those marketing applications must be supported by clinical data, which typically comes from a multi-phase study in China or by relying on clinical data generated abroad that meets the NMPA’s requirements.

DATA PRIVACY LAWS.
Due to our extensive global footprint and handling of personal data as both a data controller (on our own behalf) and data processor (on behalf of third parties, primarily customers), we are also subject to an extensive collection of global laws and regulations protecting the privacy, security and integrity of the personal data, sensitive personal data, and patient health information that we create, receive, use, and maintain as a business.
Among the most relevant and material to our business, based on the volume and sensitivity of the data at issue, are: the U.S. Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information and Technology for Economic and Clinical
Health Act (collectively “HIPAA”); the EU General Data Protection Regulation (Regulation (EU) 2016/679) (“GDPR”), similar U.K. legislation resulting from the European Union (Withdrawal) Act of 2018 (“U.K. GDPR”), and other EU country-level laws; the Lei Geral de Proteção de Dados Pessoias (“Brazil LGPD”); and the various laws and accompanying regulations in China governing data privacy and cybersecurity (e.g., the Cybersecurity Law of the People’s Republic of China, Personal Information Protection Law ("China PIPL")). In addition, there are also various US state-level laws (e.g., the California Consumer Privacy Act), country regional laws, and proposed legislation that we monitor for applicability and impact to our business. These laws present a continuing challenge to businesses to structure their data collection, storage, use, and cross-border transmission in a compliant manner.

Many of these laws impose a significant compliance burden on organizations within their scope and failure to comply can result in a variety of sanctions, including administrative fines for the most serious compliance failures up to 4-5% of a company’s total annual revenue of the preceding fiscal year (e.g., GDPR, U.K. GDPR, China PIPL). While there have been some recent enforcement actions by EU country-level data protection authorities resulting in substantial fines pursuant to GDPR, there remains uncertainty as to how data protection authorities throughout the rest of the globe will choose to interpret and enforce violations of applicable privacy and cybersecurity laws and regulations (e.g., Brazil LGPD, China PIPL). Furthermore, these laws and regulations are continuously evolving, and further clarification in the form of implementing rules, guidelines and related guidance from the data protection authorities is necessary to paint a full picture of the compliance obligations imposed on businesses within their scope. To that end, while we are continuously monitoring the legal and regulatory environment, we cannot fully predict what effect, if any, clarification or changes to these laws and regulations may have on our business in the future.

REGULATION ON ADVERTISING, MARKETING, AND PROMOTION.
The advertising, marketing, and promotion of our products must be truthful and non-misleading, consistent with our regulatory clearances and approvals, and supported by adequate and reasonable scientific data. We may not promote or advertise our products for uses not within the scope of our intended use statement in our regulatory clearances or approvals or make unsupported safety and effectiveness claims. With limited exceptions, we may not market, promote, or sell regulated products prior to health authority clearance or approval. For our pharmaceutical products, health authorities regulate labeling and advertising. For our device products, health authorities regulate the labeling and, for certain devices, advertising in coordination with other enforcement agencies. A failure to comply with these regulations could expose the Company to legal liability, such as enforcement actions, investigations by a governmental authority, civil fines or criminal actions, lawsuits brought by competitors or company whistleblowers, or other actions. We must also comply with advertising, marketing, and promotion rules in all countries in which we market our products.

GLOBAL HEALTHCARE COMPLIANCE.

The marketing, promotion, and sale of medical devices, drugs, and services are regulated by the U.S. Department of Health and Human Services and comparable U.S. state and non-U.S. agencies responsible for reimbursement and regulation of the delivery of healthcare items and services, representing government’s interest in regulating the quality and cost of healthcare. Similar regulations are imposed in many global markets in which we do business. Industry trade associations (such as AdvaMed and MedTech) increasingly provide guidance on, and compliance with, applicable laws and regulations.

U.S. federal healthcare laws apply when we or our customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally funded healthcare programs, including laws related to kickbacks, false claims, self-referrals, and healthcare fraud and abuse. Similar state false claims, anti-kickback, anti-self-referral, and insurance laws also apply to state-funded Medicaid and other healthcare programs and private third-party payers. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties and expose us to civil liability and risk of further enforcement action under the U.S. Anti-Kickback Statute ("AKS"), the False Claims Act ("FCA"), or other healthcare fraud and abuse laws. In addition, as a manufacturer of U.S. FDA-cleared and -approved devices and drugs reimbursable by federal healthcare programs, we are subject to the U.S. federal Physician Payments Sunshine Act (the "Sunshine Act"), which requires us to annually track and report to the federal government certain payments and other transfers of value we make to U.S.-licensed physicians and other healthcare professionals or U.S. teaching hospitals.

The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act of 2010, and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies from making corrupt payments to or otherwise engaging in bribery of governmental officials. These laws apply to many of our customer interactions, as healthcare professionals in other countries are often considered government officials, and in some cases lay out requirements of how to operationalize compliance with the legal requirements. Failure to comply with these laws may expose us to criminal and civil enforcement actions, monetary fines and penalties, and reputational harm.

Implementation of further legislative or administrative reforms to reimbursement systems, or adverse decisions relating to coverage or reimbursement amounts for our products by administrators of these systems, could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them. Further, as a result of the Patient Protection and Affordable Care Act, the United States is implementing value-based payment methodologies and seeking to create alternative payment models, such as bundled payments, to continue to drive improved value.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table presents the names, ages, and positions of our executive officers as of the date of this Annual Report.

Name	Age	Position
Peter J. Arduini	58	President, Chief Executive Officer, and Director
Helmut Zodl	50	Chief Financial Officer
Frank R. Jimenez	58	General Counsel and Corporate Secretary
Taha Kass-Hout	51	Chief Technology Officer
Betty D. Larson	47	Chief People Officer
Jan Makela	54	CEO, Imaging
Kevin M. O’Neill	54	CEO, Pharmaceutical Diagnostics
Roland Rott	51	CEO, Ultrasound
Kenneth Stacherski	52	Chief Global Supply Chain and Service Officer
Thomas J. Westrick	54	CEO, Patient Care Solutions

The following are brief biographies describing the backgrounds of our executive officers.

Peter J. Arduini. Mr. Arduini was appointed as our President and Chief Executive Officer in connection with our Spin-Off from GE. He served as the President and Chief Executive Officer of GE’s healthcare business from January 2022 until January 2023. Previously, Mr. Arduini was the President and Chief Executive Officer of Integra LifeSciences from 2012 to 2021. During his tenure as CEO, the Integra portfolio evolved significantly to a faster growing and more profitable company through multiple acquisitions and a sustainable research and development pipeline. Prior to Integra, Mr. Arduini worked at Baxter Healthcare as President of its Medication Delivery division. Before Baxter Healthcare, he spent 15 years at GE’s Healthcare business in a variety of leadership roles in the United States and globally, including leading the Computed Tomography and Molecular Imaging business, Healthcare Services and U.S. sales. Mr. Arduini serves on several boards, including the Bristol-Myers Squibb Company (NYSE: BMY), where he serves on the compensation and management development committee and the science and technology committee, the Advanced Medical Technology Association (AdvaMed), and the National Italian American Foundation. Mr. Arduini has a bachelor’s degree in marketing from Susquehanna University and a master’s degree in management from Northwestern University’s Kellogg School of Management.

Helmut Zodl. Mr. Zodl has served as our Chief Financial Officer since the Spin-Off, and prior to that acted as the Chief Financial Officer of GE’s Healthcare business since February 2021. From October 2019 to January 2021, Mr. Zodl served as Group CFO at Midea, a global technology company specializing in air treatment, consumer appliances, and industrial automation. Prior to that, he was Senior Vice President Finance of Advance Auto Parts since 2017. Mr. Zodl previously held a variety of senior finance and operational leadership roles in technology companies Lenovo (acquired IBM’s Personal Computer business in 2005) and IBM for more than 17 years combined. He started his professional career with PricewaterhouseCoopers. Mr. Zodl has a degree in economics and information technology from the Technical University of Vienna.

Frank R. Jimenez. Mr. Jimenez was appointed as our General Counsel and Corporate Secretary upon our Spin-Off from GE, and prior to that had been the General Counsel of GE’s Healthcare business since February 2022. Previously, Mr. Jimenez served as General Counsel of Raytheon Company (and, following Raytheon’s merger with United Technologies Corporation, of Raytheon Technologies Corporation) from January 2015 to December 2021. In prior corporate positions, Mr. Jimenez served as General Counsel of Bunge Limited, ITT Corporation, and ITT spin-off Xylem Inc. In prior public service positions, Mr. Jimenez served as General Counsel of the Navy, Deputy General Counsel of the U.S. Department of Defense, Principal Deputy General Counsel of the Navy, Chief of Staff at the U.S. Department of Housing and Urban Development, and Deputy Chief of Staff and Acting General Counsel for former Florida Governor Jeb Bush. He was previously a litigation partner at Squire Patton Boggs (f/k/a Steel Hector & Davis). Mr. Jimenez serves on the boards of Huntington Ingalls Industries (NYSE: HII), where he serves on the compensation committee and the governance and policy committee, Equal Justice Works and the Yale Law School Fund, and the advisory boards of the Columbia University Mailman School of Public Health, the Yale Law School Center for the Study of Corporate Law, the University of Miami Herbert Business School, and the National Security Institute of the Antonin Scalia Law School at George Mason University. He has a bachelor’s degree from the University of Miami, a J.D. from Yale Law School, an M.B.A from the University of Pennsylvania’s Wharton School, and a master’s degree from the U.S. Naval War College.

Taha Kass-Hout. Dr. Kass-Hout, MD, MS has served as GE HealthCare's Chief Technology Officer since January 2023 where he leads the Company’s Science and Technology organization, as well as efforts to drive growth through clinical research and the advancement of digital and machine learning capabilities. Previously, Dr. Kass-Hout was Vice President of Machine Learning, Distinguished Engineer, and Chief Medical Officer at Amazon from May 2017 to January 2023, where he led the company’s cloud Health AI strategy, products, and services, and was a key contributor to Amazon health initiatives, including pharmacy and diagnostics. In 2020, he led teams at Amazon responsible for developing the science, technology and scale for Amazon’s COVID-19 lab, including Amazon’s first FDA authorization for testing its associates globally – later offered to the public for at-home testing. Dr. Kass-Hout also served as the FDA’s first Chief Health Informatics Officer from 2013 to 2016, leading the President’s precision medicine initiative, precisionFDA. Dr. Kass-Hout holds Doctor of Medicine and Master of Science in Biostatistics degrees from the University of Texas Health Science Center at Houston and completed clinical training in Interventional Cardiology at Harvard Medical School’s Beth Israel Deaconess Medical Center.

Betty D. Larson. Ms. Larson has served as the Chief People Officer of GE HealthCare since the Spin-Off, and acted as the Chief People Officer of GE’s Healthcare business from February 2022 until the Spin-Off. Previously, she was EVP & Chief Human Resources Officer at Becton, Dickinson and Company (“BD”) responsible for HR, Communications and Social Investing since June 2018. Prior to that role, Ms. Larson served since September 2014 as Chief Human Resources Officer for C.R. Bard, Inc., a leading medical technology company in the fields of vascular, urology and surgical specialty products, which was acquired by BD in 2017. She started her career at Baxter International, where she held a variety of leadership roles during her 16-year tenure. Ms. Larson currently serves on the Board of Directors for Baxter Credit Union. She previously served on the Board of Directors of the Overlook Hospital Foundation, Summit Speech School, and the United Way of Lake County. Ms. Larson has a bachelor’s degree in psychology and a master’s degree in human resources from the University of Illinois, and an M.B.A. from Northwestern University.

Jan Makela. Mr. Makela was appointed as our Chief Executive Officer, Imaging in connection with the Spin-Off and from 2020 until the Spin-Off, he had served as Chief Executive Officer, Imaging of GE’s Healthcare business. Mr. Makela previously served as President and CEO, Global Services of GE’s Healthcare business from December 2017 to early 2020, where he oversaw the global development and execution of service solutions and operations. From 2010 to 2013, he served as Chief Operations Officer for the European region. From 2013 to 2017, Mr. Makela worked in the Life Sciences division of GE’s Healthcare business as the General Manager of its BioProcess business, and from 2013 to 2015 as General Manager of the Core Imaging business, now called PDx. Mr. Makela joined GE Capital in 2000 and moved to GE’s Healthcare business in 2007 to lead the Diagnostic Imaging Services division across Northern Europe. Mr. Makela began his career in engineering and production management with M&M/Mars Inc., followed by leadership roles at A.T. Kearney management consultants before joining GE. He has a bachelor’s degree in engineering and a master’s degree in manufacturing engineering, both from the University of Cambridge.

Kevin M. O’Neill. Mr. O’Neill was appointed as our Chief Executive Officer, Pharmaceutical Diagnostics in connection with the Spin-Off, and from 2017 until the Spin-Off, had served as Chief Executive Officer, Pharmaceutical Diagnostics of GE’s Healthcare business. Mr. O’Neill has also served as President and CEO, GE Ireland and U.K. since 2018. Prior to that, he was the Chief Financial Officer of the Life Sciences division of GE’s Healthcare business since August 2013. Mr. O’Neill has over 20 years of experience with GE, beginning in the Energy services business in the U.K. and U.S. This was followed by a series of CFO roles in GE’s Healthcare business, including in the Life Sciences, Supply Chain, Western Europe and the PDx business. Prior to joining GE, Mr. O’Neill was Financial Controller for Eurostar, the European high-speed train operator. He has an M.B.A from City University, London and is a Fellow of the Chartered Institute of Management Accountants.

Roland Rott. Mr. Rott was appointed as our Chief Executive Officer, Ultrasound in connection with the Spin-Off and, prior to the Spin-Off, had served as Chief Executive Officer, Ultrasound of GE’s Healthcare business since 2021. Mr. Rott joined GE’s Healthcare business in 2011 and has held several leadership roles including the global Women´s Health Ultrasound and Ultrasound IT segments as well as Maternal Infant Care. Before joining GE, Mr. Rott was Managing Director, Europe, the Middle East, and Africa ("EMEA") & Asia Pacific, and Executive Board Member of the then Euronext listed ERP Software group Exact Holding, Netherlands. In his early career he had an entrepreneurial start, founding and successfully exiting two software companies in Austria. Mr. Rott holds a HTL-engineering degree and diploma in Information Technology & Organization from the Higher Federal Technical Institute Leonding, Austria, which he passed with distinction. He also completed several senior executive programs in strategy, innovation and artificial intelligence at London Business School, Stanford University, and UC Berkeley.

Kenneth Stacherski. Mr. Stacherski has served as the Chief Global Supply Chain and Service Officer of GE HealthCare since October 2022. Prior to his role with GE HealthCare, he served as the Chief Operations Officer of Array Technologies, where he led the company’s global integrated supply chain strategy including procurement, manufacturing, operations, logistics, planning, quality and business systems, from July 2021 to October 2022. Before joining Array Technologies, Mr. Stacherski served for over ten years in various leadership roles with Honeywell, including: Vice President of Integrated Supply Chain from October 2019 to June 2021; Vice President of Enterprise Digital Transformation from November 2018 to October 2019; Vice President of Portfolio Transformation from October 2017 to October 2018; Vice President and General Manager of Honeywell UOP from April 2016 to October 2017; Vice President of Procurement, Logistics, and Trade Compliance from May 2013 to April 2016; and Global Director of Integrated Supply Chain from June 2011 to May 2013. Prior to Honeywell, he acted as President and Chief Operating Officer of Composite Technologies Corporation and spent 13 years at Ford Motor Company. He holds a bachelor’s degree in Mechanical Engineering from Kettering University and a master’s degree in engineering management from Wayne State University.

Thomas J. Westrick. Mr. Westrick was appointed as our Chief Executive Officer, Patient Care Solutions in connection with the Spin-Off and, prior to the Spin-Off, had served as Chief Executive Officer, Patient Care Solutions of GE’s Healthcare business since 2020. Previously he led the Global Quality, Medical, Regulatory Affairs and Global Research organization for GE’s Healthcare business from January 2016 to September 2020. Mr. Westrick joined GE’s Healthcare business in 2003 as Global Controller and Chief Accounting Officer. He was also named Chief Risk Officer in 2010 and was responsible for leading a comprehensive enterprise risk management program. Prior to joining GE’s Healthcare business, Mr. Westrick spent 13 years in public accounting with Arthur Andersen LLP and Deloitte & Touche LLP in the audit and consulting practice serving a variety of complex global companies. He currently serves on the Dean’s Advisory Board for the Wisconsin School of Business. Mr. Westrick has a bachelor’s degree in accounting, risk management, and insurance from the University of Wisconsin-Madison.

ETHICS AND GOVERNANCE

We have adopted The Spirit & The Letter (GE HealthCare’s code of conduct), which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Our code of ethics is available free of charge on our website, www.gehealthcare.com, and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, GE HealthCare Technologies Inc., 500 W. Monroe Street, Chicago, IL 60661. We will disclose any waiver we grant to an executive officer or director under our code of ethics, or certain amendments to the code of ethics, on our website.

In addition, we have adopted Governance Principles and charters for each of the three standing committees of our Board of Directors (the "Board"). All of these materials are available on our web site, www.gehealthcare.com, and will be provided free of charge to any shareholder requesting a copy by writing to: Corporate Secretary, GE HealthCare Technologies Inc., 500 W. Monroe Street, Chicago, IL 60661.

ADDITIONAL INFORMATION ABOUT GE HEALTHCARE

GE HealthCare's Internet address is gehealthcare.com, and our Investor Relations website is investor.gehealthcare.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available, without charge, on our website, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (the "SEC"). Reports filed with the SEC may be viewed at sec.gov. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

ITEM 1A. RISK FACTORS

SUMMARY OF RISK FACTORS.

An investment in our company is subject to a number of risks. These risks relate to our business, the healthcare industry, data privacy, laws and regulations, financing and capital markets activities, our recent Spin-Off from GE, our common stock, and the securities market. Any of these risks and other risks could materially and adversely affect our business, results of operations, cash flows, and financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. Some of the more significant challenges and risks we face include the following:

•We operate in highly competitive markets, competition may increase in the future, and our industry may be disrupted, requiring us to lower prices or resulting in a loss of market share.
•Our business dealings involve third-party partners in various markets and the actions or inactions of these third parties could adversely affect our business.
•Our inability to complete strategic transactions or to successfully integrate acquisitions could adversely affect our business.
•Our inability to manage our supply chain or obtain supplies of components or raw materials has restricted and may continue to restrict the manufacturing of products, cause delays in delivery, or significantly increase our costs.
•Any interruption in the operations of our manufacturing facilities may impair our ability to deliver products or provide services.
•We have significant net liabilities with respect to our postretirement benefit plans, including increases in pension, healthcare, and life insurance benefits obligations, and the actual costs and related cash flows of these obligations could exceed current estimates.
•If we are unable to attract or retain key personnel and qualified employees, or maintain relations with our employees, unions, and other employee representatives, it could adversely affect our business.
•We are exposed to risks relating to the global COVID-19 pandemic.
•We may be unable to obtain, maintain, protect, or effectively enforce our intellectual property rights.
•Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business.
•We are subject to stringent privacy laws and information security policies and regulations.
•Our increasing focus on and investment in cloud, edge, artificial intelligence, and software offerings presents risks to our business.
•Failure to comply with the U.S. FCPA and similar anti-corruption and anti-bribery laws has resulted and could continue to result in civil or criminal sanctions and adversely affect our business.
•We are subject to anti-kickback and false claims laws and failure to comply with these laws could adversely affect our business.
•If we do not successfully manage our collaboration arrangements, licensing arrangements, joint ventures, or strategic alliances with third parties, we may not realize the expected benefits from such arrangements, which could adversely affect our business.
•Efforts by public and private payers to control increases in healthcare costs may lead to lower reimbursements or increased utilization controls related to the use of our products by healthcare providers, which may affect the price of and demand for our products, services, or solutions.
•We are exposed to risks associated with product liability claims that have been and may be brought against us or as a result of the actions or inactions of our customers or third parties that are outside of our control.
•Our business operations are subject to extensive laws and regulations, and any changes thereto or violations thereof could have a material adverse effect on our business.
•Increasing attention to ESG matters, including environmental, health, and safety (“EH&S”) matters, may impose additional costs on our business and expose us to new risks.
•We incurred new indebtedness concurrently with our recent Spin-Off from GE, and the degree to which we are leveraged could adversely affect our business, results of operations, cash flows, and financial condition.
•Substantial sales of our common stock may occur in the future, including the disposition by GE of our shares of common stock that it retained after our recent Spin-Off from GE, either of which could cause our stock price to decline or be volatile.

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating GE HealthCare and GE HealthCare’s common stock. Any of the following risks could materially and adversely affect GE HealthCare’s business, financial condition, or results of operations.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY.

Risks Relating to Our Operations

We operate in highly competitive markets, competition may increase in the future, and our industry may be disrupted, requiring us to lower prices or resulting in a loss of market share.

Healthcare markets are characterized by rapidly evolving technology, frequent introduction of new products, intense competition, and pricing pressure. We face substantial competition from international and domestic companies of all sizes; these competitors often differ across our businesses. Competition is primarily focused on cost effectiveness, price, service, product performance, and technological innovation. Our ability to compete successfully may be adversely affected by factors such as:

•the introduction of new or more affordable products or product enhancements by competitors, including products that could substitute for our products;
•the development of new technology, the application of known or unknown technology, advances in medicine, or new developments in the treatment or diagnosis of disease that transform our industry or render a product line obsolete;
•competitors responding more quickly or effectively to new technology or changes in customer requirements and industry trends;
•a failure to satisfy local market conditions, such as mandatory intellectual property transfers, protectionist measures, and other government policies supporting increased local competition;
•the application of new or innovative business models to our industry;
•the emergence of new market entrants, including those with innovative technology or substantial financial resources, such as startups or established technology companies;
•a failure to maintain or expand relationships with existing customers or attract new customers;
•cost of production or delivery, whether due to geographic location, currency fluctuations, taxes, duties, or otherwise, which may enable our competitors to offer greater discounts or lower prices;
•the perception of our brand and image in the market;
•the strengthening of independent service organizations ("ISOs") and companies specializing in one or more of our operating segments or offerings;
•a failure to successfully enter new geographic or adjacent product markets;
•a failure to acquire or effectively integrate businesses and technologies that complement or expand our existing businesses;
•changing regulatory standards, legal requirements or enforcement rigor; or
•consolidation among customers, suppliers, channel partners, or competitors.

The implementation of localization requirements and other government policies, driven by support of local industry, security of supply, and incentives for technological breakthroughs, could negatively affect our market share, business results, cash flows, and financial condition. In particular, we expect our Chinese competitors to continue to gain market share supported by Chinese government policies favorable to locally-based manufacturers.

Our industry-leading service organization allows us to deliver service offerings through an extensive network of field service engineers, global repair, and customer service centers. Increased competition from ISOs, "third-party" entities that specialize in the repair and maintenance of medical devices produced by original equipment manufacturers (“OEMs”), including us, and evolving regulatory and legislative policies could adversely impact our business and results of operations by driving down quality and price levels for services and repairs. In the United States and Europe, ISOs have been increasing pressure for greater access to OEM service tools, parts, documents, software updates, and training.

Our inability to obtain and maintain regulatory authorizations for and supply commercial quantities of our offerings as quickly and effectively as our competitors could limit market acceptance. Furthermore, our markets are continually evolving and thus revenues and income are difficult to forecast. Any of these competitive factors could adversely affect our pricing, margins, and market share and have a material adverse effect on our business, cash flows, financial condition, results of operations, or prospects.

Our business dealings involve third-party partners in various markets, and the actions or inactions of these third parties could adversely affect our business.

Our business dealings involve third-party partners such as distributors, dealers, wholesalers, packagers, resellers, agents, collaboration partners, and others. In turn, these parties may use sub-parties. Such dealings expose us to known and unknown risks, including risks related to economic, political, and regulatory environments; performance and quality control; business continuity in the event of termination; conflicts of interest; and legal and regulatory violations committed by these third parties or their sub-parties, which may not be subject to our control. These third parties may suffer or cause us to suffer commercial, financial, or reputational harm, or violate local laws or regulations, each of which may be outside of our control and could jeopardize our ability to continue doing business in these markets or cause our relationships to deteriorate. Any of the foregoing could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Our inability to complete strategic transactions or to successfully integrate acquisitions could adversely affect our business.

Our business strategy includes the acquisition of technologies and businesses that expand or complement our existing business. Successful growth through acquisitions depends upon our ability to identify suitable acquisition targets or assets, conduct due diligence, negotiate transactions on favorable terms, and ultimately complete such transactions and integrate the acquired target or asset successfully, and will be subject, in certain circumstances, to the consent of GE under the Tax Matters Agreement, as discussed in “Risks Relating to Our Recent Spin-Off from GE.”

Acquisitions may expose us to significant risks and uncertainties, including:

•competition for acquisition targets and assets, which may lead to substantial increases in purchase price or terms that are less attractive to us, including the use of our shares for payment of the purchase price;
•dependence on external sources of capital, in particular to finance the purchase price of acquisitions;
•rulings by certain antitrust or other regulatory bodies;
•acquired companies’ previous failure to comply with applicable regulatory requirements;
•failure to timely integrate acquired companies’ strategies, functions, and products into our own;
•inability to produce products at increased scale or loss of previously available distribution channels;
•heightened external scrutiny on acquired intellectual property rights, regulatory exclusivity periods, and confidentiality agreements, or lack of intellectual property rights for the acquired portfolio;
•diversion of our management’s attention from existing operations to the acquisition and integration process;
•a failure to accurately predict or to realize expected growth opportunities, cost savings, synergies, and market acceptance of acquired companies’ products;
•a failure to identify significant non-compliant behaviors or practices by, or liabilities relating to, the acquisition target (or its agents) prior to acquisition;
•successor liability imposed by regulators for actions by the target (or its agents) prior to acquisition;
•expenses, delays, and difficulties in integrating acquired businesses into our existing businesses; and
•difficulties in retaining key customers and personnel.

Various other assessments and assumptions regarding acquisition targets may prove to be incorrect, and actual developments may differ significantly from our expectations.

In addition, we also regularly evaluate a variety of potential strategic transactions, including equity method investments and other strategic alliances that could further our strategic business objectives. We may not successfully identify, complete, or manage the risks presented by these strategic transactions, including those outlined above. Equity investments, such as our investment in AliveCor, and other strategic alliances pose additional risks, as we could share ownership in both public and private companies and in some cases management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time, who may not have the same priorities, strategies, or resources as we do, or whose interpretation of applicable policies may differ from our own.

The occurrence of any of the above in connection with any acquisition or strategic transaction could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Our inability to manage our supply chain or obtain supplies of components or raw materials has restricted, and could continue to restrict the manufacturing of products, cause delays in delivery, or significantly increase our costs.
We rely on the timely supply of components, products, services, and solutions. If suppliers fail to meet their delivery obligations, raise prices, or cease to supply to us, it may cause delays in deliveries to our customers or significantly increase our costs. If we lose suppliers, if their operations are substantially interrupted, if their prices increase significantly due to inflationary pressures, or if any of them fail to meet performance or quality specifications, we may be required to identify and qualify one or more replacement suppliers. This also may require us to redesign or modify our products to incorporate new components and obtain regulatory authorization, qualification, or certification of these redesigned or modified products. The COVID-19 pandemic has resulted, and may continue to result, in the inability of many of our suppliers to deliver components or raw materials on a timely basis. We anticipate these and other supply chain pressures across our business will continue to adversely affect our operations and financial performance for some period of time. Further, while we make efforts to diversify our suppliers, in many instances there may be a single source or sole supplier with no alternatives yet identified. Our dependence on such single or sole-source suppliers subjects us to possible risks of shortages, interruptions, and price fluctuations.

Disruptions or loss of any of our single or sole-source suppliers or capacity limitations of the suppliers for components could increase our costs, curtail growth opportunities, cause material delays, and adversely impact our business, financial results, and customer relationships. Supply chain interruptions or price increases in certain key countries, including China, could have a similar adverse effect on our business.

We rely upon supplies of certain raw materials, including helium, iodine, and rare earth minerals. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that to continue in the future. If supply of these materials is restricted or if prices increase, this could constrain our manufacturing of affected products, reduce our profit margins, or otherwise adversely affect our business results, cash flows, and financial condition.

The risks of disruption described above, including war, natural disasters, climate change-related physical and transitional risks, actual or threatened public health emergencies, or other business continuity events, could adversely affect our operations and limit our ability to meet our commitments to customers or significantly impact our financial results and condition.

We have replaced certain internal capabilities with outsourced products, services, or solutions. These processes may result in increased dependency on external suppliers. Failure of third-party suppliers to establish and comply with required quality management systems may also lead to withdrawals of our certifications or authorizations required for market access in certain jurisdictions. Such supplier failures may prevent us from meeting customer requirements in a timely manner, which could result in damages or other claims, order cancellations, loss of market share, and damage to our reputation. Shortages or delays could adversely affect our business. A general shortage of materials or components also poses the risk of unforeseeable fluctuations in prices and demand. Any of the above factors could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Any interruption in the operations of our manufacturing facilities may impair our ability to deliver products or provide services.
We are dependent on our global production and operating network to develop, manufacture, assemble, supply, and service our offerings. A work stoppage, labor shortage, or other production limitation, including import or export restrictions and transportation issues, among others, could occur at our manufacturing facilities and negatively impact our reputation and market position for several reasons, including as a result of regulatory enforcement actions, tight credit markets, or other financial distress, production constraints or difficulties, unscheduled downtimes, war, severe weather and natural disasters, fires and explosions, accidents, mechanical failures, unscheduled downtimes, pandemics, civil unrest, strikes, unpermitted releases of toxic or hazardous substances, other EH&S risks, sabotage, cybersecurity attacks, riots, or terrorist attacks.
Any significant event affecting one of our production or operating facilities may result in a disruption to our ability to supply customers, and standby capacity necessary for the reliable operation of the facility may not be sufficiently available. The impact of these risks is heightened if our production capacity is at or near full utilization (or if we lack alternative manufacturing sites) and could result in our inability to accept orders or deliver products in a timely manner. Additionally, significant capital investment to increase manufacturing capacity may be required to expand our business or meet increased demand for our products in the future. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We rely on third parties to perform logistics, transportation, and warehousing functions on our behalf, and disruptions at these logistics providers could adversely affect our business.
Third-party providers perform our warehousing, logistics, shipping, and transportation functions. If any of these logistics providers fails to honor a contractual relationship with us, suffers a business interruption, or experiences delays, disruptions, or quality control problems in its operations, including due to pandemics, regional conflicts, sanctions, geopolitical events, natural disasters, or extreme weather events, or if we have to change and qualify alternative providers for these services, shipments to our customers may be delayed. Increased costs and delays, including as a result of labor shortages, disruptions in transportation lines, international air freight capacity limitations, driver and truck capacity limitations in certain markets, airport and port congestion, and delays in customs processes, could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We have significant net liabilities with respect to our postretirement benefit plans, including increases in pension, healthcare, and life insurance benefits obligations, and the actual costs and related cash flows of these obligations could exceed current estimates.

Our total postretirement benefit plans’ net liabilities for our employees, our former employees, and certain legacy former employees unrelated to our core business and allocated to us by GE as part of the Separation of approximately $4,045 million. These net liabilities arise under multiple benefit plans and statutory obligations in various countries. Increases in pension, healthcare, and life insurance benefits obligations and costs can adversely affect our earnings, cash flows, and financial condition. In addition, there may be upward pressure on the cost of providing healthcare benefits to current and future retirees and there can be no assurance that the measures we have taken to control increases in these costs will succeed, which could have a material adverse effect on our business results, cash flows, and financial condition. Most of the liabilities arise under pension plans, including defined benefit pension plans, either funded (or partly funded) with plan assets or unfunded.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. Generally Accepted Accounting Principles ("U.S. GAAP") requires that we calculate income or expense for the plans using actuarial valuations, which reflect assumptions about financial markets, interest rates, discount rate, and the expected long-term rate of return on plan assets. We are also required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase in equity. The factors that impact our pension calculations are subject to changes in key economic indicators, and future decreases in the discount rate or low returns on plan assets can increase our funding obligations and adversely impact our financial results and financial conditions. In addition, although U.S. GAAP expense and pension funding contributions are not directly related, key economic factors that affect U.S. GAAP expense would also likely affect the amount of cash we would be required to contribute to pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Failure to achieve expected returns on plan assets driven by various factors, including sustained market volatility, could also result in an increase in the amount of cash we would be required to contribute to pension plans.

The defined benefit obligation is determined by actuarial assumptions such as the rate of compensation increase or pension progression rate and biometric factors (such as participant mortality), as well as the discount rate applied. The basis for determining the discount rate is in principle the yield on high-quality corporate bonds. A change of the discount rate and changes of the assessments of market yields used, respectively, may result in significant changes to the defined benefit obligation. Differences between actual experience and the predicted actuarial assumptions, discount rates, and investment performance on plan assets can affect defined benefit plan liabilities.

Certain liabilities are unrelated to our core business. For example, our liabilities include pension, healthcare, and life insurance benefits previously granted to GE employees, including our employees, our former employees, and certain other legacy former employees unrelated to our core business and allocated to us by GE based on its estimates and assumptions with respect to the scope, probability, and magnitude of these liabilities. Such estimates and assumptions involve complex judgments which are difficult to make. Actual developments may differ from estimates and assumptions, thereby resulting in an increase or decrease in our actual obligations for these liabilities. Changes in economic conditions, financial markets, investment performance, or legal conditions governing these liabilities can result in significant increases or decreases in the size of our actual obligations over time. Any of these factors and developments could have a material adverse effect on our business results, cash flows, financial condition, or prospects. Furthermore, accounting standards and legal conditions governing our pension obligations are subject to changes in applicable legislation, regulations, or case law. We cannot provide any assurance that we will not incur new or more extensive pension obligations in the future due to such changes.

Any of these factors and developments could have a material adverse effect on our business results, cash flows, financial condition, or prospects. For a discussion regarding how our financial statements have been and can be affected by our pension and healthcare benefit obligations, see the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

If we are unable to attract or retain key personnel and qualified employees, or maintain relations with our employees, unions, and other employee representatives, it could adversely affect our business.

There is substantial competition for key personnel, senior management, and qualified employees in the healthcare industry, and we may face increased competition for such a highly qualified scientific, technical, clinical, and management workforce in a highly competitive environment. There can be no assurance that we will be successful in retaining existing personnel or recruiting new personnel.

Certain of our employees in the United States and elsewhere are covered by collective bargaining agreements. These agreements typically contain provisions regarding the general working conditions of our employees, including provisions that could affect our ability to restructure our operations, close facilities, or reduce our number of employees. We may not be able to extend existing collective bargaining agreements or, upon the expiration of such agreements, negotiate such agreements in a favorable and timely manner or without work stoppages, strikes, or similar actions.

The loss of one or more key employees, our inability to attract or develop additional qualified employees, any delay in hiring key personnel, any deterioration of the relationships with our employees, unions, and other employee representatives, or any material work stoppage, strike, or similar action could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

The global COVID-19 pandemic has had and may continue to have a material adverse impact on our business, as well as on the operations and financial performance of some of the customers and suppliers in industries that we serve.

Some of our operations and financial performance since early 2020 have been negatively impacted by the COVID-19 pandemic that has caused, and may continue to cause, a slowdown of economic activity (including volatility in demand for our products, services, and solutions), disruptions in global supply chains, and significant volatility in financial markets. As the COVID-19 pandemic continues to affect economic activity globally or in various regions, the extent to which this will adversely impact our future operations and financial performance is uncertain. Across all of our businesses, we have experienced and expect to continue to experience operational challenges from the need to protect employee health and safety; site shutdowns; workplace disruptions; restrictions on the movement of people, raw materials, and goods (both at our own facilities and at those of our customers and suppliers); global supply chain disruptions; and price inflation. We also have experienced, and may continue to experience, unpredictable demand for our products, services, and solutions; customer requests for potential payment deferrals or other contract modifications; supply chain under-liquidation; delays of deliveries and the achievement of other billing milestones; delays or cancellations of new projects and related down payments; and other factors related, directly and indirectly, to the COVID-19 pandemic’s effects on our customers that adversely impact our businesses.

The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: the severity and duration of the pandemic; the impact of coronavirus variants and resurgences; governmental, business, and individuals’ actions in response to the pandemic; the impact of the pandemic on global and regional economies, travel, and economic activity; the development, availability, and public acceptance of effective treatments or vaccines; our employees’ compliance with vaccine mandates that may apply in various jurisdictions; the availability of federal, state, local, or non-U.S. funding programs; global economic conditions and levels of economic growth; and the pace and extent of the ultimate recovery from the COVID-19 pandemic. A number of accounting estimates that we make have been and will continue to be affected by the COVID-19 pandemic and uncertainties related to these and other factors, and our accounting estimates and assumptions may change over time in response to COVID-19 (see the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K). As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risk factors described below.

Risks Relating to Technology and Intellectual Property

Our research and development efforts may not succeed in developing commercially successful products and technologies, which could adversely affect our business.

To remain competitive, we must continue to launch new products, services, and solutions, requiring substantial investment in R&D. If we cannot successfully introduce new offerings that address the needs of our customers, our offerings may become obsolete, and business results, cash flows, and financial condition could suffer.

Many of our offerings have lengthy development and commercialization cycles. Promising new products, services, and solutions may fail to reach the market or may only have limited commercial success because of safety or efficacy concerns, failure to achieve positive outcomes, inability to obtain necessary regulatory authorizations, or third-party reimbursement decisions. Additionally, new offerings may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations or reverse engineering efforts. It is uncertain when or whether our products, services, or solutions currently under development will be launched or will be commercially successful. Any of these developments may have a material adverse effect on our business results, cash flows, financial condition, and prospects.

We may be unable to obtain, maintain, protect, or effectively enforce our intellectual property rights.
We place considerable emphasis on obtaining, maintaining, and using our intellectual property to support our business strategy. We pursue intellectual property protection in key jurisdictions to protect our R&D investment and limit the risk of infringing third-party intellectual property rights. However, we cannot assure that our means of obtaining, maintaining, and enforcing our intellectual property rights will be adequate to maintain a competitive advantage.

The laws of many jurisdictions may not protect our intellectual property rights or provide an adequate forum to effectively address situations where our intellectual property rights have been compromised. Furthermore, protecting against the unauthorized use of proprietary technology is difficult and expensive and we may need to litigate with third parties to enforce or defend patents issued to us or to determine the enforceability and validity of our proprietary rights or those of others. Determining whether an offering infringes, misappropriates, or otherwise violates a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain and inconsistent. An adverse determination in any such litigation could materially impair our intellectual property rights and may harm our business.

From time to time, we receive notices from third parties asserting infringement, misappropriation, or violation of their intellectual property rights. We are also subject to lawsuits alleging infringement, misappropriation, or other violation of third-party intellectual property rights. When such claims are asserted against us (or to avoid such claims), we may seek to license the third party’s intellectual property rights, which may be costly. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we are unable to obtain an adequate license, we may be subject to lawsuits seeking damages or an injunction against the manufacture, import, marketing, sale, or operation of our offerings or against the operation of our business as presently conducted. We do not maintain insurance for claims or litigation involving the infringement, misappropriation, or other violation of intellectual property rights. Regardless of the merits or outcome, the resolution of any intellectual property dispute could require significant financial and management resources.

Adverse judicial rulings or our entry into any license or settlement agreement in connection with third-party claims could affect our ability to compete and have a material adverse effect on our business results, cash flows, financial condition, or prospects. Our agreements with our customers and other third parties typically include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of intellectual property claims. We may not always be successful in limiting our liability with respect to such obligations and could become subject to large indemnity payments or damages claims from contractual breach, which could harm our business results, cash flows, financial condition, or prospects.

Furthermore, protecting confidential information and trade secrets can be difficult and, even if a successful enforcement action is brought, such action may not be effective in protecting our intellectual property rights. Additionally, the increased sharing of our data with third parties as a result of right-to-repair legislation could increase the risk of loss or damage to our intellectual property. If we cannot adequately obtain, maintain, protect, or enforce our intellectual property rights, our competitors may be able to compete more successfully against us, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
We may not receive protection for pending or future applications relating to intellectual property rights owned by or licensed to us and the claims allowed under any issued intellectual property rights may not be sufficiently broad to protect our products, services, solutions, and any associated trademarks. Products sold by our competitors may infringe, misappropriate, or otherwise violate intellectual property rights owned or licensed by us. Any issued intellectual property rights owned by or licensed to us may be challenged, invalidated, held unenforceable, or circumvented in litigation or other proceedings, and these limited intellectual property rights may not provide us with effective competitive advantages. Intellectual property rights may also be unavailable, limited, unenforceable, or practically unenforceable in some countries, and some governments may require us to transfer our intellectual property rights to local entities to do business in the jurisdiction, either of which could make it easier for competitors to capture increased market position and compete with us. We may also incur substantial costs to protect ourselves in litigation or other proceedings involving the validity and enforceability of our intellectual property rights. If claims against us are successful, we could lose valuable intellectual property rights. An unfavorable outcome in any such litigation could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We do not own the GE trademark or logo, and we entered into a Trademark License Agreement with GE in connection with the Spin-Off, pursuant to which GE will grant us a license to use specified trademarks, which will include the GE Monogram and the “GE HealthCare” word mark for use in connection with certain of our products, services, and solutions, as well as the right to use the GE brand in connection with certain legal entity names within our corporate structure. GE owns and controls the GE brand, and the integrity and strength of the GE brand will depend in large part on the efforts and businesses of GE and other licensees of the GE brand and how the brand is used, promoted, and protected by them, which will be outside of our control. Furthermore, there are certain circumstances under which the Trademark License Agreement may be terminated. Termination of the Trademark License Agreement would eliminate our rights to use the specified trademarks granted to us under this agreement and may result in our having to negotiate a new or reinstated agreement with less favorable terms or cause us to lose our rights under the Trademark License Agreement, which would require us to change our corporate name and undergo significant rebranding efforts. These rebranding efforts may require significant resources and expenses and may affect our ability to attract and retain customers, all of which could have an adverse effect on our business results, cash flows, financial condition, or prospects.

Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business.

We manufacture and sell products that rely upon software and computer systems to operate properly and process and store confidential information. Our products often are connected to, and reside within, our customers’ information technology (“IT”) infrastructures. In some jurisdictions, we are expected to design our products to include appropriate cybersecurity protections, and regulatory authorities review such protections when granting marketing authorizations. While we seek to protect our products and IT systems from unauthorized access, these measures may not be effective, particularly because techniques used to obtain unauthorized access or to sabotage systems change frequently, increase in sophistication, and often are not recognized until launched against a target. These risks apply to our installed base of products, products we currently sell, new products we will introduce in the future, and older technology that we no longer sell or service but remains in use by customers. Additionally, we offer software, cloud, and edge products that are developed by, reside with, or are hosted by third-party providers. A cybersecurity breach of our systems or products, of our customers’ or service providers’ network security and systems, or of other third-party services could disrupt treatment being delivered to patients or interfere with our customers’ operations, and could lead to the loss of, damage to, or public disclosure of our employees’ and customers’ stored information, including personal data. Such an event could have serious negative consequences, including alleged customer or patient harm, obligations to notify enforcement authorities or users of our products, voluntary or forced recalls of or modifications to our products, regulatory actions, fines, penalties and damages, reduced demand for or use of our offerings by customers, harm to our reputation, and time-consuming and expensive litigation, any of which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

IT helps us operate efficiently, support our customers, maintain financial accuracy, and produce our financial statements. There are increasingly large volumes of information, including patient data, being generated that need to be securely processed and stored by healthcare organizations. However, like most, if not all, multinational corporations, our IT systems have been subject to computer viruses, malicious code, unauthorized access, and other cyber-attacks. There has been an increase in the frequency and sophistication of the data security threats we and our service providers face. We may also be exposed to a more significant risk if such actions are taken by state or state-affiliated actors. The objectives of these cyber-attacks vary widely and may include, among other things, unauthorized access to personal, customer, or third-party information, disruptions of operations and the provision of services to customers, or theft of intellectual property or other sensitive assets or information belonging to us, our business partners, or customers. As such attacks become more effective, the risks in this area continue to grow. Although we have back-up systems in place, they may not be adequate in the event of a failure or interruption. We could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss, loss of customers, reputational damage, the loss of or damage to intellectual property or other proprietary information, litigation, investigation, and possible liability to employees, customers, suppliers, patients, and regulatory authorities as a result of a successful cyber-attack. Further, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations may be impaired by such cyber-attacks. Any of the above could have a material adverse effect on our business results, cash flows, financial condition, or prospects, and on the timeliness of reporting our operating results.

We rely on software, hardware, and other material components from a number of third parties to manufacture our products. If a material cyber incident impacting a supplier were to result in its prolonged inability to manufacture and/or ship such components, this could impact our ability to manufacture our products. In addition, third-party sourced software components, malicious code, or a critical vulnerability emerging within such software could expose our customers to increased cyber risk. From a cybersecurity perspective, for the former, we address these risks through our robust supplier cybersecurity assessment process though which suppliers are classified by risk, assessed and approved prior to onboarding (per standards including ISO 27001 and NIST 800-53) and, for critical suppliers, continuously monitored through the use of third-party services to identify fluctuations in security posture. For the latter, we address potential software vulnerability risks through robust pre-market verification, validation, and security testing (including both internal and industry-leading third-party security testing) and our post-market vulnerability management program with response service level agreements and safety risk integration, continuous vulnerability intake, assessment from relevant sources, coordinated vulnerability disclosure program, and customer security portal for vulnerability communication and related information. While we have undertaken these efforts to mitigate cybersecurity risks, these efforts may not prevent all incidents.

If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation, and potential notification of the breach to customers, regulators, and counterparties could be material. In addition, our remediation efforts may not be successful. We currently maintain data privacy and IT security insurance; however, such coverage may be inadequate. In addition, the market for such insurance continues to evolve and, in the future, our data privacy and IT security insurance coverage may be prohibitively expensive or not available on acceptable terms or in sufficient amounts, or at all.

We are subject to stringent privacy laws and information security policies and regulations.
Our products and systems receive, generate, and store significant volumes of sensitive information, such as employee, customer, patient, and other personal data. Moreover, our digital ecosystem, which is intended to provide our customers with greater access to a broad array of personal and sensitive information to improve delivery of care to their patients, heightens our risks associated with the protection of such information. We have legal and contractual obligations regarding the protection of confidential and personal information and the appropriate collection, use, retention, protection, disclosure, transfer, and other processing of such data. We are subject to various privacy law regimes in the different jurisdictions in which we operate, including comprehensive regulatory systems in Europe, Latin America, and Asia Pacific and sector-specific requirements in the United States. Certain international jurisdictions have enacted or are enacting data localization laws mandating that certain types of data collected in a particular jurisdiction be physically stored within that jurisdiction.
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information (“protected health information” or “PHI”), require the implementation of safeguards to protect the privacy and security of PHI and ensure the confidentiality, integrity, and availability of electronic PHI, and require the provision of notice in the event of a breach of PHI. If we are unable to properly protect the privacy and security of PHI, we could face liability for breach of our contracts with our customers. Further, if we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. In addition, there are also various state-level laws (e.g., the California Consumer Privacy Act), both enacted and proposed, that we must monitor for applicability and impact to our business and for which we must implement necessary controls and other requirements (if applicable).

In addition, we are subject to the laws and regulations of foreign jurisdictions including, without limitation, the GDPR in the EU and the United Kingdom (“U.K.”) data protection legislation (including the GDPR, as it forms part of the law of the U.K. by virtue of the U.K. GDPR and the U.K. Data Protection Act 2018 (the “U.K. Data Protection Act”)). The GDPR contains robust, direct obligations on data processors in addition to data controllers, heavier documentation requirements for company data protection compliance programs, and a prohibition on the transfer of personal data from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security (unless an approved cross-border transfer mechanism, such as binding corporate rules for personal data transfers, is maintained). Data protection authorities have the power to impose substantial administrative fines for violations of the GDPR and the U.K. GDPR. Such penalties are in addition to any civil litigation or damages from claims by data controllers, customers, and data subjects. If we fail to comply with the GDPR, the U.K. GDPR, and the U.K. Data Protection Act, we could face fines and penalties.

In China, we are subject to laws and regulations governing both the use and disclosure of confidential patient medical information that may become more restrictive in the future, including restrictions on transfer of healthcare data (e.g., China PIPL). In China, we are also subject to the Cyber Security Law of China and accompanying regulations, which designate healthcare as a priority area that is part of critical information infrastructure and has recently increased privacy protections. Some of our products may be required to comply with detailed standards or guidance documents on cybersecurity and privacy issued by various regulatory authorities. Should the privacy or cybersecurity regime in China become more stringent, we could be required to implement additional safeguards and systems, which could be costly and cause disruption to our business in China.

In addition, privacy laws and regulations in other regions of the world, such as Asia and Latin America, are becoming stricter and may potentially impose additional requirements on our business (e.g., Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoias)), and certain jurisdictions have implemented data localization laws which can be costly and operationally difficult to satisfy. We cannot be sure how these laws and regulations will be interpreted, enforced, or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures, and systems. If we, or third parties, fail to adequately safeguard confidential personal data, or if such information or data are wrongfully used by us or by third parties, or disclosed to unauthorized persons or entities, such an event could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Our increasing focus on and investment in cloud, edge, AI, and software offerings presents risks to our business. We may not be successful in driving the successful global deployment and customer adoption of digital offerings characterized by digital applications and solutions.

A growing part of our business involves cloud, edge, and software solutions, and we are devoting significant resources to develop and deploy such strategies. Our success with these solutions will depend on the level of adoption of our offerings. We incur costs to develop cloud, edge, and software solutions and to build and maintain infrastructure to support cloud and edge computing offerings. Success with these solutions depends on execution in many areas, including:

•establishing and maintaining the utility, compatibility, and performance of our cloud, edge, and software solutions (including the reliability of our third-party software vendors, network, and cloud providers) on a growing array of medical devices, software, and equipment;
•continuing to enhance the attractiveness of our solutions to our customers in the face of increasing competition from a significant number of existing and new entrants in the market, while ensuring these solutions meet their reliability and security expectations; and
•ensuring these solutions meet regulatory requirements in a fast-moving space disrupted by changing regulations around data and the need for innovation, including obtaining marketing authorizations when required.

It is uncertain whether our strategies will attract customers or generate revenue required to succeed in this highly competitive and rapidly changing, global market. We commit substantial efforts, funds, and other resources to R&D and IT infrastructure for our digital offerings, and the risk of failure is inherent. Even where our digital offerings satisfy applicable regulations and reimbursement policies, customers may not adopt them due to concerns about the security of personal data or the absence of digital infrastructure to support and effectively use the offerings, a hesitancy to embrace new technology, or for other reasons. We also may not effectively execute organizational and technical changes to accelerate innovation and execution. In a number of countries, certain cloud, edge, and software solutions are restricted areas of foreign investment. Collaborating with a domestic, qualified third party will increase the costs and may create uncertainties in such jurisdictions. The legality or validity of any collaboration may be challenged or subjected to scrutiny in such jurisdictions and the relevant governmental authorities have broad discretion in addressing such arrangements. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Cloud, edge, and software solutions in healthcare must comply with stringent regulations, including certification requirements, in many of the countries in which our customers are located, particularly in relation to obtaining, using, storing, and transferring personal data. Our software solutions must be compliant with applicable regulations in the country in question before we can launch our offerings. In some jurisdictions, we must obtain marketing authorizations before commercializing software solutions. Ensuring such regulatory compliance may take longer or cost more than expected or require that design changes be incorporated into our offerings. In addition, changes to reimbursement policies for digital healthcare offerings could potentially lead to delays and additional expense. The inability of customers to obtain adequate reimbursement from private and governmental third-party payers could adversely affect purchasing decisions and prices and cause our revenue and profitability to suffer.

We are building AI into many of our digital offerings, which presents risks and challenges that could affect its acceptance, including flawed AI algorithms, insufficient or biased datasets, unauthorized access to personal data, lack of acceptance from our customers, or failure to deliver positive outcomes. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, as well as their adoption, subjecting us to competitive harm, legal liability, regulatory actions, and reputational harm. In addition, some AI scenarios present ethical, privacy, or other social issues, risking reputational harm. We have safeguards designed to promote the ethical implementation of AI but these safeguards may not be sufficient to protect us against negative outcomes. Furthermore, we contract with numerous third parties to offer our digital content to customers as well as to assist with the development of their own software applications and services, and our reliance on access to these third parties' healthcare digital applications, which may not continue to be available to us on commercially reasonable terms, or at all, could impact our ability to offer a wide variety of our own digital offerings at reasonable prices with acceptable usage tools, or continue to expand our geographic reach. The occurrence of any of the above could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

LEGAL RISKS.

The failure to comply with the FCPA and similar anti-corruption and anti-bribery laws globally has resulted and could continue to result in civil or criminal sanctions and adversely affect our business.

The FCPA, the U.K. Bribery Act of 2010 (“UKBA”), and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies from offering and making corrupt payments to or otherwise engaging in bribery of government officials. We operate in many parts of the world that have experienced elevated levels of public sector corruption. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities, the employees of which may be considered government officials under such laws. Many anti-corruption laws, such as the UKBA, also prohibit bribery of private sector individuals, and thus extend far beyond interactions with government officials. We also are subject to the FCPA’s accounting provisions, which require us to keep accurate books and records and to maintain an adequate system of internal accounting controls sufficient to provide reasonable assurances of management’s control, authority, and responsibility over our assets. Non-U.S. companies, including some of our competitors, may not be subject to the provisions of the FCPA. If these competitors engage in corrupt practices, they may gain a business advantage.

Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosure by companies, aggressive investigations (including coordinated investigations across countries and governmental authorities) and enforcement proceedings by U.S. and non-U.S. governmental agencies, and assessment of significant civil and criminal fines, penalties, and other sanctions against companies and individuals. Companies in the healthcare sector have been a particular focus of government enforcement in recent years. We also face the risk of unauthorized payments, offers of payments, or requests for payments being made by our employees, intermediaries, channel partners and their sub-parties, customers or customer representatives, consultants, or other representatives. We may face liability under anti-corruption laws based upon the actions or inactions of these parties even when they are not subject to our control and/or are not contractually bound to us. We may also face liability from employee misconduct, such as fraud, which cannot always be deterred or prevented. Enforcement of anti-corruption laws in the healthcare industry in recent years has focused on international operations, particularly in countries such as China, Brazil, Mexico, and Russia. China’s anti-corruption agency, the National Supervisory Commission, has the power to investigate government officials and individuals employed by state-owned entities and public institutions and to collect evidence (including from private companies and individuals), seize assets, and recommend cases for prosecution. In recent years, the Chinese judicial branch has publicly disclosed an increasing number of judgments against government officials and others found to have engaged in corruption and other misconduct across many industries; certain of these judgments contain references that identify some of our products, employees, and channel partners. We review these judgments and other concerns we identify and conduct internal inquiries where appropriate. Additionally, 2018 amendments to China’s Anti-Unfair Competition Law revised the definition of commercial bribery to include conduct “seeking transaction opportunities or competitive advantage.” Consequences for violations include civil, administrative, and criminal penalties for businesses that commit acts of unfair competition (including commercial bribery).

It is our policy to develop and implement safeguards and to educate our employees and certain third parties concerning these legal requirements and to prohibit improper practices. However, our existing safeguards and any future improvements may not always be effective, and employees or certain third parties may engage in conduct for which we may be held responsible or suffer reputational harm.

Any alleged or actual violations of these laws or regulations may subject us to government scrutiny, criminal, civil, or administrative sanctions, stockholder lawsuits, reputational damage, and other liabilities. In some instances, we make self-disclosures to relevant authorities who may pursue or decline to pursue enforcement proceedings against us. A violation of certain anti-corruption laws could result in exclusion from government healthcare programs. In addition, governmental entities may seek to hold us liable for violations committed by any companies in which we invest or that we may acquire. The costs associated with the investigation, remediation, and potential notification of any violation to customers, regulators, and counterparties could be material. Any of the foregoing could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We are subject to anti-kickback and false claims laws and failure to comply with these laws could adversely affect our business.
The commercial practices of companies selling medical devices, pharmaceutical products and related services, and other arrangements with customers are generally subject to various U.S. federal, U.S. state, and foreign healthcare laws intended to prevent fraud and abuse in the healthcare industry and protect the integrity of government healthcare programs. These laws include anti-kickback laws and false claims laws. Anti-kickback laws, such as the AKS, generally prohibit anyone from soliciting, offering, receiving, or paying any remuneration to generate or reward business, including the purchase of a particular product or service for which payment may be made under a federal healthcare program. The U.S. Department of Justice has interpreted the AKS to cover any arrangement where one purpose of the remuneration is to induce or reward referrals of products or services reimbursable under U.S. federal healthcare programs. False claims laws generally prohibit anyone from knowingly presenting, or causing to be presented, any claims for payment for goods or services to third-party payers that are false or fraudulent. Claims generated as a result of kickbacks may be treated as false or fraudulent. In the U.S., the FCA imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the U.S. government. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover civil penalties and treble damages. In certain cases, manufacturers have entered criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts, and entered into corporate integrity agreements that require, among other things, substantial ongoing reporting, monitoring, and other remedial actions.

We often enter complex contractual research agreements, collaborations, and similar arrangements with our customers and other healthcare professionals. These arrangements may result in transfers of value from us to our customers and other healthcare professionals (and vice versa), which require appropriate implementation to ensure compliance with anti-kickback and false claims laws and regulations. While we have policies and procedures in place to comply with these laws and regulations, a failure by any of our employees or agents to abide by such policies and procedures could result in potential criminal or civil penalties and damages against us, which may include treble damages, fines, or penalties under the FCA. Addressing such claims could generate significant expenses and take up significant management time, even if such claims are without merit.

If we are not successful in defending ourselves, violations of fraud and abuse laws could have a significant impact on our business, including the potential imposition of civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, possible exclusion from participation in certain government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations. The U.S. federal government, various states, and certain foreign governments have also enacted other laws to regulate the sales and marketing practices of companies selling medical devices, pharmaceutical products, and related services. These laws and regulations generally define permissible and impermissible financial interactions between manufacturers or service providers and healthcare providers, require disclosure to the government and public of such interactions, and require the adoption of compliance standards or programs. Individual U.S. states have become active in seeking to regulate the marketing of medical devices, pharmaceutical products, and related services under state consumer protection and false advertising laws. Other laws require disclosure of certain interactions with, or payments to, healthcare providers (e.g., the Sunshine Act). Given the evolving nature of these laws, their implementation, and increasing enforcement activity, compliance efforts can be resource-intensive and costly, and we could be subject to penalties and damages if the government finds deficiencies. The costs associated with the investigation, remediation, and potential notification of any violation to customers, regulators, and counterparties could be material. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We are subject to antitrust and competition laws that can result in sanctions and conditions on the way we conduct our business.
We are subject to antitrust and competition laws, which generally prohibit certain types of conduct deemed to be anti-competitive, including price fixing, bid rigging, cartel activities, price discrimination, market monopolization, tying arrangements, acquisitions of competitors, and other practices that have, or may have, an adverse effect on competition. Regulatory authorities may have authority to impose fines and sanctions or to require changes or impose conditions on the way we conduct business in connection with alleged non-compliance with applicable law. Under certain circumstances, violations of antitrust laws could result in suspension or debarment of our ability to contract with certain parties or complete certain transactions. In addition, an increasing number of jurisdictions also provide private rights of action for competitors or consumers to seek damages asserting claims of anti-competitive conduct. Increased government scrutiny of our actions or enforcement of private rights of action could adversely affect our business or damage our reputation. Conducting internal investigations or responding to audits or investigations by government agencies could be costly and time-consuming. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

If we do not successfully manage our collaboration arrangements, licensing arrangements, joint ventures, or strategic alliances with third parties, we may not realize the expected benefits from such arrangements, which could adversely affect our business.

From time to time, we enter into collaborations, licensing arrangements, joint ventures, or strategic alliances with third parties to complement or augment our capabilities, including in R&D, product development, manufacturing, and marketing. Evaluating, appropriately structuring, negotiating, and implementing such arrangements may be a lengthy and complex process and must meet with applicable business, legal, and compliance requirements. Other companies may compete with us for these opportunities. As a result, we may not identify, secure, or complete such arrangements in a timely manner, on a cost-effective basis, or on otherwise favorable terms, if at all.

We may not realize the expected benefits from these arrangements. We may not be able to exercise sole decision-making authority regarding any such collaboration, licensing arrangement, joint venture, or strategic alliance. This could create the risk of impasses on decisions, given that our partners in these arrangements may have economic or business interests that diverge from our interests. Conflicts may arise in these arrangements concerning the achievement of performance milestones or the interpretation of significant terms under any agreement (including financial obligations), termination rights, or the ownership or control of intellectual property developed during the arrangement. Our partners may suffer adverse commercial, financial, or legal circumstances that are outside of our control and may jeopardize their success, our partners may terminate their relationships with us, or breakdowns in these relationships may give rise to disputes. Given the potentially different interests of the parties involved, we could suffer delays in product development or other operational difficulties.

These arrangements may require us to incur non-recurring and other charges, increase expenditures, or disrupt our ordinary business activities. These arrangements may expose us to known and unknown risks, including unique risks with respect to the economic, political, and regulatory environment of any foreign entities with which we partner, quality control, and legal and regulatory violations committed by partners whose actions are outside of our control. See “Risks Relating to Quality, Regulation, and Compliance.” Any of the foregoing could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We are subject to laws and regulations governing government contracts, public procurement, and government reimbursements in many jurisdictions, as to which the failure to comply could adversely affect our business.

We have agreements relating to the sale of our offerings to government entities around the world. Additionally, we are directly or indirectly subject to government policies governing reimbursement for healthcare procedures and services. As a result, we are subject to various statutes and regulations in a variety of jurisdictions that apply to companies doing business with the government. The laws governing government contracts can differ from the laws governing private contracts and government contracts may contain terms and conditions that are not applicable to private contracts or that expose us to higher levels of risk and potential liability than non-government contracts. Similarly, most jurisdictions have public procurement laws and reimbursement policies that set out rules and regulations for purchases and reimbursements by governmental entities. These jurisdictions may modify their laws, policies, rules, or regulations, or impose new requirements that could adversely affect our business. We are subject to investigation for non-compliance with the regulations governing government contracts, public procurement, and government reimbursements. A failure to comply with these regulations could result in suspension of these contracts, delayed or reduced payment, criminal, civil, or administrative penalties, contract termination, reputational harm that diminishes our ability to successfully compete for new government work, or debarment.

For contracts with the U.S. federal government, with certain exceptions, we must comply with the Federal Acquisition Regulation and applicable agency rules, the Procurement Integrity Act, the Buy American Act, and/or the Trade Agreements Act. Because the use of our products, services, and solutions is often reimbursed by the U.S. federal government through Medicare and Medicaid, we must comply with the AKS, the Sunshine Act, and the FCA. See “We are subject to anti-kickback and false claims laws and failure to comply with these laws could adversely affect our business.” We must also comply with various other domestic and foreign government regulations and requirements as well as various statutes related to employment and labor practices, supply chain requirements, reporting and disclosure obligations, EH&S matters, recordkeeping, and accounting. Certain countries impose additional requirements on government suppliers as a prerequisite to doing business in the country. These can include, among other things, local headcount requirements, local manufacturing and supplier requirements, and technology or intellectual property transfers.

China has a government-run procurement system for public hospitals to obtain medical devices (mainly high value medical consumables) and drugs. The system for reimbursing the costs of these medical devices and drugs for patients is also set by the central and local governments. Medical device and drug distribution chains may be restricted in certain provinces by a policy that requires that at most two tax invoices may be issued throughout the distribution chain, which effectively prohibits sale of products through multi-layer distributors (even between wholly owned subsidiaries). The continued existence, and any expansion and tightening, of this policy, could present significant challenges for our relevant products to reach a larger geographic area in China. Failure to comply with this policy may preclude us from participating in the government-run procurement processes with public hospitals or result in our disqualification from engaging in respective medical device or product sales to public hospitals in a certain locality. These regulations and requirements affect how we transact business with our clients and, in some instances, impose additional costs and risks on our business operations for the relevant products.

Additionally, some governmental entities, including the U.S. federal government, can terminate contracts for their convenience or for our default. These governmental entities may also be subject to continued legislative funding approval. Early termination for convenience of one or more of our contracts, or a change in a government customer’s funding levels, could impact our expected revenues. See “Demand for some of our products depends on capital spending policies of our customers and on government funding policies.” A termination for default of one or more of our contracts could subject us to penalties and damages resulting from the default, including costs for the governmental entity to reprocure the items under contract, in addition to other penalties previously listed.

The U.S. federal government could also invoke the Defense Production Act (“DPA”), requiring that we accept and prioritize contracts for materials deemed necessary for national defense, regardless of loss in revenue incurred on such contracts. In such circumstances, we may be required to reallocate time and resources away from our customers to fulfill U.S. federal government requests under the DPA. This could cause us to be unable to fulfill contractual obligations to non-U.S. federal government customers and harm long-term business relationships with our customers, suppliers, and channel partners, which could adversely affect our business.

We are also subject to government audits, investigations, and oversight proceedings. Efforts to ensure our business arrangements comply with applicable laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future laws and regulations. If any such actions are instituted against us, defense can be costly, time-consuming and may require significant financial and personnel resources. If we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, possible exclusion from participation in certain government healthcare programs (including Medicare and Medicaid in the United States), contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations. In addition, any of our government contracts could be terminated or we could be suspended or debarred from all government contract work. We also possess dependencies on governments relative to workforce protocols and customs decisions due to events that are difficult to predict, such as pandemics and regional conflicts. Any of these risks could have a material adverse effect on our business, cash flows, financial condition, results of operations, or prospects.

Efforts by public and private payers to control the growth of healthcare costs may lead to lower reimbursements or increased utilization controls related to the use of our products by healthcare providers, which may affect the price of and demand for our products, services, or solutions.

Sales of many of our offerings directly or indirectly depend on the availability of reimbursement and the amount of reimbursement that our customers may seek from various third-party payers, including government programs, authorities, or agencies (e.g., Medicare and Medicaid in the United States), and private health plans. In general, employers, and third-party payers, particularly in the United States, have become increasingly cost-conscious, with higher deductibles imposed in many medical plans. The imposition of higher deductibles tends to inhibit individuals from seeking the same level of medical treatments as they might seek if the costs were lower, particularly in the medical diagnostic portion of our business. Third-party payers have also increased utilization controls related to the use of our offerings by healthcare providers.

Without adequate support from third-party payers, the market for our offerings may be limited and adversely impacted. Governments and other payers may institute changes in healthcare delivery systems that reduce funding for services or encourage greater scrutiny of healthcare costs. The ability of customers to obtain appropriate reimbursement for our offerings from third-party payers is critical to the success of medical technology companies because it affects which offerings customers purchase and the prices they are willing to pay. Some countries impose drug price controls or reimbursement limitations for pharmaceutical products. Even if we develop promising new offerings, we may find limited demand for the offerings unless reimbursement approval is obtained from third-party payers. Further legislative or administrative reforms that impact reimbursements or pricing could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

In the United States, private third-party payers, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the Centers for Medicare and Medicaid Services (“CMS”) to reimburse for a diagnosis or treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a diagnosis or treatment, sometimes extend to U.S. third-party payers’ reimbursement policies and amounts for that diagnosis or treatment. Decision-making by our U.S. customers is complicated by the uncertainty surrounding Medicare reimbursement rates for certain procedures. From time to time, CMS and third-party payers may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for certain diagnoses or treatments. In China, government authorities control the inclusion or removal of drugs from the Essential Drug List and the National Reimbursement Drug List, which govern reimbursement under state-sponsored health plans. The removal or reclassification of our products on Chinese national or provincial lists can affect the reimbursement or reimbursement rate of our products in China. Any significant cuts in reimbursement rates or changes in reimbursement methodology or administration for procedures that use our offerings, or concerns or proposals regarding further cuts or changes in methodology or administration, could further increase uncertainty, adversely affect our customers’ decisions, reduce demand for our offerings, cause customers to cancel orders, and could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We are exposed to risks associated with product liability claims that have been and may be brought against us or as a result of the actions or inactions of our customers or third parties that are outside of our control.

We design, manufacture, sell, install, and service a wide range of products, including products and related services that are at the cutting edge of existing technologies and medical advances. Our products are used by healthcare providers to diagnose, monitor, and treat a wide range of medical conditions. We are required to comply with the highest quality standards in product manufacturing and quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving our offerings, and assuring the safety and efficacy of our products. As a result, our business exposes us to potential product liability claims. Customers or their patients may bring product liability claims if our products fail, or allegedly fail, to perform as expected or show a failure rate that is higher than expected, or the use of our products results, or is alleged to result, in bodily injury, death, or property damage. Claims may allege that our products cause or result in alleged new disease states. Even if these or similar claims are without merit, they can result in costly and time-consuming litigation. We may also be exposed to claims or regulatory action if our products do not conform or are alleged not to conform to applicable product or design specifications, labeling, or manufacturing requirements. Quality issues could result in warranty, guarantee, or other claims, including with respect to performance guarantees under service contracts. Even if such non-conformance has no actual impact on the quality of our products, we may be exposed to claims, regulatory actions, or negative press reports, or may be required to modify our products or their labeling, conduct a recall or take other actions, any of which could adversely affect our reputation or our relationships with customers and users of our products.

Because some of our products are involved in the intentional delivery of radiation to the human body and other situations where people may be exposed to radiation, including X-rays, the possibility for significant bodily injury or death exists for the intended or unintended recipient of the delivery. Our products are used to diagnose and treat acutely ill patients and at critical moments in the patient care continuum, and the failure (or alleged failure) of our products to perform as expected in such moments could compromise patient treatment, which, depending on the circumstances, could be life-threatening to patients.

Product and other liability actions, claims, or injunctions are subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle product liability claims and other liability actions against us, regardless of their actual merit. If such action or injunction were finally determined adversely to us, it could result in significant damages and reputational harm, including the possibility of punitive damages, and our financial position could be adversely affected. Adverse publicity regarding patient outcomes, accidents, failure rates, misdiagnoses, and resulting mistreatments, even ones that do not involve our products, could result in additional regulation of our products or the healthcare industry in general, cause reputational harm and adversely affect our ability to promote, manufacture, and sell our products, even if the claims against us are later shown to be unfounded or unsubstantiated.

Moreover, if our products gain a reputation for being unreliable, unsafe, or ineffective, our relationships with governmental authorities may be adversely affected, which could result in increased scrutiny by regulatory authorities. In addition, if one of our products is determined to be defective (whether due to design, labeling, or manufacturing defects or other reasons) or found to be so by a regulatory authority, we may be liable for damages or fines or be required to correct, remove, or recall the product or notify competent regulatory authorities. See “Risks Relating to Quality, Regulation, and Compliance.” The adverse publicity resulting from a recall could damage our reputation and cause customers to review and possibly terminate their relationships with us, potentially beyond the product that was the subject of the action. A correction, removal, or recall could consume management and employee time, and adverse publicity, harm to our reputation, or increased regulatory scrutiny could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We maintain product liability insurance coverage, among other liability insurance coverage, which includes deductible amounts and self-insured retentions. Our insurance coverage may prove to be inadequate and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is successfully brought against us relating to a self-insured liability or a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited, we could be required to pay substantial damages, which could have a material adverse effect on our business results, financial position, or prospects. Any litigation, investigation, or complaint and any adverse publicity surrounding such allegations or actions could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Moreover, we may face substantial liability to patients, customers, and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing, or interoperability of our products with other products, or their misuse or failure. Our products generally operate within our customers’ facilities and network systems. Human and other errors or accidents may occur during the operation of our products in complex environments, particularly where our products are used in conjunction with products from other vendors, where interoperability or data sharing protocols may result in unsatisfactory performance even though the equipment operates according to specifications. In addition, independent service organizations could fail to adequately perform their obligations or to properly service our products, which could subject us to further liability. We may also be subject to claims for property damage, economic loss, or bodily injury, or death related to or resulting from the installation, servicing, and support of our products. Any accident, mistreatment, or related injury or death could cause us to incur legal costs, subject us to litigation, recall, or regulatory enforcement actions, or generate negative publicity and cause damage to our reputation, whether or not we or our products were at fault and could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We may become involved in litigation, arbitration, and governmental proceedings, including those stemming from third-party conduct beyond our control.

We are involved in, or threatened with, legal, arbitration, and governmental proceedings or investigations from time to time in the ordinary course of our business as well as heightened scrutiny in the healthcare industry, including disputes with employees, competitors, customers, suppliers, competition authorities, regulators and other authorities, purported whistle-blowers, or regulatory agencies concerning allegations of, among other things, breaches of contract, product liability, product defects, intellectual property infringement, logistics or manufacturing related topics, quality regulations, EH&S or employment issues, termination of business relationship, or alleged or suspected violations of applicable laws in various jurisdictions. The outcome of pending or potential future legal, arbitration, and governmental proceedings is difficult to predict, and excessive verdicts do occur. If such proceedings are determined adversely to us, we may be required to change our business practices or we may incur fines, penalties, or monetary losses, some of which may be significant or could disrupt the operation of our business. Exposure to litigation or other government action, whether directed at us, our customers, suppliers, or channel partners, or our or their respective business partners, could also result in the distraction of management resources and adversely affect our reputation, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects. Like other companies in our industry, we are subject to investigations and extensive regulation by government agencies around the world. As a result, we have interactions with government agencies on an ongoing basis. Criminal charges and substantial fines or civil penalties, as well as limitations on our ability to conduct business in applicable jurisdictions, could result from government investigations.

GENERAL RISKS.

Global geopolitical and economic instability as well as continuing uncertainties and challenging conditions in regional economies could adversely affect our business.

We generate the majority of our revenue outside the United States and our business is sensitive to global economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government fiscal, tax, import and export, and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures, and other challenges that affect the global economy could adversely affect us and our customers, suppliers, and channel partners. Economic instability could also cause renewed uncertainty in global markets and the investment climate to deteriorate.

Our business is affected by global geopolitical conditions. Future geopolitical factors that have the effect of reducing capital expenditures generally, and for healthcare products, services, or solutions, specifically, may negatively impact sales of our offerings and, as a result, make it more difficult for us to attract new customers, retain existing customers, or maintain sales at existing levels. In particular, the imposition of import and export restrictions and trade tariff developments have contributed to increased global economic uncertainty. In addition, the rise of economic nationalism could make it more difficult for us to attract new customers, retain existing customers, or maintain sales at existing levels in countries other than the U.S. Geopolitical and economic risks have increased over the past few years as a result of increasing trade tensions between the United States and China. Our operations expose us to the risk that increased trade protectionism from China or other nations may adversely affect our business. Any of these risks or the further deterioration of trade relations between countries could make our offerings more expensive or non-competitive in the affected countries. Growing tensions may also lead to a deglobalization of the world economy, a general reduction of international trade in goods and services, and a reduction in the integration of financial markets, any of which could materially and adversely affect our business results, cash flows, financial condition or prospects.

Further risks stem from geopolitical tensions (such as in Cuba, Iran, Syria, Russia, and North Korea), the conflicts that may potentially arise, and economic sanctions imposed relating to such regions and persons included on sanctioned party lists. In particular, the conflict between Ukraine and Russia may negatively impact our revenue to the extent the conflict and the sanctions significantly impact our ability to sell products or services to customers in the affected regions or collect receivables from such customers. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the United States and other countries preclude us from conducting business in the region. However, these sanctions have made and will continue to make it more burdensome and costly to serve customers in these regions, and if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or we may voluntarily elect to do so. We are continuously monitoring economic, political, and geopolitical developments to assess any potential future impact that may arise.

The impact of geopolitical and economic developments globally will depend on a number of factors, including the effectiveness of measures by central banks and financial authorities. Such developments may also result in or coincide with reduced budgets for capital equipment and services, particularly if it becomes more difficult for our customers to accurately forecast and plan future business activities. This, in turn, may cause our customers to reduce, delay, or abandon purchases of our offerings. An uncertain economic environment may also adversely affect our customers’ budgets and may result in pricing pressure, requests for extended warranty provisions, cancellation of service contracts, and could make it more difficult for us to collect outstanding receivables, especially in emerging markets. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Increasing attention to ESG matters, including EH&S matters, may impose additional costs on our business and expose us to new risks.
Companies across all industries are facing increasing scrutiny from investors, regulators, and other stakeholders related to their ESG commitments, performance, and disclosures, including related to climate change, diversity and inclusion, and governance standards. Investor advocacy groups, certain institutional investors, lenders, investment funds, and other influential investors are increasingly focused on companies’ ESG commitments, performance, and disclosures, and in recent years have placed increasing importance on social costs and related implications of their investments. Furthermore, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their respective approaches to ESG matters. Unfavorable ESG ratings may be used by investors, lenders, and customers to inform their investment, financing, or purchasing decisions, which could have a negative impact on our business.

There is also increased legal and regulatory focus on ESG commitments, performance, and disclosures both in the United States and around the world. Continuing political and social attention to these issues, particularly climate change, has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory requirements specific to ESG matters. We expect regulatory requirements related to ESG matters to continue to expand globally, particularly in the United States and the European Union. A failure to adequately meet regulatory or stakeholder expectations may result in non-compliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers, and an inability to attract and retain top talent. In addition, meeting future regulatory requirements or our adoption of certain voluntary or other ESG-related standards could necessitate additional investments that could impact our profitability.

We are also subject to international, national, state, and local laws, regulations, and industry and customer standards, including licensing and authorization requirements, related to EH&S matters. These EH&S laws, regulations, and standards apply to a broad range of activities across our whole product lifecycle and our entire global organization, including those related to (i) protection of the environment, protected species, and use of natural resources; (ii) occupational health, safety, and well-being; (iii) the use, handling, management, release, storage, transportation, remediation, and disposal of, and exposure to, hazardous waste (including biohazardous waste), radiochemical materials, and other hazardous or toxic materials; (iv) our products, including the use of certain chemicals in our products and production processes; (v) emissions to air and water; and (vi) climate change and greenhouse gas emissions. EH&S laws, regulations, and standards vary by jurisdiction and have become increasingly stringent over time. These requirements impose certain responsibilities on our business, including the obligation to install pollution control technologies and obtain and maintain various environmental permits, the cost of which may be substantial. They can also impose cleanup liabilities, including with respect to discontinued or predecessor operations or third-party waste disposal sites. In some jurisdictions we may increasingly be subject to climate change mitigation and adaptation regulation, tax, disclosure, and reporting requirements. If we fail to comply with these requirements, or fail to obtain or maintain a required permit, we could be subject to administrative, civil, or criminal fines and penalties, remediation costs, enforcement actions, the suspension or termination of our permits, licenses, and authorizations or operations, third-party claims, or other sanctions. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored, or disposed of by us or contained in our products. Strict, as well as joint and several, liability may be imposed on us under EH&S laws, which could render us liable for the conduct of others or for consequences of our own actions that were compliant with all applicable laws at the time those actions were taken. Insurance coverage from which we benefit as a named insured only covers a limited scope of potential liability under EH&S laws and regulations in the United States and Canada. In connection with certain acquisitions, we could acquire, or be required to provide indemnification against, EH&S liabilities that could expose us to material losses. The occurrence of any of the foregoing could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Our products and operations utilizing radioactive materials are subject to varying international, federal, state, and local regulation and must be conducted in accordance with a number of licenses and certifications. The handling and disposal of radioactive materials and wastes may impose significant requirements and costs, including with respect to the decommissioning of facilities handling radioactive materials. Disposal sites for the lawful disposal of materials or wastes associated with our products may be limited or non-existent, may no longer accept these materials in the future, or may accept them on unfavorable terms, which could adversely impact our operations.

The implementation of new or existing EH&S laws, regulations, and industry and customer standards, and any changes to them, which we cannot predict and which have historically become more stringent over time, could increase our costs. Administrative decisions, legal developments, or other governmental or judicial actions may influence the interpretation or enforcement of EH&S laws, regulations, and industry standards, and may thereby increase compliance or other costs. In addition, EH&S laws, regulations, and standards may also have an adverse impact on our ability to develop our products and to maintain our access to certain markets. EH&S laws and regulations enacted world-wide may require us to re-design products or production processes, or to cease using certain substances, leading to detrimental operational impacts and an increase in operating costs. Any of these risks or costs, and any future violations or liabilities under existing or future EH&S laws or regulations, could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Future material impairments in the value of our long-lived assets, including goodwill, could adversely affect our business.

We review our long-lived assets, including identifiable intangible assets, goodwill, and property, plant, and equipment (“PP&E”), for impairment at least annually. All long-lived assets are reviewed when there is an indication that impairment may have occurred. Changes in market conditions or other changes in the outlook of value may lead to impairment charges in the future. In addition, we may sell assets that we determine are not critical to our strategy. Future events or decisions may lead to asset impairments or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction, or other factors relating to the overall business environment. Material impairment charges could negatively affect our results of operations.

Changes in foreign currency exchange rates and interest rates could adversely affect our business.

We generate the majority of our revenue outside of the United States. Fluctuations in the value of foreign currencies relative to the U.S. dollar could adversely affect our financial results. As of the year ended December 31, 2022, our largest currency exposures are the European euro, Chinese renminbi, and Japanese yen. Sales and expenses of our non-U.S. businesses are translated into U.S. dollars for reporting purposes and fluctuations of foreign currency against the U.S. dollar impact U.S. dollar denominated earnings. In addition, our assets and liabilities denominated in foreign currencies can also be impacted by foreign currency exchange rates against the U.S. dollar, which could result in exchange gain or loss from revaluation. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effectiveness of cash flow and balance sheet hedging programs intended to mitigate currency exposures related to earnings cannot be reliably predicted given the uncertainty of changes in foreign exchange risks. Therefore, our financial results may adversely be affected by fluctuations in foreign currency exchange risks. Furthermore, foreign exchange hedging activities bear a financial cost, do not offer permanent or comprehensive protection, and may not always be available or we might not be successful in completely mitigating such exposures.

We are also exposed to changes in interest rates, which primarily impact our borrowings and our cash investments. We manage interest expense using a mixture of fixed-rate and variable-rate debt. As part of our 2022 funding actions, we incurred $8,250 million of fixed-rate debt as of December 31, 2022. A change in interest rates could impact the fair value of this debt and may indirectly impact our earnings or our cash flow. On January 3, 2023, we completed a $2,000 million drawdown on the Term Loan facility, which carries a variable interest rate. As a result, the primary direct interest rate exposure on our earnings and cash flow arises from the Term Loan facility, which currently comprises approximately 20% of our total debt obligations. We began operations as an independent company with approximately $1,800 million of cash, cash equivalents, and restricted cash, which are invested in short-term investments that generate income based on a variable interest rate. Changes in interest rates also impact our earnings and cash flow generated from these investments, which could ultimately have a negative impact on our financial results and prospects.

Changes in accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.
U.S. GAAP and related accounting pronouncements, implementation guidelines, and interpretations regarding a wide range of matters relevant to our business, including revenue recognition, business combination-related measurements, pensions, and taxes, are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition.

RISKS RELATING TO TAXATION.

Changes in applicable tax laws and regulations could adversely affect our business.
We are subject to income and other non-income taxes (including sales, excise, and value-added) in the United States and foreign jurisdictions. Thus, the tax treatment of transactions executed by our company is subject to changes in tax laws or regulations, tax treaties, or positions by the relevant authority regarding the application, administration, or interpretation of these tax laws and regulations. These factors, together with the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, and uncertainties regarding the geographic mix of earnings in any period, can affect our estimates of our effective tax rate and income tax assets and liabilities, result in changes in our estimates and accruals, and have a material adverse effect on our business results, cash flows, or financial condition. We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business; however, such changes could potentially result in higher tax expense and payments, along with increasing the complexity, burden, and cost of compliance.

Our tax burden could increase as a result of ongoing or future tax audits.

We are subject to periodic tax audits by tax authorities. Tax authorities may not agree with our interpretation of applicable tax laws and regulations. As a result, such tax authorities may assess additional tax, interest, and penalties. We regularly assess the likely outcomes of these audits and other tax disputes to determine the appropriateness of our tax provision and establish reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of any tax audit or other tax dispute or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves. As such, the actual outcomes of these disputes and other tax audits could have a material impact on our business results or financial position.

Our ability to use deferred tax assets may be subject to limitation.

We have deferred tax assets in certain countries and our ability to use such assets will depend on taxable income generation in the relevant countries. Further, while the majority of these assets either do not currently have an expiration date or have an expiration date that is later than when we expect to use such assets, subsequent changes to applicable tax laws in these jurisdictions could impact our ability to fully benefit from the deferred tax assets.

RISKS RELATING TO QUALITY, REGULATION, AND COMPLIANCE.

Our business operations are subject to extensive laws and regulations, and any changes thereto or violations thereof could have a material adverse effect on our business.

Our business operations are subject to various national, regional, and local laws and regulations relating to healthcare, medical devices, pharmaceutical products, consumer protection, privacy and security, employment, accounting, EH&S, import and export, product promotion, tax, antitrust, anti-corruption, anti-bribery, financing, and competition matters.

In particular, the sale, manufacturing, distribution, servicing and marketing of many of our offerings are highly regulated and we are subject to heightened scrutiny by regulators and other authorities, including with respect to our collaborations with third parties. Regulatory scrutiny may increase in the future and could require us to change the way we operate, including the way in which we offer certain services. These laws and regulations are complex, change frequently, are subject to changes in interpretation and enforcement, and have tended to become more stringent over time. Moreover, certain fields, such as cloud, clinical decision support software, cybersecurity, and AI, are rapidly evolving within the industry and particularly subject to changing law and regulation.

Furthermore, regulatory and legislative changes, such as the adoption of right-to-repair laws in the United States, could further strengthen the ability of ISOs to obtain valuable service contracts and directly compete with us in the services area. Right-to-repair legislation may require us to provide ISOs with increased access to our service tools, parts, documents, software updates, and training. ISOs have also brought lawsuits against original equipment manufacturers in the United States requesting such access. In Europe, ISOs have supported investigations by competition authorities into alleged anti-competitive conduct by OEMs. If ISOs succeed in implementing legislative and/or regulatory reforms such as right-to-repair laws, prevail in lawsuits against OEMs, or if competition authorities confirm ISO claims, our service business could be adversely affected. The activities of ISOs could expose us to a number of risks, including (i) loss or damage to our intellectual property; (ii) fines, penalties, and injunctive relief; (iii) costly, time-consuming litigation or other enforcement actions; (iv) reputational harm from adverse publicity concerning product safety or reliability issues; and (v) heightened risk of a cyber-attack from increased access to our products, service tools, and software updates. The strengthening of ISOs and enactment of right to repair legislation could increase compliance costs, require changes to our business practices, or otherwise impact our ability-to-compete in the services and repairs area. Our ability to effectively compete with an increased number of ISOs and the continued momentum surrounding right-to-repair legislation (and similar campaigns) could adversely affect our business results, cash flows, financial condition, or prospects.

The need to comply with regulations is a substantial controlling, operational, and reputational risk. A failure to comply with applicable laws and regulations could result in governmental investigations, fines, and other sanctions, the temporary or permanent shutdown of production facilities, recalls of products, product withdrawals, revocation of marketing authorizations, disqualification from participation in healthcare activities, third-party and purported whistleblower claims, import detentions, and negative publicity, which could have adverse consequences on our business results, cash flows, financial condition, or prospects. Any new legislation or regulation or any changes in the interpretation or enforcement of existing legislation or regulation may impose significant and costly new obligations on us, which may interrupt our supply of products, delay launch of new offerings, or negatively affect our cost of doing business. Given all of the foregoing, future costs and liabilities relating to compliance with applicable laws and regulations could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We operate in a strictly regulated industry, and changes in regulations or the implementation or enforcement of existing regulations could adversely affect our business.

We are subject to rigorous regulation governing the protection of the health and safety of patients and users of our products, as well as, regulation governing development, product testing (including clinical evaluations or clinical investigations), manufacturing, labeling, safety, storage, marketing clearance or approval, advertising and promotion, import and export, sales and distribution, and performance and effectiveness. Certain laws and regulations may also affect the purchasing decisions of our customers. For example, policies in countries such as China and Russia that require purchase of locally manufactured products may affect customer purchasing decisions or our ability or voluntary decision to comply with such policies.

Additionally, our HealthCare Financial Services business is subject to various laws, rules, and regulations administered by authorities in jurisdictions where it does business, including the United States, Canada, China, France, Germany, the United Kingdom, and certain countries in Latin America. Our business may also be affected by new laws and regulations, in particular laws and regulations that may govern innovative offerings and business activities, including digital offerings, such as cloud and edge computing, software, mobile medical applications, and AI.

The U.S. FDA, the various competent authorities of the European Union member states or other European countries that enforce the EU’s Medical Device Regulation, and the NMPA in China are the regulatory authorities affecting us most prominently with respect to the commercialization of our medical device products, services, and solutions. There are numerous other regulatory schemes at the international, national, and sub-national levels. Regulations pertaining to our offerings are increasing in previously unregulated countries and are becoming more stringent in already regulated countries. Regulatory premarket clearance, approval, or conformity assessment requirements may affect or delay our ability to market new offerings.

The same oversight is reflected for our pharmaceutical products with stringent regulatory requirements to demonstrate safety, efficacy, and quality. For these products, we must conduct clinical trials on humans before we commercialize certain products. Delays and complications in planned clinical trials can result in increased development costs and delays in regulatory authorizations and products reaching the market. These regulations can be burdensome and subject to change, exposing us to the risk of increased costs and business disruption.

Both before and after an offering is commercially distributed, we have ongoing responsibilities under various laws and regulations, including the monitoring of product safety throughout the lifecycle, taking corrective and preventive actions to assure product quality, and reporting certain events and actions to regulatory authorities. For both medical devices and pharmaceutical products, if a regulatory authority concludes that we are not in compliance with applicable laws or regulations, or that any of our offerings are defective, ineffective, or pose an unreasonable risk for patients, users, or others, the authority may ban such offerings, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, or require us to notify healthcare professionals and others that the offerings present unreasonable risks of substantial harm to public health. A regulatory authority may impose operating restrictions or enjoin certain violations of applicable law pertaining to medical devices or pharmaceutical products and assess civil or criminal penalties against us. The regulatory authority may also recommend prosecution by law enforcement agencies. Any governmental law or regulation, whether now existing or imposed in the future, or enforcement action taken could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

The U.S. FDA and other regulatory agencies actively enforce the laws and regulations governing the development, approval, or clearance and commercialization of medical devices and pharmaceutical products.

Our activities related to the development, manufacture, marketing, servicing, and sale of medical devices and pharmaceuticals are subject to extensive federal and state government laws and regulations in the U.S. Compliance with these laws and regulations is expensive and time consuming. Failure to comply could adversely affect our business results, cash flows, financial condition, or prospects.

Before we can market a new medical device or make substantial changes to a previously cleared or approved device, we must receive either FDA clearance under Section 510(k) of the FDCA or FDA approval of a Premarket Approval Application (“PMA”), unless an exemption applies. To obtain 510(k) clearance, the FDA must conclude that the device is “substantially equivalent” to a legally marketed predicate device, which generally refers to a device that itself has already received 510(k) clearance. To obtain PMA approval, we must provide FDA with valid scientific evidence demonstrating that there is a reasonable assurance of the safety and effectiveness of the device for its intended uses. Clinical development of a new investigational device or an existing device for a new intended use may require FDA approval of an Investigational Device Exemption (“IDE”), if the device at issue meets the criteria for a “significant risk” device. Even if FDA approval of an IDE is not required, clinical studies of non-significant risk devices are still subject to significant regulation and oversight, including requirements for monitoring, recordkeeping, reporting, obtaining informed consent, and institutional review board approval. A similar set of requirements governs FDA approval of pharmaceuticals. Development of new pharmaceuticals, such as imaging agents, typically begins with extensive pre-clinical R&D, followed by approval of an IND, and then, upon successful completion of several phases of rigorous clinical trials, the filing and request for FDA approval of a NDA. The FDA premarket review process is rigorous and not always predictable. FDA can delay, limit or deny clearance or approval of a product, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Once a medical device or pharmaceutical is cleared or approved, a manufacturer must notify FDA of certain changes to the product. In the case of 510(k) medical devices, FDA requires a device manufacturer to document its determination of whether or not a modification requires a new clearance. FDA can review a manufacturer’s decision not to file and may disagree and require a 510(k) submission or take other regulatory actions or enforcement. Modifications to a PMA-approved device may require either submission of a PMA supplement for review and approval by FDA prior to implementing the modification or a notification in an annual report. For pharmaceuticals, FDA approval is required before making changes to the product’s formulation, dosage, or strength, and we must submit an IND if we intend to market an approved pharmaceutical product for a new use or in a new form. We may not be able to obtain additional FDA clearance or approval for new products or for modifications to, or additional indications for, already approved or cleared products in a timely fashion, or at all. Delays in obtaining required future clearances or approvals could harm our financial performance and future growth. If we make additional modifications in the future that we believe do not or will not require additional clearances or approvals and FDA disagrees and requires a submission, we may be required to recall or to stop selling our products as modified, which could impact our reputation, harm our operating results, or require us to redesign our products. In these circumstances, we may also be subject to legal or regulatory actions.

The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our offerings to ensure that our claims are consistent with our regulatory clearances and approvals, that there is data to substantiate the claims, and that our materials are not false or misleading. If we or any of our suppliers, channel partners, or agents fail to comply with FDA, FTC, and other applicable U.S. regulatory requirements or any such promotional labeling and advertising is perceived to potentially be false, misleading, or otherwise not permissible, we may face legal or regulatory actions.
As a device manufacturer, we are required to report to the FDA within specific timelines when any of our devices may have caused or contributed to death or serious injury, or when any of our devices has malfunctioned and it would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. We are also required to report adverse drug events associated with use of our pharmaceutical products. If these reports are not filed in a timely manner, regulators may impose sanctions impacting product sales, and we may be subject to product liability or regulatory enforcement actions, all of which would harm our business.
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad, particularly with respect to emerging technologies. Failure to comply with new requirements or otherwise maintain regulatory compliance could limit or delay regulatory authorization of our products and adversely affect our business results, cash flows, financial condition, or prospects.

In the United States, the FDA actively enforces laws and regulations governing the manufacture of medical devices and pharmaceutical products, and failure to comply with applicable laws and regulations could adversely affect our business.
Following FDA clearance or approval of a medical device or pharmaceutical product, our activities are subject to ongoing FDA regulation and monitoring. We are subject to FDA’s requirements for registration and listing, as well as cGMPs, which are intended to ensure that our products are safe and consistently meet applicable requirements and specifications. FDA’s cGMPs (referred to in the medical device context as the medical device Quality System Regulation (“QSR”)) set forth minimum requirements for the methods, facilities, and controls used in the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, adverse event reporting, labeling, packaging, sterilization, storage, and shipping of our medical devices and pharmaceutical products. We are also required to comply with other federal and state regulations for medical devices, radiation-emitting products and pharmaceutical products. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic announced or unannounced inspections by the FDA to determine compliance with QSR, cGMPs and similar regulatory requirements. In connection with these inspections, if the FDA believes a manufacturer has failed to comply with applicable regulations or procedures, it may issue observations through a “Form 483.” If these observations are not addressed sufficiently or in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter or proceed directly to other forms of enforcement. If a Warning Letter is issued, prompt corrective action is required to come into compliance. Failure to respond timely to Form 483 observations, a Warning Letter or other notice of non-compliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the partial or total shutdown of our affected production facilities, denial of importation into the United States for products manufactured in affected non-U.S. locations, adverse publicity, and criminal and civil fines. The FDA also may request that we enter into a consent decree imposing substantial fines or permanent injunction under which our activities are substantially curtailed or subject to rigorous ongoing regulatory scrutiny. A failure to enter into or comply with a consent decree with the FDA or similar agreements with governmental entities could result in enforcement actions by the FDA or other governmental entities, liquidated damages, fines, penalties, civil or criminal liability, and other interruptions to, or expenses for, our business.

We also participate in the MDSAP, which is recognized by regulators in Australia, Brazil, Canada, Japan, and the United States. Audits are conducted by a third-party audit organization that has been approved by the MDSAP consortium and include audits against ISO 13485, a standard issued by the International Organization for Standardization and the specific regulatory requirements of the five participating countries. We are participating in MDSAP across all of our relevant medical device manufacturing sites. A satisfactory audit with no significant findings will result in acceptance of the audit results by all five regulators and will be in lieu of a routine audit by each of these regulators. However, an audit that results in significant non-conformances will highlight the relevant issues to all five regulators and will likely result in follow-up inspections by one or more of these regulators. In addition, participating regulators reserve the right to conduct directed inspections if any other items rise to their attention, such as product recalls or other post-market issues. We are MDSAP-certified at all of our relevant sites; further, MDSAP certification is mandatory in Canada as of January 1, 2019 in order to maintain regulatory licenses and to sell products in Canada. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Compliance with laws and regulations applicable to the manufacture and distribution of our products outside the United States may be costly, and failure to comply may result in significant penalties.
In general, outside the United States, our products are regulated as medical devices or pharmaceuticals by foreign governmental agencies similar to FDA, but regulatory requirements affecting our operations and sales vary from country to country. To market our products internationally in compliance with applicable medical device and pharmaceutical regulations, we must obtain approvals for products and product modifications. These processes can be time-consuming, expensive, and uncertain, which can delay our ability to market products in those countries. Delays or failure to receive regulatory approvals, the inclusion of significant limitations on the indicated uses of a product, the loss of previously obtained approvals, or failure to comply with existing or future regulations could restrict or prevent us from doing business in a country or subject us to enforcement actions and civil or criminal penalties, which would adversely affect our business.

Failure to obtain premarket regulatory approval of medical devices or pharmaceutical products will impact our ability to sell products in those jurisdictions. Regulatory requirements and interpretations change frequently, leading to increased scrutiny and uncertainty. As a result, market access may be delayed and additional investment may be needed. In addition to health authorities, other related healthcare, quality, consumer protection, and advertising regulators have become increasingly active in the enforcement of laws and regulations governing our products. This trend in increased enforcement could result in civil or criminal penalties, which could adversely affect our business.

In the EEA, if we cannot support our performance claims and demonstrate compliance with the applicable regulations, we would lose our right to affix to our devices a European marking of conformity that indicates that the device meets the essential requirements of the Medical Device Regulations (a “CE marking”), which would prevent us from selling our devices in countries that recognize the CE marking. We must also comply with post-market surveillance requirements and requirements applicable to economic operators. Globally, we are required to file various reports with regulatory authorities in many countries, including reports for adverse events associated with our products.

Some of our products are also regulated under other product-specific laws and regulations. Any efforts to send direct marketing to potential consumers of our products would need to comply with EU rules regulating such marketing, including the e-Privacy Directive 2002/58 and member state laws transposing that Directive. There are, additionally, EU laws regulating e-commerce activities more generally. Failure to comply with any such applicable laws, rules, or regulations could have a material adverse effect on our business and results of operations.

In addition to the above, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business with, or making investments in certain countries or with governments, entities, and individuals subject to U.S. economic sanctions. Furthermore, the U.S. Department of Commerce Bureau of Industry and Security administers export controls that apply to products, software, and technology. Due to our international operations, we are subject to such laws and regulations, which are complex, restrict our business dealings with certain countries and individuals, and are constantly changing. There can be no guarantee that policies and procedures we have that are designed to assist us in complying will be effective in preventing us from a violation of these laws and regulations. Such a violation could result in potential civil penalties or criminal fines or imprisonment and have a material adverse effect on our business results, cash flows, financial condition, or prospects.

The misuse or off-label use of our products may harm our reputation or, if we are deemed to have engaged in the promotion of these uses, result in costly investigations, fines, or sanctions by regulatory bodies.

Regulatory authorities, including the FDA, strictly regulate the indications for use and associated promotional safety and effectiveness claims that may be made about medical devices and pharmaceuticals. In general, we are prohibited from promoting our medical devices or pharmaceutical products for uses that are not consistent with each product’s labeling, or for anticipated uses prior to regulatory approval. For any products we may develop, we receive marketing approval or clearance for specific uses. Physicians may nevertheless lawfully choose to use such products on their patients in a manner that is inconsistent with the label (“off-label use”), as the FDA, for example, does not restrict or regulate a physician’s choice of treatment within the practice of medicine.

However, if regulatory authorities determine that our external-facing materials, oral statements, or physician training constitute promotion of an off-label use, or promotion of a product prior to obtaining necessary regulatory authorization, such authorities could request that we modify our training, promotional, or other external-facing materials or subject us to enforcement action, including the issuance of warning or untitled letters, fines, penalties, or seizures. If we are found to have promoted such uses, we may become subject to significant liability. Regulatory authorities may also request that companies enter into consent decrees or permanent injunctions under which specified promotional or other conduct is changed, curtailed, or prohibited. If we cannot successfully manage our external-facing materials or the advertising and promotion of and training for our products, we could become subject to significant liability and restrictions, which could harm our reputation and adversely affect our business. Additionally, the intentional misuse of our products, whether by customers or third parties, for non-medical purposes could result in allegations of product liability or otherwise harm our reputation. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
We face similar risks in China. Medical device and pharmaceutical product labels and advertising and promotion materials must be in accordance with the approval from the NMPA. The Advertisement Law of the People’s Republic of China, the Anti-Unfair Competition Law, and related medical device and pharmaceutical regulations require government approval of advertising and prohibit the advertisement of medical devices and pharmaceutical products for off-label uses. The failure to follow these rules could lead to government investigations, significant fines, seizures of advertising material, and disqualification from participation in medical device and pharmaceutical product activities, among other penalties. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Developments following regulatory authorization, including results in post-approval device or pharmaceutical Phase 4 trials or other studies, could adversely affect sales or decrease demand for our medical devices or pharmaceutical products.
As a condition to granting marketing authorization of a medical device or pharmaceutical product, FDA may require a company to conduct additional clinical trials or surveillance studies. Outcome of these post-market trials could result in the loss of marketing authorization, changes in product labeling, or new or increased concerns about the safety or efficacy of a product. Regulatory agencies in countries outside the United States often have similar authority and may impose comparable requirements. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect the availability or commercial potential of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on the availability or commercial potential of the affected products. Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived safety issues or uncertainty regarding efficacy and, in some cases, could result in updated labeling, restrictions on use, product withdrawal or recall. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Demand for some of our products depends on capital spending policies of our customers and on government funding policies.
Our customers include hospitals, universities, healthcare providers, government agencies, and public and private research institutions. Many factors, including public policy spending priorities, available resources, and product and economic cycles, have a significant impact on the capital spending policies of these entities. Impasses in national, regional, or local government budgeting decisions could lead to substantial delays or reductions in governmental spending.

Many of our products have lengthy sales and purchase order cycles or are subject to competitive bidding or public tender processes. As a result, customers may delay or accelerate system purchases in conjunction with timing of their capital budget timelines or be unable to complete such purchases at all. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Consolidation in the U.S. healthcare industry and other changes to the U.S. healthcare environment may adversely affect our business.
In recent years, U.S. healthcare industry participants, including distributors, manufacturers, suppliers, healthcare providers, insurers, and pharmacy chains, have consolidated or formed strategic alliances. Consolidations create larger enterprises with greater negotiating power and may result in the loss of a customer where the combined enterprise selects one distributor from two incumbents. If consolidation trends continue, it could adversely affect our business results, cash flows, financial condition, or prospects.

Additionally, the U.S. healthcare industry has undergone significant changes designed to increase access to medical care, improve safety and patient outcomes, contain costs, and increase efficiencies. These changes include a general decline and/or changes in public and private insurer reimbursement levels and payment models and the industry shifting away from traditional healthcare venues like hospitals and into clinics, physician offices, and patients’ homes. We expect the U.S. healthcare industry to continue to change in the future, which may adversely affect our business results, cash flows, financial condition, or prospects.

RISKS RELATING TO OUR RECENT SPIN-OFF FROM GE.

Our recent Spin-Off from GE could result in significant tax liability to GE and its stockholders if it is determined to be a taxable transaction.
GE has received a private letter ruling from the IRS to the effect that, among other things, our recent Spin-Off from GE, including the retention of up to 19.9% of the shares of our common stock, will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code"). Completion of the Spin-Off was conditioned on GE’s receipt of a written opinion from each of Paul, Weiss, Rifkind, Wharton & Garrison LLP and Ernst & Young, LLP to the effect that the Spin-Off will qualify for non-recognition of gain and loss under Section 355 and related provisions of the Code.

The opinion of counsel and the opinion of Ernst & Young, LLP do not address any U.S. state or local or foreign tax consequences of the Spin-Off. Each opinion assumed that the Spin-Off was completed according to the terms of the Separation and Distribution Agreement and relies on the facts as stated in the Separation and Distribution Agreement, the Tax Matters Agreement, the other ancillary agreements, the Company's Form 10 filing, and a number of other documents.

In addition, the opinion of counsel, the opinion of Ernst & Young, LLP, and the private letter ruling rely on certain facts, assumptions, representations, and undertakings from GE and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not otherwise satisfied, GE and its stockholders may not be able to rely on the opinion of counsel, the opinion of Ernst & Young, LLP, or the private letter ruling and could be subject to significant tax liabilities.

The opinion of counsel and the opinion of Ernst & Young, LLP will not be binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Notwithstanding the opinion of counsel, the opinion of Ernst & Young, LLP, or the private letter ruling, the IRS could determine on audit that the Spin-Off or any of certain related transactions is taxable if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of GE or us after the Spin-Off. If the conclusions expressed in the opinion of counsel or the opinion of Ernst & Young, LLP are challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences of the Spin-Off (including the tax consequences to GE and the U.S. Holders (as defined in the Code)) could be materially less favorable.

If our recent Spin-Off were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, each U.S. Holder who received our common stock in the Spin-Off would generally be treated as receiving a distribution in an amount equal to the fair market value of our common stock received, which would generally result in: (i) a taxable dividend to the U.S. Holder to the extent of that U.S. Holder’s pro rata share of GE’s current or accumulated earnings and profits; (ii) a reduction in the U.S. Holder’s basis (but not below zero) in GE common stock to the extent the amount received exceeds the stockholder’s share of GE’s earnings and profits; and (iii) taxable gain from the exchange of GE common stock to the extent the amount received exceeds the sum of the U.S. Holder’s share of GE’s earnings and profits and the U.S. Holder’s basis in its GE common stock.

If our recent Spin-Off from GE were determined not to qualify as tax-free for U.S. federal income tax purposes, we could have an indemnification obligation to GE, which could adversely affect our business, financial condition, cash flows, and results of operations.
If, as a result of any of our representations being untrue or our covenants being breached, the Spin-Off were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, we could be required by the Tax Matters Agreement to indemnify GE for the resulting taxes and related expenses. Those amounts could be material. Any such indemnification obligation could adversely affect our business, financial condition, cash flows, and results of operations.

For example, if we or our stockholders were to engage in transactions that resulted in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Spin-Off, the Spin-Off would generally be taxable to GE, but not to GE stockholders, under Section 355(e), unless it were established that such transactions and the Spin-Off were not part of a plan or series of related transactions. If the Spin-Off were taxable to GE due to such a 50% or greater change by vote or value in the ownership of our stock, GE would recognize a gain equal to the excess of the fair market value on January 3, 2023 (the "Distribution Date") of our common stock distributed to GE stockholders over GE's tax basis in our common stock, and we generally would be required to indemnify GE for the tax on such gain and related expenses. Those amounts could be material. Any such indemnification obligation could adversely affect our business, financial condition, cash flows, and results of operations.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.
We may be unable to achieve the full strategic and financial benefits expected to result from our recent separation and distribution, or such benefits may be delayed or not occur at all. We believe that, as an independent, publicly traded company, we are able to, among other things, more effectively focus on our own distinct operating priorities and strategies, enhance our ability to better address specific market dynamics and target innovation, create incentives for our management and employees that align more closely with our business performance and the interests of our stockholders, and allow us to articulate a clear investment proposition and tailored capital allocation policy to attract a long-term investor base best suited to our business needs. We may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all, for a variety of reasons, including: (i) compliance with the requirements of being an independent, publicly traded company has required and will continue to require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business; (ii) our businesses is now less diversified than GE’s businesses prior to the Separation; and (iii) under the terms of the Tax Matters Agreement, we are restricted from taking certain actions that could cause our recent Spin-Off from GE to fail to qualify as a tax-free transaction and these restrictions may limit us for a period of time from pursuing strategic transactions and equity issuances or engaging in other transactions that may increase the value of our business. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition, cash flows, and results of operations could be adversely affected.

We agreed to numerous restrictions to preserve the non-recognition tax treatment of our recent Spin-Off from GE, which may reduce our strategic and operating flexibility.
To preserve the tax-free nature of the Spin-Off and related transactions, we agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355 and related provisions of the Code, as well as state, local and foreign tax law. These covenants include certain restrictions on our activity for a period of two years following the Spin-Off.

Specifically, we are subject to certain restrictions on our ability to enter into acquisition, merger, liquidation, sale, and stock redemption transactions with respect to our stock or assets and we are required to indemnify GE against any resulting tax liabilities even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable.

As an independent, publicly traded company, we do not enjoy the same benefits that we did as a part of GE.

By separating from GE, we may continue to become more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of the current GE organizational structure. As part of GE, we were able to enjoy certain benefits from GE’s operating diversity, size, purchasing power, cost of capital, and opportunities to pursue integrated strategies with GE’s other businesses. As an independent, publicly traded company, we do not have the same benefits. Additionally, as part of GE, we were able to leverage GE’s historical reputation, performance, and brand identity to recruit and retain key personnel to run and operate our business. As an independent, publicly traded company, we need to continue to develop new strategies, and it may be more difficult for us to recruit or retain such key personnel.

We have no operating history as an independent, publicly traded company, and our historical combined financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

We derived the historical combined financial information included in this Annual Report on Form 10-K from GE’s consolidated financial statements, and this information does not necessarily reflect the results of operations, cash flows, and financial position we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

•Prior to the Spin-Off, we operated as part of GE, and GE performed various corporate functions for us. Our historical combined financial information reflects allocations of corporate expenses from GE for these functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent, publicly traded company.
•We entered into transactions with GE that did not exist prior to the Spin-Off, such as GE’s provision of transition and other services, and undertake indemnification obligations, which will cause us to incur new costs.
•Our historical combined financial information does not reflect changes that we expect to experience in the future as a result of our separation from GE, including changes in the financing, cash management, operations, cost structure, and personnel needs of our business. As part of GE, we enjoyed certain benefits from GE’s operating diversity, reputation, size, purchasing power, ability to borrow, and available capital for investments, and we do not have these benefits after the Spin-Off. As an independent entity, we may be unable to purchase goods, services, and technologies, obtain insurance and health care benefits, computer software licenses, or other services or licenses, or access capital markets, on terms as favorable to us as those we obtained as part of GE prior to the Spin-Off, and our results of operations may be adversely affected. In addition, our historical combined financial data does not include an allocation of interest expense comparable to the interest expense we incurred as a result of the Spin-Off, including interest expense in connection with our incurrence of indebtedness.

Following the Spin-Off, we will also face additional costs and demands on management’s time associated with being an independent, publicly traded company, including costs and demands related to corporate governance, investor and public relations, and public financial reporting. For additional information about our past financial performance and the basis of presentation of our combined financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical combined financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

In addition, we are subject to reporting and other obligations under the Exchange Act. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. Beginning with our second required Annual Report on Form 10-K, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”), which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting. Under the Sarbanes Oxley Act, we are also required to maintain effective disclosure controls and procedures. To comply with these requirements, we may need to upgrade our systems, implement additional financial and management controls, reporting systems, and procedures, and hire additional accounting and finance staff. These reporting and other obligations may place significant demands on management, administrative, and operational resources, including accounting systems and resources. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems, and procedures in a timely and effective fashion, our ability to comply with financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired, and we may be unable to conclude that our internal control over financial reporting is effective. If we are not able to comply with the requirements of Section 404 of the Sarbanes Oxley Act in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of shares of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, because of its inherent limitations, internal control over financial reporting might not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for shares of our common stock, and could adversely affect our ability to access the capital markets.

We incurred indebtedness in connection with our recent Spin-Off from GE, and the degree to which we are leveraged could adversely affect our business, results of operations, cash flows, and financial condition.

We have historically relied upon GE to fund our working capital requirements and other cash requirements. As a result of the Spin-Off, we are no longer able to rely on the earnings, assets, or cash flow of GE, and GE will not provide funds to finance our working capital or other cash requirements. As a result, we are responsible for servicing our own debt and obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements. Our access to and cost of debt financing is different from our historical access to and cost of debt financing under GE. Differences in access to and cost of debt financing may result in differences in the interest rate charged to us on financings, as well as the amount of indebtedness, types of financing structures and debt markets that may be available to us. Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the Spin-Off, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings, or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

Certain of our directors and employees may have actual or potential conflicts of interest because of their financial interests in GE or because of their previous or continuing positions with GE.

Because of their current or former positions with GE, certain of our executive officers and directors own equity interests in both us and GE. Continuing ownership of GE shares and equity awards could create, or appear to create, potential conflicts of interest if we and GE face decisions that could have implications for both us and GE. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and GE regarding the terms of the agreements governing the Separation and Distribution and our relationship with GE. Potential conflicts of interest may also arise out of any commercial arrangements that we or GE may enter into in the future.

We or GE may fail to perform under various transaction agreements that were executed as part of the Separation.

In connection with the Spin-Off, we and GE entered into various transaction agreements related to the Spin-Off. All of these agreements govern our relationship with GE and we rely on GE to satisfy its performance obligations under these agreements. If we or GE are unable to satisfy our or its respective obligations under these agreements, including indemnification obligations, our business, results of operations, cash flows, and financial condition could be adversely affected. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

RISKS RELATING TO FINANCING AND CAPITAL MARKETS ACTIVITIES.

We may not be able to access the capital and credit markets on terms that are favorable to us, or at all.

The capital and credit markets may experience extreme volatility or disruptions that may lead to uncertainty and liquidity issues for both borrowers and investors. We expect to access the capital markets to supplement our existing funds and cash generated from operations to satisfy our needs for working capital, to meet capital expenditure and debt service requirements, and for other business initiatives, including acquisitions and licensing activities. In the event of adverse capital and credit market conditions, we may be unable to obtain capital market financing on favorable terms, or at all, and changes in credit ratings issued by nationally recognized credit rating agencies could adversely affect our ability to obtain capital market financing and the cost of such financing. Additionally, a large portion of our total consolidated cash will be held overseas and may not be efficiently accessible to fund our third-party debt and other financial obligations, which are expected to be primarily held in the United States. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, prospects, and the market price of our securities.

In addition, a prolonged period of extremely volatile and unstable market conditions may increase our funding costs and negatively affect market risk mitigation strategies. We may experience additional volatility because of increasing inflationary pressures and other macroeconomic factors, including in emerging market countries. High inflation rates could have an adverse effect on economic growth and the business climate and could dampen consumer purchasing power.

A lowering or withdrawal of the ratings, outlook, or watch assigned to our new debt by rating agencies may increase our future borrowing costs, reduce our access to capital, and adversely impact our financial performance.

Our indebtedness has investment-grade credit ratings, and any credit rating, outlook, or watch assigned could be lowered or withdrawn entirely by a credit rating agency if, in that credit rating agency’s judgment, current or future circumstances relating to the basis of the credit rating, outlook, or watch such as adverse changes to our business so warrant. Any future lowering of our credit ratings, outlook, or watch likely would make it more difficult or more expensive for us to obtain additional debt financing. Moreover, a reduction in our credit rating to below investment-grade could cause certain customers to reduce or cease to do business with us, which would adversely impact our financial performance.

Substantial sales of our common stock may occur in the future, including the disposition by GE of shares of our common stock that it retained after the Spin-Off, which could cause our stock price to decline or be volatile.

In connection with the Spin-Off, GE owns up to 19.9% of the economic interest and voting power of our outstanding common stock. We understand that GE currently intends to dispose of all of our common stock that it retained in connection with the Spin-Off, based on market and general economic conditions and sound business judgment, (A) through one or more subsequent exchanges of our common stock for GE debt held by one or more investment banks, (B) through distributions to GE stockholders either pro rata as dividends or in exchange for outstanding shares of GE common stock, or (C) in one or more public or private sale transactions (including potentially through secondary transactions). Prior to the Spin-Off, we entered into a stockholder and registration rights agreement under which we agreed, upon the request of GE, to use our reasonable best efforts to effect a registration under applicable federal and state securities laws of any shares of our common stock retained by GE to facilitate GE’s disposition of our common stock. The sales of significant amounts of our common stock or the perception in the market that such sales might occur may decrease the market price of our common stock.

We evaluate whether to pay cash dividends on shares of our common stock from time to time, and the terms of our indebtedness may limit our ability to pay dividends on shares of our common stock.

We evaluate whether to pay cash dividends to our stockholders from time to time. The timing, declaration, amount, and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Our Board’s decisions regarding the payment of dividends will depend on consideration of many factors, such as our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, legal requirements, regulatory constraints, and other factors that our Board deems relevant.
There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends.

Holders of our common stock may be diluted due to equity issuances.
In the future, holders of our common stock may be diluted because of equity issuances for acquisitions, capital market transactions, or otherwise, including any equity awards that we will grant to our directors, officers, and employees. Our employees have stock-based awards that correspond to shares of our common stock after the Spin-Off as a result of the conversion of and/or adjustments to their GE stock-based awards. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. We also plan to issue additional stock-based awards, including annual awards, new hire awards and periodic retention awards, as applicable, to our directors, officers, and other employees under our employee benefits plans as part of our ongoing equity compensation program.

Certain provisions in our certificate of incorporation, bylaws, and Delaware law may discourage takeovers and limit the power of our stockholders.

Several provisions of our certificate of incorporation, bylaws, and Delaware law may discourage, delay or prevent a merger or acquisition. These include, among others, provisions that (i) establish advance notice requirements for stockholder nominations and proposals; (ii) limit the ability of stockholders to call special meetings or act by written consent; (iii) provide the Board the right to issue shares of preferred stock without stockholder approval; and (iv) provide for the ability of our directors, and not stockholders, to fill vacancies on the Board (including those resulting from an enlargement of the Board). In addition, we are subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which could have the effect of delaying or preventing a change of control that you may favor.

These and other provisions of our certificate of incorporation, bylaws, and Delaware law, as well as the restrictions in our Tax Matters Agreement, may discourage, delay, or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of GE HealthCare, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price. Our Board believes these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board and by providing the Board with more time to assess any acquisition proposal. These provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Board determines is not in our and our stockholders’ best interests.

Our certificate of incorporation provides that certain courts in the State of Delaware or the federal district courts of the United States will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent, or stockholder to us or our stockholders, any action asserting a claim arising pursuant to the DGCL, the certificate of incorporation, or the bylaws, or any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery within the State of Delaware lacks jurisdiction over such action, the action may be brought in another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then in the United States District Court for the District of Delaware. Additionally, our certificate of incorporation states that the foregoing provision will not apply to claims arising under the Securities Act. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our certificate of incorporation described above. The choice of forum provision may result in increased costs for investors to bring a claim. Further, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees, or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees, or stockholders. However, the enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings. If a court were to find the exclusive choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

GE HealthCare is a global organization with major centers in or near Chicago, Milwaukee, Paris, Bangalore, and Shanghai, and is headquartered in Chicago, Illinois. We own or lease a total of 336 facilities around the world excluding third-party logistics sites. We have 43 manufacturing facilities, of which 31 are owned and 12 are leased, inclusive of one facility that is part-owned and part-leased. We have 17 manufacturing facilities located in the United States and 26 located outside of the United States, including in China, India, Israel, Mexico, Brazil, Austria, Denmark, France, Germany, Ireland, the Netherlands, Norway, Sweden, Finland, South Korea, and Japan. Many of these facilities serve more than one business line and may be used for multiple purposes, such as administration, sales, research, manufacturing, warehousing, service, and distribution. We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3. LEGAL PROCEEDINGS

Information on material pending legal proceedings is incorporated herein by reference to the information set forth in Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” to the financial statements included elsewhere in this Annual Report on Form 10-K.

We are reporting the following environmental matter in compliance with SEC requirements to disclose environmental proceedings where a governmental authority is a party and that involve potential monetary sanctions of $300,000 or greater.

In July 2022, GE’s Healthcare business received a notice of intention to impose an administrative fine of approximately $0.6 million related to a December 2019 liquid hazardous waste event at our Rehovot, Israel site. The event involved clean room waste that spilled onto an unsealed floor, leading to an escape of a small amount of liquid to a third-party facility on a lower floor. The Israeli Ministry of Environmental Protection (“MEP”) concluded that the incident breached the site’s toxins permit. In accordance with local law, GE HealthCare has responded to MEP’s notice of fine challenging both the basis for, and level of, the fine. A decision from MEP is pending.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRINCIPAL MARKET

The principal market for GE HealthCare's common stock is The Nasdaq Stock Market LLC. A "when issued" trading market for GE HealthCare's common stock began on Nasdaq on December 16, 2022, and "regular way" trading of GE HealthCare's common stock began on January 4, 2023. Prior to December 16, 2022 there was no public market for GE HealthCare's common stock.

From January 4, 2023 through January 31, 2023, the highest sales price for GE HealthCare's common stock on Nasdaq was $73.95 per share, and the lowest sales price for GE HealthCare's common stock on Nasdaq was $53.50 per share.

SHAREHOLDERS

There were 207,717 shareholders of record of GE HealthCare common stock as of January 31, 2023.

DIVIDENDS

As an independent, publicly traded company, we will evaluate whether to pay cash dividends to our stockholders from time to time. The timing, declaration, amount, and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Our Board’s decisions regarding the payment of dividends will depend on consideration of many factors, such as our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, legal requirements, regulatory constraints, and other factors that our Board deems relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the combined financial statements and corresponding notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of GE HealthCare Technologies Inc. for the years ended December 31, 2022 and 2021. For additional information on the year ended December 31, 2020 and year-over-year comparisons to December 31, 2021, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-12B/A filed with the SEC on December 2, 2022. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A. Risk Factors." Actual results may differ materially from these expectations, see “Forward-Looking Statements.”

The following tables are presented in millions of U.S. dollars unless otherwise stated, except for per-share amounts which are presented in U.S. dollars.

BUSINESS OVERVIEW

OUR BUSINESS.

GE HealthCare Technologies Inc. is a leading global medical technology, pharmaceutical diagnostics, and digital solutions innovator. We generate revenues from the sale of medical devices, single-use and consumable products, service capabilities, and digital solutions. Our customers are healthcare providers and researchers, including public, private, and academic institutions. Our products, services, and solutions enable clinicians to make more informed decisions quickly and efficiently, improving patient care from diagnosis to therapy to monitoring. We sell our products through a combination of a global sales force and a network of channel partners, including distributors and other third parties. We are organized into four business segments that are aligned with the industries we serve: Imaging, Ultrasound, PCS, and PDx.

TRENDS AND FACTORS IMPACTING OUR PERFORMANCE

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in "Item 1A. Risk Factors."

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Manufacturing, Sourcing and Supply Chain Management
Our suppliers must provide us with quality products in substantial quantities, in compliance with regulatory requirements, at acceptable costs and on a timely basis. Competition for resources throughout the supply chain, such as production and transportation capacities, has increased over the course of the last two years. Trends affecting the supply chain include the impact of increasing prices of labor and raw materials as well as limitations on capacity and increased cost of shipping. In addition, the announcement or imposition of any new or increased tariffs, duties, or taxes could adversely affect our supply chain.

COVID-19 Pandemic
Factors related directly and indirectly to the COVID-19 pandemic have been impacting operations and financial performance at varying levels across our business: refer to the respective segment sections below for further details on specific COVID-19 impacts on results.

We continue to actively monitor the pandemic, attempt to take steps to identify and mitigate the adverse impacts and risks to the business, and take appropriate actions to promote the safety of our employees, customers, and other business partners, including, as required, by government authorities.

Russia and Ukraine Conflict
The implications related to Russia’s invasion of Ukraine, both short- and long-term, are difficult to predict. While we cannot estimate the broader impact of this conflict on our business due to the high degree of uncertainty related to the dynamic nature of these events and the numerous potentially destabilizing economic, political, and geopolitical developments stemming from this conflict, these two countries represent a small portion of our business. We had $143 million and $194 million of assets in or directly related to these two countries as of December 31, 2022, and December 31, 2021, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $395 million and $356 million from customers in these two countries for the years ended December 31, 2022, and December 31, 2021, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. The Board of Directors of GE oversaw and monitored those risks prior to the Spin-Off. Our Board assumed oversight of these risks upon completion of the Spin-Off and, with management, will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the U.S., European Union, and other countries preclude us from conducting business in Ukraine and Russia, as these sanctions provide for exemptions for medicines and medical devices. However, these constantly evolving measures and the geopolitical choices of some of our parts and logistics providers have made and will continue to make it more burdensome and costly to serve customers in Ukraine and Russia. We continue to monitor contract manufacturing activities for the local market. We have discontinued sales and services to all military customers in Russia and, based on the ongoing review of our remaining activities in Russia, we continue sales and services to private medical institutions and certain government customers in Russia, such as government-owned hospitals, in accordance with applicable sanctions. With the current uncertainty in Russia and Ukraine and to ensure continuity of supply of our products and services to our customers, we are closely monitoring the performance of our suppliers and sub-tier suppliers. In addition, we are monitoring the impact of the potential Russian oil supply and energy interruptions in Europe on the capacity of our facilities and of our suppliers. To mitigate these risks, we are utilizing strategic inventory of materials and finished goods and additional sources of supply.

Seasonality
Our revenues and operating profits vary from quarter to quarter. Revenues in the fourth quarter have historically been higher than in other quarters due to the spending patterns of our customers. In addition, Cash provided from operating activities is typically higher in the fourth quarter sequentially as inventories are lower as a result of higher revenues.

TRANSITION TO STAND-ALONE COMPANY.

Relationship with GE
GE Healthcare Holding LLC was formed as a Delaware limited liability corporation on May 16, 2022 for the purpose of receiving, pursuant to a reorganization, all of the assets of GE's Healthcare business. On December 29, 2022, GE Healthcare Holding LLC converted into a Delaware corporation pursuant to a statutory conversion and was renamed GE HealthCare Technologies Inc. On January 3, 2023, GE distributed shares representing approximately 80.1% of GE HealthCare Technologies Inc.’s outstanding common stock to holders of record of GE’s common stock as of the close of business on December 16, 2022 (the "Distribution"), in a Spin-Off that is tax-free for U.S. federal tax purposes. The Spin-Off was subject to receipt of a private letter ruling, received November 1, 2022, from the tax authorities to the effect that the Distribution and certain related transactions will qualify as tax-free to GE and its stockholders under Sections 355 and 368 of the Code. Following the Distribution, GE HealthCare Technologies Inc. became an independent, publicly traded company. For additional information, see Note 1, "Organization and Basis of Presentation" and Note 19, "Subsequent Events" to our combined financial statements.

GE HealthCare utilized allocations and carve-out methodologies through the date of the Spin-Off to prepare historical combined financial statements. The combined financial statements herein for periods prior to the Spin-Off may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us, and may not reflect our results of operations, financial position, and cash flows had we been a separate, stand-alone company during the historical periods presented. For additional information, see Note 1, "Organization and Basis of Presentation" to our combined financial statements.

Historically, we have relied on GE to manage certain aspects of our operations and provide us certain services, the costs of which have historically been either allocated or directly billed to us. Historical costs for such services may not necessarily reflect the actual expenses we would have incurred, or will incur, as an independent company. In connection with the Spin-Off, we entered into the Separation and Distribution Agreement with GE as well as other agreements with GE, including a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement and Intellectual Property Cross License Agreements, as described in "Item 13. Certain Relationships and Related Transactions, and Director Independence." We generally expect to be able to utilize GE’s services for a transitional period following the Spin-Off before we replace these services over time with services supplied either internally or by third parties. The expenses for the services we will receive from GE initially and then internally or by third parties may vary from the historical costs directly billed and allocated to us for the same services. We will face challenges as we transition to becoming a stand-alone public company, including the establishment of new functions that were previously provided by GE. Addressing the needs that arise from becoming a stand-alone company will require significant resources, including time and attention from our senior management and others throughout the Company. We will continue to monitor potential separation dis-synergies, as we may lose the benefit of the scale and buying power of GE, and we anticipate incurring one-time costs associated with creating our own capabilities.

Stand-Alone Company Expenses
As a result of the Spin-Off, we are subject to the requirements of the federal and state securities laws and stock exchange requirements. We have begun to establish additional procedures and practices as a stand-alone public company. As a result, we have started to and will continue to incur additional costs related to external reporting, internal audit, treasury, investor relations, Board of Directors and officers, and stock administration.

Pension and Other Benefit-Related Liabilities
In connection with the Spin-Off, on January 1, 2023 GE transferred certain plan liabilities and assets to GE HealthCare. The amounts related to the plans assumed by GE HealthCare on January 1, 2023, in addition to the existing GE HealthCare plans, are shown in the table below.

	Projected benefit obligations	Fair value of plan assets	Funded status - surplus (deficit)
GE HealthCare Pension Plan	$15,968	$14,860	$(1,108)
GE HealthCare Supplementary Pension Plan	2,032	—	(2,032)
Other Pension Plans	3,743	4,048	305
Retiree Benefit Plans	1,210	—	(1,210)
Total transferred plans	22,953	18,908	(4,045)
Plans sponsored by GE HealthCare(a)	703	425	(278)
Total	$23,656	$19,333	$(4,323)
(a) Refer to Note 10, "Postretirement Benefit Plans" to our combined financial statements for more details.

We have qualified plans that are subject to regulatory funding and non-qualified plans which are funded by the Company as benefits are due. Based on our current assumptions, we do not anticipate having to make additional required contributions to the GE HealthCare Pension Plan in the near future. We expect to pay approximately $141 million for benefit payments under our GE HealthCare Supplementary Pension Plan and approximately $54 million for benefit payments for other pension plans transferred in connection with the Spin-Off from GE in 2023. We fund retiree health benefits on a pay-as-you-go basis. We expect to pay approximately $146 million in 2023 to fund such benefits. In 2023, we expect to contribute approximately $19 million to our existing plans sponsored by GE HealthCare. For additional detail regarding our pension policy and significant pension plans, please see the “Critical Accounting Estimates” section below and see Note 10, “Postretirement Benefit Plans” to the combined financial statements.

Compensation
We expect to institute competitive compensation policies and programs as an independent public company. The expense for these policies and programs will increase from the compensation expense allocated by GE in our combined financial statements and related notes, driven primarily by higher cash and stock compensation to retain employees and align more closely with industry peers.

SUMMARY OF KEY PERFORMANCE MEASURES

Management reviews and analyzes several key performance measures including Total revenues, Remaining Performance Obligations (“RPO”), Operating income, Net income attributable to GE HealthCare, Earnings per share - continuing operations, and Cash flow from operations. Management also reviews and analyzes Organic revenue*, Adjusted Earnings Before Interest and Taxes (Adjusted EBIT*), Adjusted net income*, Adjusted earnings per share*, and Free cash flow*, which are non-GAAP financial measures. These measures are reviewed and analyzed in order to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions, including those discussed below. The non-GAAP financial measures should be considered along with the most directly comparable U.S. GAAP financial measures. Definitions of these non-GAAP financial measures, a discussion of why we believe they are useful to management and investors as well as certain of their limitations, and reconciliations to their most directly comparable U.S. GAAP financial measures are provided below under “Non-GAAP Financial Measures.”

Total Revenues
	For the years ended December 31
	2022	2021	% change	% organic* change
Total revenues	$18,341	$17,585	4%	7%

Total revenues were $18,341 million for the year ended December 31, 2022, an increase of $756 million, or 4% as reported and 7% organically* from the year ended December 31, 2021, primarily driven by increases in Imaging and Ultrasound revenues. See "Total revenues" section below for further information.

Remaining Performance Obligations
	As of December 31
	2022	2021	% change
Products	$4,992	$4,543	10%
Services	9,351	10,028	(7)%
Total RPO	$14,343	$14,571	(2)%

RPO represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. RPO as of December 31, 2022 decreased 2% to $14,343 million from December 31, 2021, primarily due to the timing of multi-year service contract renewals in the U.S., partially offset by an increase in product orders in the U.S., China, and Europe.

Business Performance
	For the years ended December 31
	2022	2021	% change
Operating income	$2,522	$2,795	(10)%
Net income attributable to GE HealthCare	1,916	2,247	(15)%
Adjusted EBIT*	2,861	3,172	(10)%
Adjusted net income*	2,103	2,347	(10)%

____________________
*Non-GAAP Financial Measure

Operating income was $2,522 million for the year ended December 31, 2022, a decrease of $273 million or 10% from the year ended December 31, 2021. Net income attributable to GE HealthCare was $1,916 million for the year ended December 31, 2022, a decrease of $331 million or 15% from the year ended December 31, 2021. This was mainly attributable to inflationary cost pressures and planned increases in Research and development and commercial investments, partially offset by an increase in Total revenues.

Adjusted EBIT* was $2,861 million for the year ended December 31, 2022, a decrease of $311 million or 10% from the year ended December 31, 2021. Adjusted net income* was $2,103 million for the year ended December 31, 2022, a decrease of $244 million or 10% from the year ended December 31, 2021. This was mainly attributable to a decrease in Operating income. See “Operating income, Net Income Attributable to GE HealthCare, Adjusted EBIT*, and Adjusted Net Income*” below for further information.

Cash Flow
	For the years ended December 31
	2022	2021	% change
Cash from (used for) operating activities – continuing operations	$2,134	$1,607	33%
Free cash flow*	1,828	2,827	(35)%

Cash generated from operating activities – continuing operations was $2,134 million for the year ended December 31, 2022, an increase of $527 million or 33% from the year ended December 31, 2021. Cash generated in the year ended December 31, 2022 was higher as compared to the year ended December 31, 2021, primarily driven by $1,453 million lower impact from the discontinuation of factoring programs in 2021 and an increase in accounts payable partially offset by an increase in receivables excluding the impact of factoring programs, a decrease in Net income from continuing operations, and higher cash taxes paid mainly due to mandatory capitalization of research and development costs under the Tax Cuts and Jobs Act (“TCJA”) beginning in 2022.

Free cash flow* was $1,828 million for the year ended December 31, 2022, a decrease of $999 million or 35% from the year ended December 31, 2021, primarily driven by an increase in receivables excluding the impact of factoring programs, a decrease in Net income from continuing operations, and higher cash taxes paid mainly due to mandatory capitalization of research and development costs under the TCJA beginning in 2022.

____________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented:

Combined Statements of Income
	For the years ended December 31
	2022	2021
Sales of products	$12,044	$11,165
Sales of services	6,297	6,420
Total revenues	18,341	17,585
Cost of products	7,975	7,196
Cost of services	3,187	3,215
Gross profit	7,179	7,174
Selling, general, and administrative	3,631	3,563
Research and development	1,026	816
Total operating expenses	4,657	4,379
Operating income	2,522	2,795
Interest and other financial charges—net	77	40
Non-operating benefit (income) costs	(5)	3
Other (income) expense—net	(62)	(123)
Income from continuing operations before income taxes	2,512	2,875
Benefit (provision) for income taxes	(563)	(600)
Net income from continuing operations	1,949	2,275
Income (loss) from discontinued operations, net of taxes	18	18
Net income	1,967	2,293
Net (income) loss attributable to noncontrolling interests.	(51)	(46)
Net income attributable to GE HealthCare	$1,916	$2,247

Per share data:
Basic and diluted earnings per share – continuing operations(a)	$4.18	$4.91
Basic and diluted earnings per share – discontinued operations(a)	$0.04	$0.04
(a)On January 3, 2023, there were approximately 454 million shares of GE HealthCare common stock outstanding, including the 19.9% interest in our outstanding shares of common stock retained by GE following the Distribution. The computation of basic and diluted earnings per common share for all periods through December 31, 2022 was calculated using this same number of common shares outstanding since no GE HealthCare equity awards were outstanding as of the Distribution Date and is net of Net (income) loss attributable to noncontrolling interest which is fully associated with continuing operations.

TOTAL REVENUES.

Revenues by Segment
	For the years ended December 31
	2022	2021	% change	% organic* change
Segment revenues
Imaging	$9,985	$9,433	6%	10%
Ultrasound	3,422	3,172	8	6
PCS	2,916	2,915	0	3
PDx	1,958	2,018	(3)	2
Other(a)	60	47
Total revenues	$18,341	$17,585	4%	7%
(a)Financial information not presented within the reportable segments, shown within the Other category, represents the HealthCare Financial Services (“HFS”) business which does not meet the definition of an operating segment.

____________________
*Non-GAAP Financial Measure

Revenues by Region
	For the years ended December 31
	2022	2021	% change
USCAN(a)	$8,130	$7,373	10%
EMEA	4,684	4,535	3
China region(b)	2,531	2,690	(6)
Rest of World	2,996	2,987	0
Total revenues	$18,341	$17,585	4%
(a)Includes revenue from the United States and Canada.
(b)Includes revenue from China, Taiwan, Mongolia, and Hong Kong.

For the year ended December 31, 2022

Total revenues were $18,341 million for the year ended December 31, 2022, growing 4% or $756 million as reported and 7% organically*. The reported growth was due to Sales of products growing 8% or $879 million, primarily driven by increases in Imaging and Ultrasound revenues. Sales of services decreased 2% or $123 million, primarily driven by unfavorable foreign currency impacts.

The segment revenues performance were as follows:

•Imaging segment revenues were $9,985 million for the year ended December 31, 2022, growing 6% or $552 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 10% primarily due to growth in MR and MI/CT product lines due to new product introductions as well as supply chain fulfillment improvements;
•Ultrasound segment revenues were $3,422 million for the year ended December 31, 2022, growing 8% or $250 million as reported due to the acquisition of BK Medical and an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 6% primarily due to growth in Radiology and Primary Care and Women’s Health product lines due to new product introductions and increased pricing of our products, in part to offset inflation;
•PCS segment revenues were $2,916 million for the year ended December 31, 2022, flat versus the prior year as reported due to an increase in Organic revenue*, offset by unfavorable foreign currency impacts. Organic revenue* grew 3% primarily due to growth in Anesthesia and Maternal Infant Care product lines, partially offset by a decrease in COVID-19 related ventilator volume; and
•PDx segment revenues were $1,958 million for the year ended December 31, 2022, decreasing 3% or $60 million as reported due to unfavorable foreign currency impacts, partially offset by an increase in Organic revenue*. Organic revenue* grew 2% primarily due to growth in sales volume of our products, partially offset by China related impacts.

The regional revenues performance were as follows:

•USCAN revenues were $8,130 million for the year ended December 31, 2022, growing 10% or $757 million as reported due to growth across all segments as well as the acquisition of BK Medical within Ultrasound;
•EMEA revenues were $4,684 million for the year ended December 31, 2022, growing 3% or $149 million as reported due to growth in Imaging revenues and the acquisition of BK Medical within Ultrasound, partially offset by unfavorable foreign currency impacts;
•China region revenues were $2,531 million for the year ended December 31, 2022, decreasing 6% or $159 million as reported due to a decrease of PDx and Imaging revenues primarily due to the impact of COVID-19 driven disruptions and unfavorable foreign currency impacts; and
•Rest of World revenues were $2,996 million for the year ended December 31, 2022, flat versus the prior year as reported due to growth in Imaging and Ultrasound revenues, partially offset by unfavorable foreign currency impacts and a decrease in PCS revenues primarily due to the impact of COVID-19 driven disruptions.

____________________
*Non-GAAP Financial Measure

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the years ended December 31
	2022	% of Total revenues	2021	% of Total revenues	% change
Operating income	$2,522	13.8%	$2,795	15.9%	(10)%
Net income attributable to GE HealthCare	1,916	10.4%	2,247	12.8%	(15)%
Adjusted EBIT*	2,861	15.6%	3,172	18.0%	(10)%
Adjusted net income*	2,103	11.5%	2,347	13.3%	(10)%
For the year ended December 31, 2022

Operating income was $2,522 million for the year ended December 31, 2022, a decrease of $273 million or 210 basis points as a percentage of Total revenues due to the $756 million increase in Total revenues being more than offset by the following factors:

•Cost of products sold increased $779 million or 170 basis points as a percent of Sales of products. The increase as a percent of sales was driven by cost inflation in material and logistics, partially offset by an increase in pricing of our products and cost productivity benefits from engineering design improvements. Cost of services sold decreased $28 million but increased 50 basis points as a percent of Sales of services. The increase as a percent of sales was driven by cost inflation in materials and labor, partially offset by cost productivity initiatives and an increase in pricing of our service offerings. Included in our total cost of revenue for the year ended December 31, 2022, as part of our product investment, was $429 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $386 million for the year ended December 31, 2021; and
•Total operating expenses increased $278 million due to an increase in planned Research and development ("R&D") investments of $210 million and an increase in Selling, general, and administrative ("SG&A") expense of $68 million due to increased investment in commercial teams and marketing programs partially offset by a benefit from the remeasurement of contingent consideration related to acquisitions. As a result, R&D as a percentage of Total revenues increased by 100 basis points and SG&A as a percentage of Total revenues decreased by 50 basis points.

Net income attributable to GE HealthCare was $1,916 million for the year ended December 31, 2022, a decrease of $331 million primarily due to the following factors:

•Operating income decreased $273 million, as discussed above;
•Other (income) expense – net decreased $61 million in 2022 primarily due to investment revaluations on equity investments;
•Interest and other financial charges – net increased $37 million in 2022 primarily due to interest expense on the debt securities issued by GE HealthCare in November of 2022; and
•The decrease in net income was partially offset by a decrease in Provision for income taxes of $37 million primarily due to lower income before taxes and geographical mix of earnings. For additional detail regarding our income taxes, please see “Critical Accounting Estimates” below and Note 11, “Income Taxes” to the combined financial statements.

Adjusted EBIT* and Adjusted EBIT margin* were $2,861 million and 15.6% for the year ended December 31, 2022, a decrease of $311 million and 240 basis points, respectively, primarily due to a decrease in Operating income and a decrease in Other (income) expense – net as discussed above.

Adjusted net income* was $2,103 million for the year ended December 31, 2022, a decrease of $244 million due to a decrease in Operating income and higher Interest and other financial charges – net, partially offset by lower Provision for income taxes as discussed above.

EARNINGS PER SHARE AND ADJUSTED EARNINGS PER SHARE*.

On January 3, 2023, there were approximately 454 million shares of GE HealthCare common stock outstanding, including the 19.9% interest in our outstanding shares of common stock retained by GE following the Distribution. The computation of basic and diluted earnings per common share for all periods through December 31, 2022 was calculated using this same number of common shares outstanding since no GE HealthCare equity awards were outstanding as of the Distribution Date and is net of Net (income) loss attributable to noncontrolling interest which is fully associated with continuing operations.

____________________
*Non-GAAP Financial Measure

Earnings per Share and Adjusted Earnings per Share*
	For the years ended December 31
	2022	2021	$ change
Per share data:
Basic and diluted earnings per share – continuing operations	$4.18	$4.91	$(0.73)
Adjusted basic and diluted earnings per share*	4.63	5.17	(0.54)

For the year ended December 31, 2022

Basic and diluted earnings per share - continuing operations was $4.18 for the year ended December 31, 2022, a decrease of $0.73 primarily due to a decrease of $331 million in Net income attributable to GE HealthCare as discussed above.

Adjusted basic and diluted earnings per share* was $4.63 for the year ended December 31, 2022, a decrease of $0.54 due to a decrease of $244 million in Adjusted net income* as discussed above.

RESULTS OF OPERATIONS – SEGMENTS

We report our business in four reportable segments (Imaging, Ultrasound, PCS, and PDx) and we evaluate their operating performance using revenue and Segment EBIT. We exclude from Segment EBIT certain corporate-related expenses and certain transactions or adjustments that our Chief Operating Decision Maker (which is our Chief Executive Officer) considers to be non-operational, such as interest expenses, income tax expenses, restructuring costs, acquisition and disposition related charges (benefits), Spin-Off and separation costs, Non-operating benefit (income) costs, gain/loss of business dispositions/divestments, amortization of acquisition-related intangible assets, Net (income) loss attributable to noncontrolling interests, Income (loss) from discontinued operations, net of taxes, and investment revaluation gain/loss. See “Results of Operations” section above for discussion on the performance of segments on revenue.

Segment EBIT
	For the years ended December 31
	2022	% of segment revenues	2021	% of segment revenues	% change
Segment EBIT
Imaging	$1,100	11.0%	$1,240	13.1%	(11)%
Ultrasound	908	26.5%	885	27.9%	3%
PCS	341	11.7%	356	12.2%	(4)%
PDx	520	26.6%	693	34.3%	(25)%
Other(a)	(8)		(2)
	$2,861		$3,172		(10)%
(a)Financial information not presented within the reportable segments, shown within the Other category, represents the HFS business and certain other investments which do not meet the definition of an operating segment.
For the year ended December 31, 2022

•Imaging Segment EBIT was $1,100 million for the year ended December 31, 2022, a decrease of $140 million due to cost inflation as well as planned R&D and commercial investments, partially offset by a growth in sales volume and an increase in pricing of our products, in part to offset inflation;
•Ultrasound Segment EBIT was $908 million for the year ended December 31, 2022, an increase of $23 million due to an increase in pricing of our products, in part to offset inflation, and growth in sales volume supported by new product introductions, partially offset by planned R&D and commercial investments and cost inflation;
•PCS Segment EBIT was $341 million for the year ended December 31, 2022, a decrease of $15 million due to cost inflation as well as planned R&D investments, partially offset by an increase in pricing of our products, in part to offset inflation; and
•PDx Segment EBIT was $520 million for the year ended December 31, 2022, a decrease of $173 million due to China-related impacts and cost inflation, partially offset by a growth in sales volume.

____________________
*Non-GAAP Financial Measure

NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures presented in this Annual Report on Form 10-K are supplemental measures of our performance and our liquidity that we believe help investors understand our financial condition, cash flows and operating results, and assess our future prospects. We believe that presenting these non-GAAP financial measures, in addition to the corresponding U.S. GAAP financial measures, are important supplemental measures that exclude non-cash or other items that may not be indicative of or are unrelated to our core operating results and the overall health of our company. We believe that these non-GAAP financial measures provide investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes of management.” We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. When read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for financial, operational, and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry.

The non-GAAP financial measures we report include:
Organic revenue and Organic revenue growth rate
We believe that Organic revenue and Organic revenue growth rate, by excluding the effect of acquisitions, dispositions, and foreign currency rate fluctuations, provide management and investors with additional understanding of our core, top-line operating results and greater visibility into underlying revenue trends of our established, ongoing operations. Organic revenue and Organic revenue growth rate also provide greater insight regarding the overall demand for our products and services.

Adjusted EBIT and Adjusted EBIT margin
We believe Adjusted EBIT and Adjusted EBIT margin provide management and investors with additional understanding of our business by highlighting the results from ongoing operations and the underlying profitability factors. These metrics exclude interest expense, interest income, non-operating benefit (income) costs, and tax expense, as well as unique and/or non-cash items, that can have a material impact on our results. In addition, we may from time to time consider excluding other nonrecurring items to enhance comparability between periods. We believe this provides additional insight into how our businesses are performing, on a normalized basis. However, Adjusted EBIT and Adjusted EBIT margin should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Adjusted net income
We believe Adjusted net income provides investors with improved comparability of underlying operating results and a further understanding and additional transparency regarding how we evaluate our business. Adjusted net income also provides management and investors with additional perspective regarding the impact of certain significant items on our earnings. Adjusted net income excludes non-operating benefit (income) costs, certain tax expense adjustments, and unique and/or non-cash items, that can have a material impact on our results. In addition, we may from time to time consider excluding other nonrecurring items to enhance comparability between periods. However, Adjusted net income should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Adjusted earnings per share
We believe Adjusted earnings per share provides investors with improved comparability of underlying operating results and a further understanding and additional transparency regarding how we evaluate our business. Adjusted earnings per share also provides management and investors with additional perspective regarding the impact of certain significant items on our per share earnings. Adjusted earnings per share excludes non-operating benefit (income) costs, certain tax expense adjustments, and unique and/or non-cash items, that can have a material impact on our results. In addition, we may from time to time consider excluding other nonrecurring items to enhance comparability between periods. However, Adjusted earnings per share should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Free cash flow
We believe that Free cash flow provides management and investors with an important measure of our ability to generate cash on a normalized basis. Free cash flow also provides insight into our flexibility to allocate capital, including reinvesting in the Company for future growth, paying down debt, paying dividends, and pursuing other opportunities that may enhance stockholder value. Free cash flow is Cash from (used for) operating activities - continuing operations including cash flows related to the additions and dispositions of PP&E and internal-use software as well as the impact of discontinued factoring programs. The cash flow from operating activity impacted by factoring programs, discontinued in 2021, represents the cash that we would have otherwise collected in the period had customer receivables not been previously sold to GE in those discontinued programs. We believe investors may find it useful to compare Free cash flow performance without the effects of the factoring program discontinuation. Our historical Free cash flow includes interest expense associated with the internal and external factoring of current receivables and other financial charges. Interest expense associated with external debt that was historically held by GE is not recognized in the combined financial statements and related notes. Additionally, Free cash flow does not represent residual cash flows available for discretionary expenditures, due to the fact the measures do not deduct the payments required for debt repayments.

Non-GAAP Reconciliations
Management recognizes that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with U.S. GAAP. Readers should review the reconciliations below and should not rely on any single financial measure to evaluate our business. The reconciliations of each non-GAAP financial measure to the most directly comparable U.S. GAAP financial measure are provided below.

Organic Revenue*	For the years ended December 31
	2022	2021	% change
Imaging revenues	$9,985	$9,433	6%
Less: Acquisitions(a)	—	—
Less: Dispositions(b)	—	—
Less: Foreign currency exchange	(413)	—
Imaging organic revenue*	$10,398	$9,433	10%
Ultrasound revenues	$3,422	$3,172	8%
Less: Acquisitions(a)	237	—
Less: Dispositions(b)	—	—
Less: Foreign currency exchange	(182)	—
Ultrasound organic revenue*	$3,367	$3,172	6%
PCS revenues	$2,916	$2,915	—%
Less: Acquisitions(a)	—	—
Less: Dispositions(b)	—	—
Less: Foreign currency exchange	(73)	—
PCS organic revenue*	$2,989	$2,915	3%
PDx revenues	$1,958	$2,018	(3)%
Less: Acquisitions(a)	2	—
Less: Dispositions(b)	—	—
Less: Foreign currency exchange	(100)	—
PDx organic revenue*	$2,056	$2,018	2%
Other revenues	$60	$47	28%
Less: Acquisitions(a)	—	—
Less: Dispositions(b)	—	—
Less: Foreign currency exchange	(3)	—
Other organic revenue*	$63	$47	34%
Total revenues	$18,341	$17,585	4%
Less: Acquisitions(a)	239	—
Less: Dispositions(b)	—	—
Less: Foreign currency exchange	(771)	—
Organic revenue*	$18,873	$17,585	7%
(a)Represents revenues attributable to acquisitions from the date we completed the transaction through the end of four quarters following the transaction.
(b)Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

____________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the years ended December 31
	2022	2021	% change
Net income attributable to GE HealthCare	$1,916	$2,247	(15)%
Add: Interest and other financial charges - net	77	40
Add: Non-operating benefit (income) costs	(5)	3
Less: Benefit (provision) for income taxes	(563)	(600)
Less: Income (loss) from discontinued operations, net of taxes	18	18
Less: Net (income) loss attributable to noncontrolling interests	(51)	(46)
EBIT*	$2,584	$2,918	(11)%
Add: Restructuring costs(a)	146	155
Add: Acquisition and disposition related charges (benefits)(b)	(34)	14
Add: Spin-Off and separation costs(c)	14	—
Add: (Gain)/loss of business dispositions/divestments(d)	(1)	(2)
Add: Amortization of acquisition-related intangible assets	121	90
Add: Investment revaluation (gain)/loss(e)	31	(3)
Adjusted EBIT*	$2,861	$3,172	(10)%
Net income margin	10.4%	12.8%	(240) bps
Adjusted EBIT margin*	15.6%	18.0%	(240) bps
(a)Consists of severance, facility closures, and other charges associated with historical restructuring programs.
(b)Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(c)Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, and other one-time costs.
(d)Consists of gains and losses resulting from the sale of assets and investments.
(e)Primarily relates to valuation adjustments for equity investments.

Adjusted Net Income*	For the years ended December 31
	2022	2021	% change
Net income attributable to GE HealthCare	$1,916	$2,247	(15)%
Add: Non-operating benefit (income) costs	(5)	3
Add: Restructuring costs(a)	146	155
Add: Acquisition and disposition related charges (benefits)(b)	(34)	14
Add: Spin-Off and separation costs(c)	14	—
Add: (Gain)/loss of business dispositions/divestments(d)	(1)	(2)
Add: Amortization of acquisition-related intangible assets	121	90
Add: Investment revaluation (gain)/loss(e)	31	(3)
Add: Tax effect of reconciling items	(67)	(62)
Less: Certain tax adjustments(f)	—	77
Less: Income (loss) from discontinued operations, net of taxes	18	18
Adjusted net income*	$2,103	$2,347	(10)%
(a)Consists of severance, facility closures, and other charges associated with historical restructuring programs.
(b)Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(c)Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, and other one-time costs.
(d)Consists of gains and losses resulting from the sale of assets and investments.
(e)Primarily relates to valuation adjustments for equity investments.
(f)Consists of certain income tax adjustments, such as the impact of tax legislation and the establishment or reversal of significant deferred tax asset valuation allowances.

____________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the years ended December 31
	2022	2021	$ change
Basic and diluted earnings per share – continuing operations	$4.18	$4.91	$(0.73)
Add: Non-operating benefit (income) costs	(0.01)	0.01
Add: Restructuring costs(a)	0.32	0.34
Add: Acquisition and disposition related charges (benefits)(b)	(0.07)	0.03
Add: Spin-Off and separation costs(c)	0.03	—
Add: (Gain)/loss of business dispositions/divestments(d)	(0.00)	(0.00)
Add: Amortization of acquisition-related intangible assets	0.27	0.20
Add: Investment revaluation (gain)/loss(e)	0.07	(0.01)
Add: Tax effect of reconciling items	(0.15)	(0.14)
Less: Certain tax adjustments(f)	—	0.17
Adjusted basic and diluted earnings per share*(g)	$4.63	$5.17	$(0.54)
(a)Consists of severance, facility closures, and other charges associated with historical restructuring programs.
(b)Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(c)Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, and other one-time costs.
(d)Consists of gains and losses resulting from the sale of assets and investments.
(e)Primarily relates to valuation adjustments for equity investments.
(f)Consists of certain income tax adjustments, such as the impact of tax legislation and the establishment or reversal of significant deferred tax asset valuation allowances.
(g)Adjusted earnings per share* amounts are computed independently, thus, the sum of per-share amounts may not equal the total.

Free Cash Flow*	For the years ended December 31
	2022	2021	% change
Cash from (used for) operating activities – continuing operations	$2,134	$1,607	33%
Add: Additions to PP&E and internal-use software	(310)	(248)
Add: Dispositions of PP&E	4	15
Add: Impact of discontinued factoring programs(a)	—	1,453
Free cash flow*	$1,828	$2,827	(35)%
(a) Adjustment to present net cash flows from operating activities from continuing operations had we not factored receivables with GE’s Working Capital Solutions (“WCS”). Factoring of receivables with WCS was discontinued by the end of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our business has generated positive cash flows from operating activities from continuing operations. A significant majority of such cash flows were transferred to GE. We participated in GE’s cash pooling arrangements to manage liquidity and fund operations, the effect of which is presented as net parent investment in our combined financial statements included elsewhere in this Annual Report on Form 10-K.

Upon completion of the Spin-Off, we ceased participation in GE cash pooling arrangements and our Cash, cash equivalents, and restricted cash are held and used solely for our own ongoing operations and commitments. Our capital structure, long-term commitments, and sources of liquidity will change significantly from our historical practices. For additional detail regarding changes to our capital structure, see “Debt and Credit Facilities” section below.

We believe our cash on hand, cash generated from operating activities, and other sources of liquidity discussed in detail below will be sufficient to meet the needs of our current and planned operations for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

____________________
*Non-GAAP Financial Measure

Cash Flow
	For the years ended December 31
	2022	2021
Cash from (used for) operating activities – continuing operations	$2,134	$1,607
Cash from (used for) investing activities – continuing operations	(398)	(1,761)
Cash from (used for) financing activities – continuing operations	(822)	(263)
Free cash flow*	1,828	2,827

Operating Activities
Cash generated from operating activities from continuing operations was $2,134 million and $1,607 million in the years ended December 31, 2022 and 2021, respectively.

Cash generated from operating activities in the year ended December 31, 2022, included Net income from continuing operations of $1,949 million, non-cash charges for depreciation and amortization of $633 million, and $448 million outflow from changes in assets and liabilities, primarily driven by an increase in inventory mainly due to inventory build to meet demand for 2023, higher cash taxes paid mainly due to mandatory capitalization of research and development costs under the TCJA beginning in 2022, and an increase in receivables, partially offset by an increase in accounts payable.

Cash generated from operating activities in the year ended December 31, 2021 included Net income from continuing operations of $2,275 million, non-cash charges for depreciation and amortization of $625 million, and $1,293 million outflow from changes in assets and liabilities, primarily driven by a $1,453 million impact from the discontinuation of factoring programs in 2021, and an increase in inventory due to supply chain constraints, partially offset by an increase in accounts payable and a decrease in current receivables excluding the effect of discontinuation of factoring programs.

Investing Activities
Cash used for investing activities from continuing operations was $398 million and $1,761 million in the years ended December 31, 2022 and 2021, respectively.

Cash used for investing activities in the year ended December 31, 2022, included additions to PP&E of $310 million related primarily to new product introductions and manufacturing capacity expansion, and other investments of $92 million partially offset by dispositions of PP&E of $4 million. The cash invested in other investments was primarily related to the following investments:
•On July 20, 2022, we made an investment in AliveCor. AliveCor is a medical device and AI company producing ECG hardware and software for consumer mobile devices. AliveCor’s mission is to save lives and transform cardiology by delivering intelligent, highly personalized heart data to clinicians and patients anytime, anywhere.
•On June 21, 2022, we made an investment in Pulsenmore, taking a step forward in further enabling precision care. Pulsenmore’s innovative handheld tele-ultrasound device docks with a smartphone, allowing expectant mothers to perform clinician-led ultrasound scans at home and receive remote clinical feedback from healthcare professionals.

Cash used for investing activities in the year ended December 31, 2021, included net cash payments of $1,481 million for purchase of businesses, and additions to PP&E and internal-use software of $248 million related primarily to new product introductions and manufacturing capacity expansion, partially offset by dispositions of PP&E of $15 million. The cash invested in purchase of businesses pertained to the following acquisitions:
•On December 21, 2021, we acquired BK Medical, a leader in advanced surgical visualization. The acquisition of BK Medical supports our Ultrasound segment’s expansion from diagnostics into surgical and therapeutic interventions. BK Medical is a highly complementary addition to Ultrasound’s business operations representing another example in delivering precision care; and
•On May 5, 2021, we acquired Zionexa, a leading innovator of in vivo oncology and neurology biomarkers that help enable more personalized healthcare. This acquisition demonstrates GE HealthCare’s commitment to its precision care vision and builds additional pipelines of oncology and neurology tracers to help physicians personalize treatment.

Financing Activities
Cash used for financing activities from continuing operations was $822 million and $263 million in the years ended December 31, 2022 and 2021, respectively. Cash used for financing activities included $8,934 million and $238 million of transfers to parent in the years ended December 31, 2022 and 2021, respectively partially offset by newly issued debt of $8,198 million and $5 million in the years ended December 31, 2022 and 2021, respectively.

____________________
*Non-GAAP Financial Measure

Free cash flow*
Free cash flow* was $1,828 million and $2,827 million in the years ended December 31, 2022 and 2021, respectively. Free cash flow* decreased $999 million primarily due to an increase in receivables excluding the impact of factoring programs, a decrease in Net income from continuing operations, and higher cash taxes paid mainly due to mandatory capitalization of research and development costs under the TCJA beginning in 2022.

Capital Expenditures
Cash used for capital expenditures was $310 million and $248 million for the years ended December 31, 2022 and 2021, respectively. Capital expenditures were primarily for manufacturing capacity expansion, equipment and tooling for new and existing products, purchased software, and internal-use software development.

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. Information regarding our obligations under lease, debt, and purchase arrangements are provided in Note 7, "Leases," Note 9, “Borrowings,” and Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies,” respectively, to the combined financial statements contained elsewhere in this Annual Report on Form 10-K. Additionally, we have material cash requirements related to our pension obligations as described in Note 10, “Postretirement Benefit Plans,” to the combined financial statements.

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt will be supported by cash flows from our operations. As of December 31, 2022, we had $8,249 million of total debt compared to $37 million as of December 31, 2021.

The increase in our total debt as of December 31, 2022 was driven by the issuance of $8,250 million of senior notes, issued on November 22, 2022. The issuance included the following unsecured senior notes: $1,000 million of 5.550% senior notes due 2024, $1,500 million of 5.600% senior notes due 2025, $1,750 million of 5.650% senior notes due 2027, $1,250 million of 5.857% senior notes due 2030, $1,750 million of 5.905% senior notes due 2032 and $1,000 million of 6.377% senior notes due 2052 (collectively, the “Notes”). In addition, the Company entered into certain Euro to U.S. dollar cross currency interest rate swap arrangements with a notional amount of $2,132 million as of December 31, 2022 and maturities ranging from 2024 to 2025.

Of the $8,250 million of senior notes, $4,000 million of the indebtedness was issued directly to GE and net cash proceeds of $4,221 million from the remaining indebtedness issued to third parties was distributed to GE. GE exchanged the $4,000 million of indebtedness with third parties prior to December 31, 2022. As of December 31, 2022, all of the Notes were held by third parties.

On November 4, 2022, GE HealthCare entered into: (i) a five-year senior unsecured revolving credit facility (the “5-Year Revolving Credit Facility”) in an aggregate committed amount of $2,500 million; (ii) a 364-day senior unsecured revolving facility (the “364-Day Revolving Credit Facility” and, together with the 5-Year Revolving Credit Facility, the “Revolving Credit Facilities”) in an aggregate committed amount of $1,000 million; and (iii) a three-year senior unsecured term loan credit facility (the “Term Loan Facility” and, together with the Revolving Credit Facilities, the “Credit Facilities”), in an aggregate principal amount of $2,000 million, all in connection with the Spin-Off. The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens and the entry into certain fundamental change transactions by GE HealthCare. The Credit Facilities were not available to the Company or its subsidiaries until consummation of the Spin-Off. As such, there were no outstanding amounts under the Credit Facilities as of December 31, 2022.

On January 3, 2023, GE HealthCare completed a $2,000 million drawdown of the Term Loan Facility in connection with the Spin-Off from GE, bringing total principal balance of borrowings to $10,250 million. We began operations as an independent company, after settlement of all necessary Spin-Off transactions with GE, with approximately $1,800 million of cash, cash equivalents, and restricted cash.

For additional details on debt and credit facilities, see Note 9, "Borrowings" to the combined financial statements.

Access to Capital and Credit Ratings
We have historically relied, via GE, on the debt capital markets to fund a significant portion of our operations. We plan to continue to rely on capital markets, and we expect to have access to credit facilities to fund operations. The cost and availability of debt financing will be influenced by our credit ratings and market conditions. Moody's Investors Service ("Moody's"), Standard and Poor's Global Ratings ("S&P"), and Fitch Ratings ("Fitch") currently issue ratings on our long-term debt. Our credit ratings as of the date of this filing are set forth in the table below.

	Moody's	S&P	Fitch
Long-term rating	Baa2	BBB	BBB
Outlook	Stable	Stable	Stable
____________________
*Non-GAAP Financial Measure

We are disclosing our credit ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to liquidity. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting standards, see Note 2, "Summary of Significant Accounting Policies" to the combined financial statements appearing elsewhere in this Annual Report on Form 10-K.
CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. We have adopted accounting policies to prepare our combined financial statements in conformity with U.S. GAAP.

To prepare our combined financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our combined financial statements and the reported amounts of our revenues and expenses during the reporting periods. Our actual results may differ from these estimates. We consider estimates to be critical (i) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (ii) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: Revenue Recognition, Business Combination Related Measurements, Pensions, and Income Taxes.

See Note 2, “Summary of Significant Accounting Policies” to the combined financial statements included elsewhere in this Annual Report on Form 10-K for further information on our significant accounting policies.

REVENUE RECOGNITION.

Our revenues are recorded based on the consideration specified in customer contracts net of any sales incentives, discounts, returns, chargebacks, group purchasing organization fees, rebates, or credits, which are accounted for as estimated variable consideration. Our estimates for these deductions are based upon historical experience and consider current and forecasted market trends. We record the estimated amounts as a reduction to revenue when we recognize the related product or service sale.

Chargebacks are a form of variable consideration that occur when a contracted customer purchases through an intermediary wholesaler. The contracted customer generally purchases product from the wholesaler at its contracted price plus a mark-up. The wholesaler, in turn, charges us back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the contracted customer. A provision for chargebacks is recorded at the time we recognize revenue from the sale to the wholesaler and requires certain estimates such as the wholesaler chargeback rates, the expected sell-through levels by our wholesale customers to contracted customers, as well as estimated wholesaler inventory levels.

The amounts of variable consideration included in the net transaction price for revenue recognition are limited to the amounts that are estimated to be probable of occurrence to avoid a material revenue reversal in a future period. See Note 3, “Revenue Recognition” to the combined financial statements included elsewhere in this Annual Report on Form 10-K for further information on revenue recognition.

BUSINESS COMBINATION RELATED MEASUREMENTS.

Our combined financial statements include the operations of an acquired business starting from the completion of the combination. The assets acquired and liabilities assumed, including any contingent consideration we may be liable to pay in the future, are recorded on the date of the business combination at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Our business combinations typically result in the recognition of goodwill, developed technology, and other intangible assets, which affect the amount of future period amortization expense. The fair values of acquired intangible assets and liabilities are determined using information available at the business combination date based on estimates and assumptions that are deemed reasonable. Significant assumptions vary by the class of asset or liability and the valuation technique used and can include the discount rates, timing, and probability of achieving regulatory and commercialization milestones and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization, growth rates, royalty rates, and technology obsolescence rates. These assumptions are forward-looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review our critical assumptions and prepare the calculations of the fair value of acquired intangible assets in connection with significant business combinations.

In-process research and development (“IPR&D”) acquired as part of a business combination is initially capitalized at fair value when acquired and considered an indefinite-lived intangible asset and is subject to an annual impairment test. Determining whether an impairment loss occurred for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to the carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. When the IPR&D project is complete, the asset is considered a finite-lived intangible asset and would be subject to a final impairment test at that date. Thereafter, the IPR&D asset is amortized over its estimated useful life and would be subject to impairment assessments in the same manner as all amortizing intangible assets.

See Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” to the combined financial statements included elsewhere in this Annual Report on Form 10-K for further information on our business combinations.

PENSIONS.

We engage third-party actuaries to assist in the determination of pension obligations and related plan costs. We develop significant long-term assumptions including discount rates and the expected rate of return on assets in connection with our pension accounting. We recognize differences between the expected long-term return on plan assets, the actual return, and net actuarial gains and losses for the pension plan liabilities annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement within the combined Statements of Comprehensive Income.

To determine the expected long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields, and spreads, using both internal and external sources. We also consider expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations.

For pension benefits and retiree health and life benefits transferred from GE on January 1, 2023, third-party actuaries were engaged to assist in the valuation of transferred pension assets and liabilities using assumptions provided by GE which the Company reviewed prior to recording in our combined financial statements. For details on the plans transferred by GE please refer to "Transition to Stand-alone Company" above.

See Note 10, “Postretirement Benefit Plans” to the combined financial statements included elsewhere in this Annual Report on Form 10-K for further information on our postretirement benefit plans.

INCOME TAXES.

GE HealthCare is included in the combined U.S. federal, state, and foreign income tax returns of GE, where eligible. However, we have adopted the separate return approach for purposes of our combined financial statements. The income tax provisions and related deferred tax assets and liabilities reflected in our combined financial statements have been estimated as if we were a separate taxpayer.

Our annual tax expense is based on our income, statutory tax rates, and tax incentives available to us in the various jurisdictions in which we operate. Changes in existing tax laws or rates could significantly impact the estimate of our tax liabilities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These sources of income rely heavily on estimates; we use our historical experience as well as our short- and long-range business forecasts to provide insight.

Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities based on the technical merits of the position. Our policy is to adjust these reserves when facts and circumstances change, such as the settlement or effective settlement of positions with the relevant taxing authorities. We have provided for the amounts we believe will ultimately result from these changes; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Such differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

See Note 11, “Income Taxes” to the combined financial statements included elsewhere in this Annual Report on Form 10-K for further information on income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may impact future income, cash flows, and fair value of our business. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above, and we do not use derivatives for trading or speculative purpose.

FOREIGN CURRENCY RISK.

As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the Euro, the Chinese Yuan, the Japanese Yen, the Norwegian Krone, and the British Pound Sterling, among others. The results of operating entities reported in currencies other than the U.S. dollar are translated to the U.S. dollar at the applicable exchange rate for inclusion in our combined financial statements.
We use a number of techniques to manage the effects of currency exchange, including hedging of significant currency exposures. We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency rate changes on purchase and sale contracts and economic hedges (which are not designated as hedges from an accounting standpoint) when we have exposures to currency exchange risk for which we are unable to meet the requirements for hedge accounting. In economic hedges, the hedging derivative impact is fully recognized in earnings in current periods. In cash flow hedges, the effective portion of the hedging derivative is offset in separate components of equity and ineffectiveness is recognized in earnings. As a result of the above mitigating activities, we have been able to significantly reduce financial impact volatility from currency fluctuations.

The foreign currency effect arising from operating activities outside of the U.S., including the remeasurement of derivatives, can result in significant transactional foreign currency fluctuations at points in time, but generally will be offset as the underlying hedged item is recognized in earnings. The global nature of our customer base and manufacturing footprint allows for the natural offset of certain income and costs denominated in foreign currencies. See Note 2, "Summary of Significant Accounting Policies" for net gains (losses) from foreign currency transactions for the years ended December 31, 2022, 2021, and 2020.

We use cross-currency swap derivative contracts to hedge translation exposure of net investments in foreign operations against adverse movements in exchange rates against the U.S dollar.

See Note 13, “Financial Instruments and Fair Value Measurements” to the combined financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our combined financial statements.

INTEREST RATE RISK.

We are exposed to changes in interest rates, which primarily impact our borrowings and cash investments. We manage interest expense using a mixture of fixed-rate and variable-rate debt. As part of our 2022 funding actions, we incurred $8,250 million of fixed- rate debt as of December 31, 2022. A change in interest rates would impact the fair value of this debt, but would not directly impact our earnings or cash flows. On January 3, 2023, we completed a $2,000 million drawdown of the Term Loan Facility, which carries a variable interest rate. As a result, the primary direct interest rate exposure on our earnings and cash flows arises from the Term Loan Facility, which currently comprises approximately 20% of our total debt obligations. We began operations as an independent company with approximately $1,800 million of cash, cash equivalents, and restricted cash, which are invested in short-term investments that generate income based on a variable interest rate. A hypothetical change of interest rates by 100 basis points would increase or decrease our annual interest expense by approximately $20 million, partially offset by the change in interest income from our cash investments.

COMMODITY RISK.
We rely upon supplies of certain raw materials including helium, iodine, and rare earth minerals. Worldwide demand, availability, and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future. If supply of these materials is restricted or if prices increase, this could constrain our manufacturing of affected products, reduce our profit margins, or otherwise adversely affect our business, our customers, and patients that may rely on our products.
Similarly, commodities and energy prices are subject to significant volatility. If the cost of certain commodities or of energy, shipping, or transportation increases and we are unable to pass along these costs to our customers, our profit margins would be adversely affected. Furthermore, increasing our prices to our customers could result in long-term sales declines or loss of market share if our customers find alternative suppliers, which could have a material adverse effect on our results of operations.
Disruptions in deliveries, capacity constraints, production disruptions up- or down-stream, price increases, or decreased availability of raw materials or commodities, including as a result of war, natural disasters, climate change-related physical and transitional risks, actual or threatened public health emergencies, or other business continuity events, adversely affect our operations and, depending on the length and severity of the disruption, can limit our ability to meet our commitments to customers or significantly impact our operating profit or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of GE HealthCare Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying combined statements of financial position of GE HealthCare Technologies Inc. (the "Company") as of December 31, 2022 and 2021, the related combined statements of income, comprehensive income, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes – Valuation Allowance on Deferred Tax Assets — Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies.

The Company’s valuation allowance for deferred tax assets was $272 million as of December 31, 2022. The Company’s determination of the valuation allowance involves judgments and estimates. Management’s primary estimates used to determine whether deferred tax assets are more likely than not to be realized and to measure the related valuation allowances are the projected timing and pattern of future reversals of existing taxable temporary differences and the projection of future sources of taxable income. Auditing management’s projected timing and pattern of future reversals of existing taxable temporary differences and the projection of future sources of taxable income, which affect the recorded valuation allowances, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our income tax specialists, our audit procedures related to estimated future sources of taxable income included the following, among others:

•We considered relevant tax laws and regulations in evaluating the appropriateness of management’s estimates of future sources of taxable income.
•We evaluated the reasonableness of management’s estimates of future sources of taxable income by comparing the estimates to historical sources of taxable income or loss.
•We evaluated management’s projected timing and projected pattern of the reversals of existing taxable temporary differences.
•We evaluated whether the estimated future sources of taxable income were of the appropriate character to utilize the deferred tax assets under tax law.
•We evaluated management’s assessment that it is more likely than not that sufficient taxable income will be generated in the future to utilize certain net deferred tax assets.
•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.

Income Taxes — Application of Separate Return Method — Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

The Company is included in certain U.S. and non – U.S. tax filings of General Electric Company, the Company’s parent company as of December 31, 2022. For purposes of these financial statements, the Company’s income tax provision is determined on a separate return basis as if the Company was a stand-alone entity, based on management’s interpretation of the tax regulations and rulings in numerous taxing jurisdictions. When calculating the income tax provision, management made certain estimates and assumptions when identifying and measuring deferred tax assets and liabilities and uncertain tax positions. The income tax provision for the Company for 2022 was $563 million. The Company’s net deferred tax asset was $1,180 million as of December 31, 2022. The Company’s liability for unrecognized tax benefits was $465 million as of December 31, 2022.

Given the number of taxing jurisdictions and the complex and subjective nature of the associated tax regulations and rulings, auditing management’s application of the separate return method required a high degree of auditor judgment and increased extent of effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our income tax specialists, our audit procedures related to management’s application of the separate return method included the following, among others:

•We evaluated the completeness of the Company’s identification of deferred tax assets and liabilities by:
◦Comparing the deferred tax assets and liabilities to those historically identified and accounted for by General Electric Company.
◦Analyzing the deferred tax assets and liabilities attributed to allocations of assets and liabilities historically held by General Electric Company.
•We selected a sample of deferred tax assets and liabilities and tested the accuracy, completeness, and classification of each selection.
•We evaluated management’s computations supporting the income tax provision.
•We evaluated management’s significant judgments regarding the identification and measurement of uncertain tax positions by analyzing uncertain tax positions of General Electric Company and determining which positions were attributable to the separate operations of the Company.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 15, 2023

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors
GE HealthCare Technologies Inc.

Opinion on the Combined Financial Statements

We have audited the accompanying combined statements of income, comprehensive income, changes in equity, and cash flows of GE HealthCare Technologies Inc. (a carve-out business of General Electric Company) (the Company) for the year ended December 31, 2020, and the related notes (collectively, the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2022 to 2022.
Chicago, Illinois
July 29, 2022

ITEM 8. COMBINED FINANCIAL STATEMENTS

Combined Statements of Income
	For the years ended December 31
(In millions)	2022	2021	2020
Sales of products	$12,044	$11,165	$11,016
Sales of services	6,297	6,420	6,148
Total revenues	18,341	17,585	17,164
Cost of products	7,975	7,196	7,229
Cost of services	3,187	3,215	3,168
Gross profit	7,179	7,174	6,767
Selling, general, and administrative	3,631	3,563	3,237
Research and development	1,026	816	810
Total operating expenses	4,657	4,379	4,047
Operating income	2,522	2,795	2,720
Interest and other financial charges – net	77	40	66
Non-operating benefit (income) costs	(5)	3	5
Other (income) expense – net	(62)	(123)	(61)
Income from continuing operations before income taxes	2,512	2,875	2,710
Benefit (provision) for income taxes	(563)	(600)	(652)
Net income from continuing operations	1,949	2,275	2,058
Income from discontinued operations, net of taxes	18	18	11,839
Net income	1,967	2,293	13,897
Net (income) attributable to noncontrolling interests	(51)	(46)	(51)
Net income attributable to GE HealthCare	$1,916	$2,247	$13,846

The accompanying notes are an integral part of these combined financial statements.

Combined Statements of Comprehensive Income
	For the years ended December 31
(In millions, net of tax)	2022	2021	2020
Net income attributable to GE HealthCare	$1,916	$2,247	$13,846
Net (income) loss attributable to noncontrolling interests	(51)	(46)	(51)
Net income	1,967	2,293	13,897
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	(878)	(326)	1,062
Benefit plans – net of taxes	58	80	130
Investment securities and cash flow hedges – net of taxes	(23)	48	(9)
Other comprehensive income (loss)	(843)	(198)	1,183
Comprehensive income	1,124	2,095	15,080
Comprehensive (income) attributable to noncontrolling interests	(51)	(46)	(51)
Comprehensive income attributable to GE HealthCare	$1,073	$2,049	$15,029

The accompanying notes are an integral part of these combined financial statements.

Combined Statements of Financial Position
	As of December 31
(In millions, except share and per share amounts)	2022	2021
Cash, cash equivalents, and restricted cash	$1,445	$556
Receivables – net of allowances of $91 and $107	3,295	3,227
Due from related parties	17	32
Inventories	2,155	1,946
Contract and other deferred assets	989	802
All other current assets	417	437
Current assets	8,318	7,000
Property, plant, and equipment – net	2,314	2,235
Goodwill	12,813	12,892
Other intangible assets – net	1,520	1,847
Deferred income taxes	1,550	1,287
All other assets	1,024	1,047
Total assets	$27,539	$26,308
Short-term borrowings	$15	$6
Accounts payable	2,944	2,540
Due to related parties	146	189
Contract liabilities	1,896	1,864
All other current liabilities	2,190	2,162
Current liabilities	7,191	6,761
Long-term borrowings	8,234	31
Compensation and benefits	549	751
Deferred income taxes	370	385
All other liabilities	1,603	1,484
Total liabilities	17,947	9,412
Commitments and contingencies
Redeemable noncontrolling interests	230	220
Common stock, par value $0.01 per share, 100,000 shares authorized, 100 shares issued and outstanding as of 2022; none issued and outstanding as of 2021	—	—
Net parent investment	11,235	17,692
Accumulated other comprehensive income (loss) – net	(1,878)	(1,037)
Total equity attributable to GE HealthCare	9,357	16,655
Noncontrolling interests	5	21
Total equity	9,362	16,676
Total liabilities, redeemable noncontrolling interests, and equity	$27,539	$26,308

The accompanying notes are an integral part of these combined financial statements.

Combined Statements of Changes in Equity
(In millions)	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of January 1, 2020	$23,400	$(2,022)	$19	$21,397
Cumulative effect of adoption of new accounting principles	(19)	—	—	(19)
Net income	13,846	—	8	13,854
Currency translation adjustments – net of taxes	—	1,062	—	1,062
Benefit plans – net of taxes	—	130	—	130
Investment securities and cash flow hedges – net of taxes	—	(9)	—	(9)
Transfers (to) Parent	(21,661)	—	—	(21,661)
Changes in equity attributable to noncontrolling interests	—	—	(3)	(3)
Balances as of December 31, 2020	15,566	(839)	24	14,751
Net income	2,247	—	7	2,254
Currency translation adjustments – net of taxes	—	(326)	—	(326)
Benefit plans – net of taxes	—	80	—	80
Investment securities and cash flow hedges – net of taxes	—	48	—	48
Transfers (to) Parent	(121)	—	—	(121)
Changes in equity attributable to noncontrolling interests	—	—	(10)	(10)
Balances as of December 31, 2021	17,692	(1,037)	21	16,676
Net income	1,916	—	4	1,920
Currency translation adjustments – net of taxes	—	(876)	(2)	(878)
Benefit plans – net of taxes	—	58	—	58
Investment securities and cash flow hedges – net of taxes	—	(23)	—	(23)
Transfers (to) Parent	(8,373)	—	—	(8,373)
Changes in equity attributable to noncontrolling interests	—	—	(18)	(18)
Balances as of December 31, 2022	$11,235	$(1,878)	$5	$9,362

The accompanying notes are an integral part of these combined financial statements.

Combined Statements of Cash Flows
	For the years ended December 31
(In millions)	2022	2021	2020
Net income	$1,967	$2,293	$13,897
Income from discontinued operations, net of taxes	18	18	11,839
Net income from continuing operations	$1,949	$2,275	$2,058
Adjustments to reconcile Net income from continuing operations to Cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment	228	225	222
Amortization of intangible assets	405	400	408
Gain on fair value remeasurement of contingent consideration	(65)	—	—
Provision for income taxes	563	600	652
Cash paid during the year for income taxes	(851)	(615)	(809)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Receivables	(231)	(1,336)	(221)
Due from related parties	13	157	21
Inventories	(402)	(435)	100
Contract and other deferred assets	(222)	23	(57)
Accounts payable	481	263	(113)
Due to related parties	(33)	(21)	(94)
Contract liabilities	138	(21)	312
All other operating activities	161	92	139
Cash from (used for) operating activities – continuing operations	2,134	1,607	2,618
Cash flows – investing activities
Additions to property, plant, and equipment	(310)	(242)	(237)
Dispositions of property, plant, and equipment	4	15	16
Additions to internal-use software	—	(6)	(22)
Purchases of businesses, net of cash acquired	—	(1,481)	(78)
All other investing activities	(92)	(47)	(2)
Cash from (used for) investing activities – continuing operations	(398)	(1,761)	(323)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	9	(7)	(10)
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	8,198	5	4
Repayments and other reductions (maturities longer than 90 days)	(3)	(10)	(10)
Transfers (to) from Parent	(8,934)	(238)	(2,098)
All other financing activities	(92)	(13)	(52)
Cash from (used for) financing activities – continuing operations	(822)	(263)	(2,166)
Cash from (used for) operating activities – discontinued operations	(21)	—	(931)
Cash from (used for) investing activities – discontinued operations	—	—	20,309
Cash from (used for) financing activities – discontinued operations	—	—	(19,378)
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	(3)	(34)	14
Increase (decrease) in cash, cash equivalents, and restricted cash	890	(451)	143
Cash, cash equivalents, and restricted cash at beginning of year	561	1,012	869
Less cash, cash equivalents, and restricted cash of discontinued operations at December 31	—	—	—
Cash, cash equivalents, and restricted cash as of December 31	$1,451	$561	$1,012

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$—	$(21)	$(46)
Non-cash investing and financing activities
Purchase of property, plant, and equipment included in accounts payable	$43	$29	$(26)
The accompanying notes are an integral part of these combined financial statements.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION.

GE HealthCare Technologies Inc. ("GE HealthCare," the "Company," "our," or "we") is a carve-out business of General Electric Company ("GE" or "Parent"). We are organized into four business segments that are aligned with the industries we serve: Imaging, Ultrasound, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”).

GE HealthCare Holding LLC was formed as a Delaware limited liability corporation on May 16, 2022 for the purpose of receiving, pursuant to a reorganization, all of the assets of GE HealthCare. On December 29, 2022, GE HealthCare Holding LLC converted into a Delaware corporation pursuant to a statutory conversion and was renamed GE HealthCare Technologies Inc. On January 3, 2023 (the "Distribution Date"), GE completed the previously announced spin-off of GE HealthCare Technologies Inc. (the "Spin-Off," or the “Separation”). The Separation was completed through a distribution of approximately 80.1% of the Company's outstanding common stock to holders of record of GE's common stock as of the close of business on December 16, 2022 (the “Distribution”), which resulted in the issuance of approximately 454 million shares of common stock. Prior to the Distribution, the Company issued 100 shares of common stock in exchange for $1.00, all of which were held by GE as of December 31, 2022. As a result of the Distribution, the Company became an independent public company. Our common stock is listed under the symbol “GEHC” on the Nasdaq Stock Market LLC.

Unless the context otherwise requires, references to “GE HealthCare,” “we,” “us,” “our,” and the “Company” refer to (i) GE’s healthcare business prior to the Separation and (ii) GE HealthCare Technologies Inc. and its subsidiaries following the Separation.

In February 2019, we announced an agreement to sell our BioPharma business to Danaher Corporation. This sale was completed on March 31, 2020. The historical results of the BioPharma business have been reflected as discontinued operations in the combined financial statements through the date of the sale. See Note 18, “Discontinued Operations” for further information.

BASIS OF PRESENTATION.

The combined financial statements have been derived from the consolidated financial statements and accounting records of GE including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by GE. These combined financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, or cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented.

The combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the historical results of operations, comprehensive income, and cash flows for the years ended December 31, 2022, 2021, and 2020 and the financial position as of December 31, 2022 and 2021. The following tables are presented in millions of U.S dollars unless otherwise stated.

All intercompany balances and transactions within the Company have been eliminated in the combined financial statements. As described in Note 17, "Related Parties," certain transactions between the Company and GE have been included in these combined financial statements.

The Combined Statements of Financial Position reflects all of the assets and liabilities of GE that are specifically identifiable as being directly attributable to the Company, including Net parent investment as a component of equity. Net parent investment represents GE’s historical investment in the Company and includes accumulated net income attributable to the Company and the net effect of transactions with GE and its subsidiaries. Certain financing transactions with GE are non-cash in nature and therefore have not been reflected in the Combined Statements of Cash Flows.

GE uses a centralized approach to cash management and financing of its operations. These GE arrangements may not be reflective of the way the Company would have financed its operations had it been a separate, stand-alone entity during the periods presented. The GE centralized cash management arrangements are excluded from the asset and liability balances in the Combined Statements of Financial Position. These amounts have instead been included in Net parent investment as a component of equity. In connection with the Separation, in November 2022, the Company issued $8,250 million of senior unsecured notes and transferred approximately $4,221 million of cash to GE on November 22, 2022. Other than the notes issued by the Company, GE’s third-party debt and related interest expense have not been attributed to the Company because the Company is not the legal obligor of the debt and the borrowings are not specifically identifiable to the Company. See Note 9, “Borrowings” for further information.

The Combined Statements of Income include expense allocations for certain corporate, infrastructure, and shared services expenses provided by GE on a centralized basis (“GE Corporate Costs”), including, but not limited to, finance, supply chain, human resources, information technology, insurance, employee benefits, and other expenses that are either specifically identifiable or clearly applicable to the Company. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis using an applicable measure of headcount, revenue, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by GE HealthCare during the periods presented. However, the GE Corporate Costs allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, stand-alone public entity, nor are they indicative of the Company’s future expenses. See Note 17, "Related Parties" for further information.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES AND ASSUMPTIONS.

The preparation of the combined financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions, which affect the reported amounts and related disclosures in the combined financial statements. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position, and cash flows.

Estimates are used for, but are not limited to, determining the following: revenue from contracts with customers, recoverability of long-lived assets and inventory, valuation of goodwill and intangible assets, useful lives used in depreciation and amortization, asset retirement obligations, income taxes and related valuation allowances, accruals for contingencies including legal and product warranties, actuarial assumptions used to determine costs of pension and other postretirement benefits, valuation and recoverability of receivables, valuation of derivatives, and valuation of assets acquired, liabilities assumed, and contingent consideration as a result of acquisitions.

While there has not been a material impact to our accounting estimates as of December 31, 2022 and December 31, 2021 and the results for the years ended December 31, 2022, 2021, and 2020, a number of estimates could be affected by the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic. The severity, magnitude, and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, and investment securities, incremental credit losses on receivables, a decrease in the realizability of our tax assets, or an increase in our related obligations as of the time of a relevant measurement event.

REVENUE RECOGNITION.

Our revenues primarily consist of sales of products and services to customers. Products include equipment, imaging agents, software-related offerings, and upgrades. Services include contractual and stand-by preventative maintenance and corrective services, as well as related parts and labor, extended warranties, training, and other service-type offerings. The Company recognizes revenue from contracts with customers when the customer obtains control of the underlying products or services.

The Company recognizes a contract with a customer when there is a legally enforceable agreement between the Company and its customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on the consideration specified in the contract with each customer net of any sales incentives, discounts, returns, chargebacks, group purchasing organization fees, rebates, or credits, as well as taxes collected from customers that are remitted to government authorities. Our estimates for these deductions, which are accounted for as variable consideration, are based on historical experience and consider current and forecasted market trends. We record these estimated amounts as a reduction to revenue when we recognize the related product or service sales. Payment terms are generally within 12 months. Payment terms within 12 months are not treated as significant financing components.

Contracts for the sale of products and services often include multiple distinct performance obligations, usually involving an upfront deliverable of equipment and future performance obligations such as installation, training, or the future delivery of products or services. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on relative stand-alone selling price. Stand-alone selling price is obtained from sources such as the separate selling price for that or a similar item if reasonably available. If such evidence is not reasonably available, we use our best estimate of selling price, which is established consistent with the pricing strategy of the Company and considers product configuration, geography, customer type, and other market-specific factors.

Revenue is recognized in the period in which the customer obtains control of the underlying products or services, allowing them the ability to direct the use of, and obtain substantially all of, the remaining benefits of such product or service. This may occur at a point in time or over time. Shipping and handling costs to deliver products to customers are expensed as incurred and recognized within Cost of products or Cost of services in our Combined Statements of Income.

For standard, assurance-type warranties that are provided with products, we estimate the cost that may be incurred during the warranty period and record a liability at the time the revenue is recognized. The provision recorded reflects the estimated costs of replacement and free-of-charge services that will be incurred related to the products sold. Service-type warranties or extended warranties sold with products are considered separate performance obligations. As such, a portion of the overall transaction price is allocated to these performance obligations and recognized in revenue over time, as the performance obligations are satisfied.

The Company capitalizes certain direct incremental costs incurred to obtain a contract, primarily commissions. Costs to obtain a contract are classified as current or non-current assets in the Combined Statements of Financial Position and are recognized based on the timing of when the Company expects to earn related revenues. Management assesses these costs for impairment based on periodic assessments of recoverability.

Performance Obligations Satisfied at a Point in Time
We primarily recognize revenue from sales of products at the point in time that the customer obtains control, which is generally no earlier than when the customer has physical possession. Where arrangements include customer acceptance provisions based on seller- or customer-specified criteria, we recognize revenue when we have concluded that the customer has control of the products, which is typically at the point of acceptance. Our billing terms for these point-in-time product contracts generally coincide with delivery to the customer and customer acceptance; however, periodically, we receive customer advances and deposits from customers. These are recognized as contract liabilities in the Combined Statements of Financial Position. Any differences between the timing of our revenue recognition and customer billings (based on contractual terms) result in changes to our contract asset or contract liability positions.

Performance Obligations Satisfied Over Time
We recognize revenue from the sale of certain service contracts, including preventative maintenance, corrective services, and extended warranties over time on a ratable basis consistent with the nature, timing, and extent of our services, which primarily relate to routine maintenance and as-needed product repairs. Our billing terms for these contracts vary and can occur in advance of or following the period of service; however, we generally invoice periodically as services are provided. The differences between the timing of our revenue recognized and customer billings (based on contractual terms) result in changes to our contract asset or contract liability positions.

See Note 3, “Revenue Recognition” for further information.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.

The cash presented in the Combined Statements of Financial Position represents cash not subject to the GE centralized cash management process. Cash held in commingled accounts with GE, or its affiliates, is presented within Net parent investment in the Combined Statements of Financial Position. Cash deposits, short-term investments, and high-liquidity mutual funds with original maturities of three months or less are included in Cash, cash equivalents, and restricted cash. Restricted cash primarily relates to funds restricted in connection with escrow accounts and other contractual and legal restrictions.

The following table provides a reconciliation of Cash, cash equivalents, and restricted cash reported within the Combined Statements of Financial Position to the amounts shown in the Combined Statements of Cash Flows.

Cash, Cash Equivalents, and Restricted Cash
	As of
	December 31, 2022	December 31, 2021
Cash and cash equivalents	$1,440	$554
Short-term restricted cash	5	2
Total cash, cash equivalents, and restricted cash as presented on the Combined Statements of Financial Position	1,445	556
Long-term restricted cash(a)	6	5
Total cash, cash equivalents, and restricted cash as presented on the Combined Statements of Cash Flows	$1,451	$561
(a) Long-term restricted cash is recognized within All other assets in the Combined Statements of Financial Position.

INVESTMENT SECURITIES.

Publicly traded equity securities for which we do not have the ability to exercise significant influence are recorded at fair value with changes in fair value recognized in Other (income) expense – net in the Combined Statements of Income. Privately held equity securities for which we do not have the ability to exercise significant influence are accounted for using the measurement alternative approach and are recorded at cost less impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes in the measurement recognized through Other (income) expense – net in the Combined Statements of Income.

EQUITY METHOD INVESTMENTS.

Equity method investments are investments in entities in which we do not have a controlling financial interest, but over which we have significant influence. Equity method investments are assessed for other-than-temporary impairment when events occur or circumstances change that indicate it is more likely than not the fair value of the asset is below its carrying value. Equity method investments are recognized within All other assets in the Combined Statements of Financial Position. Our share of the results of equity method investments is recognized within Other (income) expense – net in the Combined Statements of Income.

See Note 16, “Supplemental Financial Information” for further information.

RECEIVABLES.

Amounts due from customers arising from the sales of products and services are recorded at the outstanding amount, less allowances for credit losses, chargebacks, and other credits. We regularly monitor the recoverability of our receivables. See Note 5, “Receivables” for further information.

FINANCING RECEIVABLES.

Our financing receivables portfolio consists of a variety of loans and leases, including both larger-balance, non-homogeneous loans and leases, and smaller-balance homogeneous loans and leases.

Loans
Loans represent term loans that are collateralized by equipment and other assets. Loans are classified as either held for sale or held for investment (“HFI”) based on management’s intent and ability to hold the loans for the foreseeable future. Loans which the Company does not have the ability and intent to hold for investment purposes and those which the Company intends to hold for sale in the foreseeable future are accounted for as loans held for sale. Loans held for sale are recorded at the lower of historical cost or current fair value with any fair value write-down (or change to the write-down) recorded as a valuation allowance through current period earnings in the period in which the change occurs. Loans classified as HFI are recorded at amortized cost.

Investment in Finance Leases
Finance leases include mostly sales-type leases of equipment and represent net unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income and less the allowance for credit losses. See Note 7, “Leases” for further information.

See “Allowance for credit losses” below for the Company’s policy regarding allowances on financing receivables.

Credit Quality Indicators
We manage our financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. We assess the overall quality of the portfolio based on a potential risk of loss measure. The metric incorporates both the borrower’s credit quality along with any related collateral protection. Financing receivables are considered past due if default on a contractual principal or interest payment exists for a period of 30 days or more. We stop accruing interest on financing receivables at the earlier of when collection of an account becomes doubtful or the account becomes 90 days past due. Although we stop accruing interest in advance of payments, we recognize income within Other (income) expense – net in the Combined Statements of Income when we determine that the account is returned to accrual status, provided that the amount does not exceed that which would have been earned at the historical effective interest rate.

See Note 6, “Financing Receivables” for further information.

ALLOWANCE FOR CREDIT LOSSES.

When we record customer receivables, contract assets, and financing receivables, we maintain an allowance for credit losses for the current expected credit losses. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. The credit losses are recognized within Selling, general, and administrative in the Combined Statements of Income. For financing receivables, expected credit losses are calculated based on the gross carrying amount of the financial asset, multiplied by a factor reflecting the probability of default and the loss in the event of default. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment.

We estimate expected credit losses based on relevant information from past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, we pool assets with similar credit risk characteristics. Changes in the relevant information may significantly affect the estimates of expected credit losses.

INVENTORIES.

All inventories are stated at lower of cost or net realizable values. Cost of inventories is determined on a first-in, first-out (“FIFO”) basis.

Consumables and single-use service spare parts are used within our service business during a service call and are generally classified in current inventory as our stock of this inventory turns relatively quickly. However, if the on-hand inventory quantity exceeds annual historical and expected future consumption for a consumable service spare part and the part is still necessary to support systems under service contracts, the part is considered to be non-current and is recognized within All other assets in the Combined Statements of Financial Position.

We also maintain a supply of new and used spare parts for use in future customer field service of the installed base. The portion of this inventory that is not anticipated to be used in the next 12 months has been classified as non-current within All other assets, given these parts can be used in the service business over many years. As these service parts age, they are subject to a tiered obsolescence framework, which takes into consideration part age, consumption and on-hand material levels, and postproduction equipment life cycle stage.

As necessary, we record provisions and write-downs for excess, slow moving, and obsolete inventory. To determine these amounts, we regularly review inventory quantities on hand and compare them to historical utilization and estimates of future product demand, market conditions, and technological developments.

See Note 16, “Supplemental Financial Information” for further information.

PROPERTY, PLANT, AND EQUIPMENT.

The cost of property, plant, and equipment is depreciated on a straight-line basis over its estimated useful life. Equipment leased to others under operating leases is depreciated on a straight-line basis over the term of the lease. Repair and maintenance costs are expensed as incurred.

See Note 16, “Supplemental Financial Information” for further information.

LEASE ACCOUNTING.

Lessee Arrangements
At lease commencement, we record a lease liability and corresponding right-of-use (“ROU”) asset. ROU assets are recognized within Property, plant, and equipment – net and lease liabilities are recognized within All other current liabilities and All other liabilities in the Combined Statements of Financial Position. Options to extend a lease are included as part of the ROU lease asset and liability at commencement when it is reasonably certain the Company will exercise the option. We have elected to combine lease and non-lease components in determining our lease liability for all leased assets except our vehicle leases. Non-lease components are generally related to services that the lessor performs for the Company associated with the leased asset. As the Company’s leases typically do not provide an implicit rate, the present value of our lease liability is determined using GE’s incremental collateralized borrowing rate at lease commencement. For leases with an initial term of 12 months or less, an ROU asset and lease liability are not recognized, and lease expense is recognized on a straight-line basis over the lease term. Certain of our leases include provisions for variable lease payments which are based on, but not limited to, maintenance, insurance, taxes, index escalations, and usage-based amounts. The Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. We review ROU assets for impairment annually or when events occur or circumstances change that indicate that the asset may be impaired.

Lessor Arrangements
Equipment leased to others under operating leases is recognized within Property, plant, and equipment – net in the Combined Statements of Financial Position. Leases classified as sales-type leases or direct financing leases are recognized within All other current assets and All other assets, respectively, in the Combined Statements of Financial Position. The terms of the related contracts, including the proportion of fixed versus variable payments and any options to shorten or extend the lease term or purchase the underlying asset, vary by customer. Finance lease receivables are tested for impairment as described in the "Financing Receivables" section above.

See Note 6, “Financing Receivables” and Note 7, “Leases” for further information.

GOODWILL AND OTHER INTANGIBLE ASSETS.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. In accordance with U.S. GAAP, goodwill is not amortized. We test goodwill for impairment at the reporting unit level annually in the fourth quarter of each year using October 1st as the measurement date.

The Company also tests goodwill for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company uses quantitative assessments and qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company chooses to perform a qualitative assessment and concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a further quantitative fair value test is performed. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value. The market approach is used for estimating the fair values for our reporting units. Under the market approach, we estimate the fair value based on market multiples of earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. It is reasonably possible that the judgments and estimates used could change in future periods.

In-process research and development (“IPR&D”) acquired as part of a business acquisition is capitalized at fair value when acquired and is considered an indefinite-lived intangible asset. We test indefinite-lived intangible assets for impairment annually in the third quarter of each year or when events occur or circumstances change that indicate it is more likely than not the fair value of the asset is below its carrying value. When the IPR&D project is complete, the asset is considered a finite-lived intangible asset and would be subject to an impairment test at that date. Thereafter, the IPR&D asset is amortized over its estimated useful life and is subject to impairment assessment in the same manner as all amortizing intangible assets.

For other intangible assets that are not deemed indefinite-lived, the cost of the intangible asset is amortized on a straight-line basis over the asset’s estimated useful life. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In such circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values.

Internal-Use Software
Internal-use software is software that is developed, purchased, or modified to meet internal needs and for which no substantive plan exists to sell, lease, or otherwise market the software externally. All costs associated with project tasks classified in the preliminary project development or post-implementation/operation stage are expensed as incurred. Capitalization of application development stage costs begin after both of the following occur: (a) the preliminary project development stage is completed and (b) management authorizes and commits to funding the software project and it is probable that the project will be completed and the software will be used for the purpose for which it was intended. Capitalization ceases when the project is substantially complete. Capitalized amounts are recognized within Other intangible assets – net in the Combined Statements of Financial Position and are amortized on a straight-line basis over the asset’s estimated useful life.

External Use Software
External use software relates to software that is (a) intended to be sold, licensed, or marketed to our customers or is (b) embedded and integral to our tangible products for which research and development (“R&D”) has been completed. Costs that are related to the conceptual formulation and design of software are expensed as incurred. Costs that are incurred after technological feasibility has been established until general release of the product are capitalized as an intangible asset and recognized within Other intangible assets – net in the Combined Statements of Financial Position. Capitalized costs for software to be sold, leased, or otherwise marketed are amortized on an individual product basis using straight-line amortization over the estimated useful life of the product. The Company performs regular reviews to assess whether unamortized capitalized external use software program costs remain recoverable through future revenue.

See Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for further information.

DERIVATIVES AND HEDGING.

We use derivatives to reduce the earnings, equity, and cash flow volatility associated with risks related to foreign currency and commodity prices. Our policies are to use derivatives solely for managing risks and not for speculative purposes.

We employ the following hedge types: (i) cash flow hedges of foreign currency risk associated with third-party and/or intercompany foreign-denominated revenues and expenses, (ii) net investment hedges of foreign currency risk associated with investments in non-U.S dollar ("USD") functional subsidiaries, and (iii) economic hedges, that are not designated as qualifying hedging relationships, of foreign currency and commodity price risk associated with monetary assets and liabilities, including intercompany balances.

In order for a hedging relationship to qualify for hedge accounting treatment, U.S. GAAP requires that, at inception and at each reporting period thereafter, the hedging relationship meets U.S. GAAP hedge accounting requirements. U.S. GAAP mandates, among other requirements, that each hedging relationship is documented appropriately at hedge inception and that hedge effectiveness is assessed at hedge inception and as of each reporting period thereafter. For certain cash flow hedges of foreign currency risk, hedge effectiveness is assessed quantitatively, as of hedge inception and on an ongoing basis thereafter, using regression analysis. For other hedges of foreign currency risk, hedge effectiveness is assessed qualitatively, as of hedge inception and on an ongoing basis thereafter. For quantitative assessments of effectiveness, fair values of both the derivative instrument and the hedged item are calculated using valuation models incorporating market-based assumptions.

See Note 13, "Financial Instruments and Fair Value Measurements" for further information.

INCOME TAXES.

The Company’s income tax provision was prepared using the separate return method. The calculation of income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. As a result, actual transactions included in the consolidated financial statements of GE may not be included in these combined financial statements. Similarly, the tax treatment of certain items reflected in the combined financial statements may not be reflected in the consolidated financial statements and tax returns of GE. Therefore, items such as net operating losses, credit carryforwards, and valuation allowances may exist in the stand-alone combined financial statements that may or may not exist in GE’s consolidated financial statements. Beginning in 2023, as a stand-alone entity, GE HealthCare will file tax returns on its own behalf and its deferred taxes and actual income tax rate may differ from those in the historical periods.

All income taxes due to or due from GE that have not been settled or recovered by the end of the period are recognized within Net parent investment in the Combined Statements of Financial Position. Any differences between actual amounts paid or received by the Company and taxes accrued under the separate return method are deemed to be settled and are recognized within Net parent investment in the Combined Statements of Financial Position.

Current obligations for tax in jurisdictions where the Company does not file a consolidated tax return with GE, including certain foreign and certain U.S. state tax jurisdictions, are recorded as accrued liabilities and recognized within All other liabilities in the Combined Statements of Financial Position. The effects of tax adjustments and settlements with taxing authorities are presented in the combined financial statements in the period to which they relate.

Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of tax benefit to recognize in the combined financial statements. An uncertain tax position is measured at the largest amount of benefit that the Company believes has a greater than 50% likelihood of realization upon settlement. Tax benefits not meeting the measurement or realization criteria represent unrecognized tax benefits. The Company recognizes interest related to income tax matters in Interest and other financial charges – net in the Combined Statements of Income. Penalties related to income tax matters are recognized within Benefit (provision) for income taxes in the Combined Statements of Income. Our policy is to adjust these reserves when facts and circumstances change, such as the actual settlement or effective settlement of positions with the relevant taxing authorities.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases, as well as from net operating loss and tax credit carryforwards. The deferred income tax balances are stated at enacted tax rates expected to be in effect when those taxes are paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by evaluating all available positive and negative evidence, specifically assessing the adequacy of future expected taxable income from all sources, including reversal of existing taxable temporary differences, forecasted operating earnings, and available tax planning strategies. To the extent we consider it more likely than not that a deferred tax asset will not be recovered, a valuation allowance is established. Deferred taxes are provided for our investment in affiliates and associated companies based upon our evaluation of the undistributed earnings of such entities.

See Note 11, “Income Taxes” for further information.

POSTRETIREMENT BENEFIT PLANS.

Certain employees, former employees, and retirees of the Company participate in postretirement benefit plans sponsored by either the Company or GE.

Pension Benefits (Sponsored by the Company)
Management accounts for pension plans sponsored by the Company as defined benefit plans and categorizes plan assets for disclosure purposes in accordance with the fair value hierarchy.

Pension benefits are calculated using significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions, discount rate and expected return on assets, are important elements of plan expense and related asset and liability measurement. The Company evaluates these critical assumptions at least annually on a plan and country-specific basis. The Company periodically evaluates other assumptions involving demographic factors such as retirement age, mortality, and turnover, and updates them to reflect our experience and expectations for the future. Actual results in any given year often will differ from actuarial assumptions because of economic and other factors.

Projected benefit obligations are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the expected timing of benefit payment. Generally, lower discount rates increase present values and increase subsequent-year pension expense; higher discount rates decrease present values and decrease subsequent-year pension expense. The components of net periodic benefit costs, other than the service cost component, are recognized within Non-operating benefit costs in the Combined Statements of Income for plans sponsored by the Company.

We amortize gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, that exceed 10% of the greater of plan assets or benefit obligations. The period over which gains and losses are amortized is generally over the average remaining service of employees.

Pension and Other Postretirement Benefit Plans (Sponsored by GE)
Pension and other postretirement benefit plans sponsored by GE are accounted for as multiemployer plans. Therefore, the related assets and liabilities are not reflected in the Combined Statements of Financial Position. The Combined Statements of Income reflect a proportionate allocation of net periodic benefit costs for the multiemployer plans associated with the Company.

See Note 10, “Postretirement Benefit Plans” for further information.

LOSS CONTINGENCIES.

Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events that have the potential to result in a future loss. Such contingencies include, but are not limited to, product warranties, claims, litigation, environmental obligations, regulatory investigations and proceedings, product quality, and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the loss. When there appears to be a range of possible losses with equal likelihood, liabilities are based on the low end of such range. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. Legal costs incurred in connection with loss contingencies are expensed as incurred.

See Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” for further information.

SUPPLY CHAIN FINANCE PROGRAMS.

The Company participates in voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE HealthCare receivables to third parties at the sole discretion of both the suppliers and the third parties. We evaluate supply chain finance programs to ensure the use of a third-party intermediary to settle our trade payables does not change the nature, existence, amount, or timing of our trade payables and does not provide the Company with any direct economic benefit. If any characteristics of the trade payables change or we receive a direct economic benefit, we reclassify the trade payables as borrowings.

TRADE PAYABLES ACCELERATED PAYMENT PROGRAM.

The Company’s U.S. and Canada operations, and certain of its suppliers, participated in the Trade Payables Services (“TPS”) accounts payable programs with GE’s financial services operations (“GE Capital”) through its termination on September 30, 2020. The Company settled its obligations by reimbursing TPS on the invoice’s contractual due date. As the payables in the TPS program relate to operating activities incurred in the ordinary course of business and retain the principal characteristics of a trade payable, the results of this program are included in Cash from operating activities in our Combined Statements of Cash Flows.

FAIR VALUE MEASUREMENTS.

The following sections describe the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These inputs establish a fair value hierarchy:
•Level 1 — Quoted prices for identical instruments in active markets.
•Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 — Significant inputs to the valuation model are unobservable.
See Note 13, “Financial Instruments and Fair Value Measurements” for further information.

RECURRING FAIR VALUE MEASUREMENTS.

For financial assets and liabilities measured at fair value on a recurring basis, primarily investment securities, derivatives, and contingent consideration, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

Investment Securities
Publicly traded equity securities are valued using Level 1 quoted price inputs.

Derivatives
The majority of our derivatives are valued using internal models. The models maximize observable inputs including interest rates and both forward and spot prices for currencies and commodities. As of December 31, 2022 and 2021, foreign currency contracts, commodity exchange contracts, and embedded derivatives were valued using Level 2 inputs.

Contingent Consideration
When an acquisition involves a contingent consideration arrangement, we record on the date of acquisition a liability equal to the fair value of the estimated additional consideration we may be obligated to pay in the future. The fair value is based upon estimates of future financial projections under various potential scenarios using a probability-weighted expected payment model discounted to present value. The estimates used to determine the fair value are subject to significant judgement and as such are considered Level 3 inputs. We subsequently remeasure this liability each reporting period and record changes in the fair value within Selling, general, and administrative in the Combined Statements of Income.

There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2022 and 2021. See Note 13, “Financial Instruments and Fair Value Measurements” for further information.

NON-RECURRING FAIR VALUE MEASUREMENTS.

Certain assets are measured at fair value on a non-recurring basis. These assets may include financing receivables and long-lived assets reduced to fair value upon classification as held for sale and impaired equity method investments and long-lived assets, which, when written down to fair value upon an impairment, are not subsequently adjusted to fair value unless further impairment occurs. The following sections describe the valuation methodologies the Company uses to measure those assets not measured on a recurring fair value basis.

Equity Method Investments
Equity method investments are initially recorded at cost and are adjusted in each period for the Company’s share of the investee’s income or loss and dividends paid. In instances of impairment, equity method investments are written down to fair value using market observable data such as quoted prices when available. When market observable data is unavailable, investments are valued using either a discounted cash flow model, comparative market multiples, third-party pricing sources, or a combination of these approaches, as appropriate. These investments are generally valued using Level 3 inputs.

Equity Investments Without Readily Determinable Fair Value
Equity investments without readily determinable fair value are accounted for under the measurement alternative and adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In the instance of impairment, if any, equity investments are adjusted to fair value using market observable data if available. If market observable data is not available, fair values are estimated using discounted cash flow models, comparative market multiples, or a combination of these approaches using Level 3 inputs.

Financing Receivables
We generally use market data, including pricing on recently closed market transactions, to value financing receivables that are held for sale. Such financing receivables are valued using Level 2 inputs. When the data is unobservable, we use valuation methodologies based on current market interest rate data adjusted for inherent credit risk. Such financing receivables are valued using Level 3 inputs.

Long-Lived Assets
Fair values of long-lived assets are primarily developed internally and are corroborated by available external appraisal information, as applicable. These assets are generally valued using Level 3 inputs. See Note 15, “Restructuring and Other Activities” for impairments recognized related to long-lived assets.

FOREIGN CURRENCY.
We have determined that the functional currency for many of our international operations is the local currency, and for other international operations the functional currency is the U.S. dollar. The basis of this determination is the currency in which each of the international operations primarily generates and expends cash. When the functional currency is not the U.S. dollar, asset and liability accounts are translated at period-end exchange rates. The Company translates functional currency income and expense amounts to their U.S. dollar equivalents using average exchange rates for the period. These translation gains and losses are recognized within Accumulated other comprehensive income (loss) – net (“AOCI”) in the Combined Statements of Financial Position.

Gains and losses from foreign currency transactions, such as those resulting from the settlement of monetary items in the non-functional currency and those resulting from remeasurements of monetary items, are included in Cost of products, Cost of services, Selling, general, and administrative, and Research and development in the Combined Statements of Income, depending on the underlying nature of the item. Net gains (losses) from foreign currency transactions were $(88) million, $130 million, and $(47) million for the years ended December 31, 2022, 2021, and 2020, respectively.

BUSINESS COMBINATIONS.

Our combined financial statements include the operations of acquired businesses from the date of acquisition. The Company accounts for acquired businesses using the acquisition method of accounting in accordance with U.S. GAAP, which requires that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. When we acquire the remaining equity ownership of a company in which we hold an equity interest, we remeasure our equity interest to fair value. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as Goodwill. Transaction costs are expensed as incurred. For those arrangements that involve potential future contingent consideration, on the date of acquisition we record a liability equal to the fair value of the estimated additional consideration we may be obligated to pay in the future.

See Note 13, “Financial Instruments and Fair Value Measurements” for further information.

DISCONTINUED OPERATIONS.

Certain of our operations have been presented as discontinued. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off. Presentation as discontinued operations is consistent for all periods presented.

See Note 18, “Discontinued Operations” for further information.

RESTRUCTURING COSTS.

We record liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Employee termination costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period.

See Note 15, “Restructuring and Other Activities” for further information.

RESEARCH AND DEVELOPMENT.

The Company conducts R&D activities to create new products, develop new applications for existing products, and enhance existing products. This includes direct R&D expenses as well as expenses incurred for R&D services from GE or other third parties. Clinical study and certain research costs are recognized over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. R&D costs are expensed as incurred.

ACCOUNTING CHANGES.

Recent Accounting Pronouncements Reflected in These Combined Financial Statements
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The ASU requires entities to disclose information about certain types of government assistance they receive, including cash grants and tax credits. The new guidance requires expanded disclosure regarding the qualitative and quantitative characteristics of the nature, amount, timing, and significant terms and conditions of transactions with a government arising from a grant or other forms of assistance accounted for under a contribution model. The Company adopted this guidance on January 1, 2022 using a prospective method, and the adoption did not have a material impact on the combined financial statements.

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The ASU revises lessor lease classification guidance and requires accounting for certain leases with variable lease payments that do not depend on a reference index or rate as operating leases. Such classification is required if the lease would have been classified as a sales-type or direct financing lease in accordance with guidance in FASB ASC Topic 842 and the lessor would have otherwise recognized a day-one loss. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022 using a prospective method, and the adoption did not have a material impact on our combined financial statements.

On January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions from the guidance in ASC 740 related to intra-period tax allocations, interim calculations, and the recognition of deferred tax liabilities for outside basis differences and clarifies and simplifies several other aspects of accounting for income taxes. Different transition methods apply to the various income tax simplifications. For the changes requiring a retrospective or modified retrospective transition, the adoption of the new standard did not have a material impact to our combined financial statements.

On October 1, 2020, we adopted ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. We applied the accounting relief as relevant contract and hedge accounting relationship modifications were made during the reference rate reform transition period. The adoption did not have a material impact to our combined financial statements.

Other Recent Accounting Pronouncements
In September 2022, the FASB issued ASU No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The ASU requires companies to disclose information about supplier finance programs, including key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where the amounts are presented. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance obligations. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods, except for rollforward information, which is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the impact that this guidance will have on our combined financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606 to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our combined financial statements; however, the impact in future periods will be dependent upon the contract assets acquired and contract liabilities assumed in any future business combinations.

NOTE 3. REVENUE RECOGNITION

Contract and Other Deferred Assets
	As of
	December 31, 2022	December 31, 2021
Contract assets	$584	$433
Other deferred assets	405	369
Contract and other deferred assets	989	802
Non-current contract assets(a)	37	19
Non-current other deferred assets(a)	82	77
Total contract and other deferred assets	$1,108	$898
(a)Non-current contract and other deferred assets are recognized within All other assets in the Combined Statements of Financial Position.

Contract assets primarily reflect revenue recognized on contracts in excess of billings based on contractual terms. Contract assets are classified as current or non-current based on the amount of time expected to lapse until the Company’s right to consideration becomes unconditional. Other deferred assets consist of costs to obtain contracts, primarily commissions, other cost deferrals for shipped products, and deferred service, labor, and direct overhead costs.

Capitalized costs to obtain a contract were $204 million and $176 million as of December 31, 2022 and 2021, respectively. Generally, these costs are recognized within two years of being capitalized. When recognized, the costs to obtain a contract are recorded within Selling, general, and administrative in the Combined Statements of Income.

CONTRACT LIABILITIES.

Contract liabilities primarily include customer advances and deposits received when orders are placed and billings in advance of completion of performance obligations. Contract liabilities are classified as current or non-current based on the periods over which remaining performance obligations are expected to be satisfied and fulfilled with our customers.

As of December 31, 2022 and 2021, contract liabilities were approximately $2,526 million and $2,496 million, respectively, of which the non-current portion of $630 million and $632 million, respectively, was recognized in All other liabilities in the Combined Statements of Financial Position. Contract liabilities increased by $30 million in 2022 primarily due to an increase in customer advances and deposits as a result of product orders growth relative to fulfillment. Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $1,562 million and $1,552 million for the years ended December 31, 2022 and 2021, respectively.

REMAINING PERFORMANCE OBLIGATIONS.

Remaining Performance Obligations represent the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. As of December 31, 2022, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $14,343 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: a) product-related remaining performance obligations of $4,992 million of which 98% is expected to be recognized within two years, and the remaining thereafter; and b) services-related remaining performance obligations of $9,351 million of which 67% and 96% is expected to be recognized within two and five years, respectively, and the remaining thereafter.

NOTE 4. SEGMENT AND GEOGRAPHICAL INFORMATION

GE HealthCare's operations are organized and managed through four reportable segments: Imaging, Ultrasound, PCS, and PDx. The Company's organizational structure is based upon the availability of separate financial information that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) for the purpose of assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer. These segments have been identified based on the nature of the products sold and how the Company manages its operations. We have not aggregated any of our operating segments to form reportable segments.

The performance of these segments is principally measured based on Total revenues and an earnings metric defined as "Segment EBIT." Segment EBIT is calculated as Income from continuing operations less the following: Benefit (provision) for income taxes, Interest and other financial charges – net, Non-operating benefit (income) costs, restructuring costs, acquisition and disposition-related benefits (charges), gains and losses on business dispositions, Spin-Off and separation costs, amortization of acquisition-related intangible assets, and investment revaluation gains and losses. Consistent accounting policies have been applied by all segments for all reporting periods. A description of our reportable segments has been provided in Note 1, “Organization and Basis of Presentation.”

Total Revenues by Segment
	For the years ended December 31
	2022	2021	2020
Imaging:
Radiology	$8,395	$8,019	$7,626
Interventional Guidance	1,590	1,414	1,333
Total Imaging	9,985	9,433	8,959
Total Ultrasound	3,422	3,172	2,703
PCS:
Monitoring Solutions	2,092	2,119	2,243
Life Support Solutions	824	796	1,432
Total PCS	2,916	2,915	3,675
Total PDx	1,958	2,018	1,780
Other(a)	60	47	47
Total revenues	$18,341	$17,585	$17,164
(a) Financial information not presented within the reportable segments, shown within the Other category, represents the HealthCare Financial Services (“HFS”) business which does not meet the definition of an operating segment.

There was no single customer that accounted for more than 10% of the Company’s revenues for the years ended December 31, 2022, 2021, or 2020. Additionally, no customers accounted for more than 10% of accounts receivable as of December 31, 2022 or 2021.

Segment EBIT
	For the years ended December 31
	2022	2021	2020
Segment EBIT
Imaging	$1,100	$1,240	$1,182
Ultrasound	908	885	640
PCS	341	356	698
PDx	520	693	504
Other(a)	(8)	(2)	(43)
	2,861	3,172	2,981
Restructuring costs	(146)	(155)	(134)
Acquisition and disposition-related benefits (charges)	34	(14)	—
Gain (loss) of business dispositions and divestments	1	2	(3)
Spin-Off and separation costs	(14)	—	(2)
Amortization of acquisition-related intangible assets	(121)	(90)	(83)
Investment revaluation gain (loss)	(31)	3	22
Interest and other financial charges – net	(77)	(40)	(66)
Non-operating benefit income (costs)	5	(3)	(5)
Income from continuing operations before income taxes	$2,512	$2,875	$2,710
(a)Financial information not presented within the reportable segments, shown within the Other category, represents the HFS business and certain other investments which do not meet the definition of an operating segment.

The Company does not report total assets by segment for internal or external reporting purposes as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

GEOGRAPHIC INFORMATION.

Revenues are classified according to the region to which products and services are sold.

Total Revenues by Geographic Region
	For the years ended December 31
	2022	2021	2020
United States	$7,819	$7,060	$7,146
China	2,325	2,510	2,133
Other	8,197	8,015	7,885
Total revenues	$18,341	$17,585	$17,164

Long-Lived Assets - Net by Geographic Region
	As of
	December 31, 2022	December 31, 2021
United States	$860	$839
China	393	357
Norway	249	228
Other	812	811
Total long-lived assets - net	$2,314	$2,235

NOTE 5. RECEIVABLES

Current Receivables
	As of
	December 31, 2022	December 31, 2021
Current customer receivables(a)	$3,112	$3,028
Non-income based tax receivables	174	163
Other sundry receivables	100	143
Sundry receivables	274	306
Allowance for credit losses	(91)	(107)
Total receivables – net	$3,295	$3,227
(a) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to current customer receivables. Balances related to chargebacks were $157 million and $129 million as of December 31, 2022 and 2021, respectively. The increase in chargebacks is primarily due to higher wholesaler product levels.

Activity in the allowance for credit losses related to current receivables for the years ended December 31, 2022, 2021, and 2020 consisted of the following:

Balance at January 1, 2020	$85
Additions charged to costs and expenses	18
Write-offs	(14)
Foreign currency exchange and other	4
Balance at December 31, 2020	$93
Additions charged to costs and expenses	12
Write-offs	(10)
Foreign currency exchange and other	12
Balance at December 31, 2021	$107
Additions charged to costs and expenses	2
Write-offs	(13)
Foreign currency exchange and other	(5)
Balance at December 31, 2022	$91

Long-Term Receivables
	As of
	December 31, 2022	December 31, 2021
Long-term customer receivables	$80	$83
Sundry receivables	57	49
Non-income based tax receivables	28	37
Supplier advances	11	—
Allowance for credit losses(a)	(31)	(31)
Total long-term receivables – net(b)	$145	$138
(a) Write-offs of long-term receivables were not material for the years ended December 31, 2022 and 2021.
(b) Long-term receivables are recognized within All other assets in the Combined Statements of Financial Position.

SALES OF CUSTOMER RECEIVABLES.

Previously, the Company sold customer receivables to GE’s Working Capital Solutions (“WCS”) business. These programs were discontinued in 2021. Separately, the Company from time to time sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes.

Activity related to current customer receivables sold by the Company is as follows:

	For the years ended December 31
	2022	2021
Balance at January 1	$15	$1,628
GE HealthCare sales to WCS and third parties(a)	9	5,456
Collections and other activities	(18)	(7,076)
Reclassification from long-term customer receivables	1	7
Balance as of December 31	$7	$15
(a) Sales to WCS are considered related party and were $5,442 million for the year ended December 31, 2021. Sales to WCS were not significant for the year ended December 31, 2022.

Under the programs, the Company incurred interest expense and finance charges of $21 million and $46 million for the years ended December 31, 2021 and 2020, respectively, which are included in Interest and other financial charges – net in the Combined Statements of Income. Such program charges were not material for the year ended December 31, 2022. The proceeds for the programs are included in Cash from (used for) operating activities in the Combined Statements of Cash Flows.

NOTE 6. FINANCING RECEIVABLES

Financing Receivables
	As of
	December 31, 2022	December 31, 2021
Loans, net of deferred income	$29	$25
Investment in financing leases, net of deferred income	72	77
Allowance for credit losses(a)	(4)	(3)
Current financing receivables – net(b)	$97	$99
Loans, net of deferred income	44	41
Investment in financing leases, net of deferred income	158	149
Allowance for credit losses(a)	(6)	(4)
Non-current financing receivables – net(b)	$196	$186
(a) Allowance for credit losses activity related to current and non-current financing receivables including write-offs, net of recoveries, was not material for the years ended December 31, 2022 and 2021.
(b) Current financing receivables and non-current financing receivables are recognized within All other current assets and All other assets, respectively, in the Combined Statements of Financial Position.

Total financing receivables classified as held for sale were $1 million and $17 million as of December 31, 2022 and 2021, respectively. Total financing receivables sold were $8 million, $104 million, and $52 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, 7%, 6%, and 6% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2021, 5%, 4%, and 5% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively.

NOTE 7. LEASES

OPERATING LEASES.

As a lessee, the Company leases certain logistics, office, and manufacturing facilities, as well as vehicles and other equipment. Certain of the Company’s leases may include options to extend. Our ROU operating lease assets are recognized within Property, plant, and equipment – net in the Combined Statements of Financial Position. Our operating lease liabilities are recognized within All other current liabilities and All other liabilities in the Combined Statements of Financial Position, as detailed below. During 2022, $25 million and $34 million of operating lease ROU assets and operating lease liabilities, respectively, transferred from GE to GE HealthCare related to the Separation.

Operating Lease Assets and Liabilities
	As of
	December 31, 2022	December 31, 2021
Operating lease ROU assets	$313	$358
Current operating lease liabilities	104	104
Non-current operating lease liabilities	243	262
Total operating lease liabilities	$347	$366

Operating Lease Expense
	For the years ended December 31
	2022	2021	2020
Long-term (fixed)	$115	$114	$135
Long-term (variable)	98	67	64
Short-term	4	4	2
Total operating lease expense	$217	$185	$201

Maturity of Lease Liabilities
	2023	2024	2025	2026	2027	Thereafter	Total
Undiscounted lease payments	$116	$89	$66	$50	$27	$30	$378
Less: imputed interest							(31)
Total lease liability as of December 31, 2022							$347

Supplemental Information Related to Operating Leases
	For the years ended December 31
	2022	2021	2020
Operating cash flows used for operating leases	$113	$128	$138
Right-of-use assets obtained in exchange for new lease liabilities	98	94	168
Weighted-average remaining lease term (in years)	4.4	4.7	4.9
Weighted-average discount rate	3.8%	3.3%	3.8%

FINANCE LEASES.

The Company leases equipment manufactured or sold by the Company to customers through sales-type leases. Sales-type leases are included in financing receivables and are recognized within All other current assets and All other assets in the Combined Statements of Financial Position.

Finance lease income was $12 million, $16 million, and $13 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is recognized within Other (income) expense – net in the Combined Statements of Income.

Net Investment in Financing Leases
	As of
	December 31, 2022	December 31, 2021
Total minimum lease payments receivable	$248	$243
Less: deferred income	(30)	(27)
Discounted lease receivable	218	216
Estimated unguaranteed residual value of leased assets, net of deferred income	12	10
Investment in financing leases, net of deferred income	$230	$226

Contractual Maturities

Due In	2023	2024	2025	2026	2027	Thereafter	Total
Net minimum lease payments receivable	$83	$63	$44	$29	$16	$13	$248

We expect actual maturities to differ from contractual maturities, primarily as a result of prepayments.

NOTE 8. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS
ACQUISITIONS.

On December 21, 2021, the Company acquired 100% of the stock of BK Medical, a leader in surgical ultrasound imaging and guidance technology, for $1,466 million. The purchase price allocation resulted in goodwill of $1,020 million, amortizable intangible assets of $393 million, net tangible assets of $114 million, and net deferred tax liabilities of $61 million. The goodwill associated with the acquired business is non-deductible for tax purposes and is reported in the Ultrasound segment.

On May 5, 2021, the Company acquired 100% of the stock of Zionexa, a France-based company that is a leading innovator of in-vivo oncology and neurology biomarkers for $32 million and potential earn-out payments valued at $91 million based primarily on sales targets and regulatory approvals. The purchase price allocation resulted in goodwill of $43 million, primarily amortizable intangible assets of $114 million, deferred tax liabilities of $25 million, and other net liabilities assumed of $9 million. The goodwill associated with the acquired business is primarily deductible for tax purposes and is reported in the PDx segment.

On December 30, 2020, the Company acquired the remaining 69% of the stock of Prismatic Sensors AB, a Sweden-based company developing novel sensor technology for CT machines, for $74 million and potential earn-out payments valued at $20 million. The Company had a previous equity ownership in Prismatic Sensors AB with a fair value of $35 million. The purchase price allocation resulted in goodwill of $89 million, indefinite-lived intangible assets of $48 million, and other net liabilities assumed of $8 million. The goodwill associated with the acquired business is primarily deductible for tax purposes and is reported in the Imaging segment.

See Note 13, “Financial Instruments and Fair Value Measurements” for further information about the fair value measurement of contingent consideration.

Changes in Goodwill Balances
	Imaging	Ultrasound	PCS	PDx	Total
Balance at January 1, 2021	$4,449	$2,868	$2,058	$2,493	$11,868
Acquisitions	1	1,020	—	43	1,064
Foreign currency exchange and other(a)	(17)	(12)	(9)	(2)	(40)
Balance at December 31, 2021	4,433	3,876	2,049	2,534	12,892
Acquisitions	—	—	—	—	—
Foreign currency exchange and other(a)	(24)	(41)	(13)	(1)	(79)
Balance at December 31, 2022	$4,409	$3,835	$2,036	$2,533	$12,813
(a) Other includes purchase accounting adjustments related to the acquisition of BK Medical which closed on December 21, 2021. There were no significant changes for the 12 months ended December 31, 2022 to the preliminary fair values that were recognized as of December 31, 2021.

In performing the annual goodwill impairment tests during 2022, 2021, and 2020, we determined that the fair values of each of our reporting units exceeded their carrying values. Therefore, no impairment was recorded.

Intangible Assets
	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$60	$(10)	$50	$64	$(9)	$55
Patents and technology	2,544	(1,815)	729	2,556	(1,713)	843
Capitalized software	2,309	(1,638)	671	2,500	(1,610)	890
Trademarks and other	35	(27)	8	43	(32)	11
Indefinite-lived assets(a)	62	—	62	48	—	48
Total	$5,010	$(3,490)	$1,520	$5,211	$(3,364)	$1,847
(a) Indefinite-lived intangible assets primarily relate to acquired IPR&D prior to project completion and are not amortized.
There were no intangible assets acquired during the year ended December 31, 2022. Amortization expense was $405 million, $400 million, and $408 million for the years ended December 31, 2022, 2021, and 2020, respectively. No material impairments of intangible assets were recognized in the years ended December 31, 2022, 2021, or 2020.

Estimated annual pre-tax amortization expense for intangible assets over the next five calendar years is as follows:

Estimated Intangible Pre-tax Amortization
	2023	2024	2025	2026	2027
Estimated annual pre-tax amortization	$357	$295	$248	$193	$106

NOTE 9. BORROWINGS

BORROWINGS.

Senior Unsecured Notes
On November 22, 2022, and in connection with the Separation, the Company issued $8,250 million aggregate principal amount of senior unsecured notes in six series with maturity dates ranging from 2024 through 2052 (collectively, the “Notes”). Interest payments on the Notes are due semi-annually until maturity, with the first interest payment due in March 2023. In the event of a change in control and a related downgrade of the ratings of the Notes below investment grade, the indenture governing the Notes requires that the Company make an offer to each holder of the Notes to repurchase all or any part of that holder's notes at a repurchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest. The indenture also includes a limitation on liens incurred by the Company and its wholly owned U.S. subsidiaries. The indenture does not restrict the Company or its subsidiaries from incurring indebtedness, nor does it require any financial covenants. All the covenants are subject to a number of exceptions, limitations, and qualifications.

Upon issuance, the Notes became guaranteed on a senior unsecured basis by GE. Following the completion of the Separation on January 3, 2023, GE was automatically and unconditionally released and discharged from all obligations under its guarantees. Of the $8,250 million of the Notes, $4,000 million of the indebtedness was issued directly to GE and net cash proceeds of $4,221 million from the remaining indebtedness issued to third parties was distributed to GE. GE exchanged the $4,000 million of indebtedness with third parties prior to December 31, 2022. As of December 31, 2022, all of the Notes were held by third parties.

We recorded $37 million of debt issuance costs related to the Notes. Debt issuance costs are presented as a reduction of debt in the Combined Statements of Financial Position and are amortized as a component of interest expense over the term of the related debt using the effective interest method.

We had no debt payments on the Notes during the year ended December 31, 2022. The average maturity of the Company’s long-term debt as of December 31, 2022 is approximately 9 years and the average interest expense rate on our total borrowings for the year ended December 31, 2022 is approximately 5.97%. Interest expense associated with long-term debt was $54 million for the year ended December 31, 2022, and is included in Interest and other financial charges – net in the Combined Statements of Income. Interest expense for borrowings was not significant for the years ended December 31, 2021 and 2020. Included in interest expense on the Combined Statements of Income is accrued interest of $52 million and amortization of debt issuance costs of $1 million for the year ended December 31, 2022.

Credit Facilities
On November 4, 2022, the Company entered into credit agreements providing for:
•a five-year senior unsecured revolving credit facility in an aggregate committed amount of $2,500 million (the “5-Year Revolving Credit Facility”);
•a 364-day senior unsecured revolving credit facility in an aggregate committed amount of $1,000 million (the “364-Day Revolving Credit Facility”); and
•a three-year senior unsecured term loan credit facility in an aggregate principal amount of $2,000 million (the “Term Loan Facility” and, together with the 5-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility, the “Credit Facilities”).

The Credit Facilities were not available to the Company or its subsidiaries until consummation of the Separation. As such, there were no outstanding amounts under the Credit Facilities as of December 31, 2022. On January 3, 2023, GE HealthCare completed a $2,000 million drawdown of the Term Loan Facility in connection with the Spin-Off from GE, bringing total principal balance of borrowings to $10,250 million. After settlement of all Spin-Off transactions with GE, we began operations as an independent company with approximately $1,800 million of cash, cash equivalents, and restricted cash.

The Company pays a facility fee to each lender, which accrues at a rate equal to an applicable margin specified in the revolving credit facility agreements on the daily commitments of the lenders. The Borrowings under the Credit Facilities will bear interest at variable interest rates equal to: (i) the alternate base rate or (ii) the Secured Overnight Funding Rate, in each case plus an applicable margin specified in the credit agreement. The Credit Facilities contain affirmative and negative covenants customary to financings of this type that, among other things, limit the Company and its subsidiaries’ ability to incur additional liens and to make certain fundamental changes. In addition, the Credit Facilities contain a financial covenant that requires the Company to not exceed a maximum consolidated net leverage ratio that will be tested beginning with the fiscal quarter ending on June 30, 2023. The Credit Facilities will be used for general corporate purposes.

Long-Term Borrowings Composition
	As of
	December 31, 2022	December 31, 2021
5.550% senior notes due November 15, 2024	$1,000	$—
5.600% senior notes due November 15, 2025	1,500	—
5.650% senior notes due November 15, 2027	1,750	—
5.857% senior notes due March 15, 2030	1,250	—
5.905% senior notes due November 22, 2032	1,750	—
6.377% senior notes due November 22, 2052	1,000	—
Other	38	37
Total principal debt issued	8,288	37
Less: Unamortized debt issuance costs and discounts	47	—
Less: Current portion of long-term borrowings	7	6
Long-term borrowings, net of current portion	$8,234	$31

Scheduled maturities of long-term debt, excluding amortization of discounts and debt issuance costs, are as follows:

2023	$7
2024	1,025
2025	1,504
2026	2
2027	1,750
Thereafter	4,000
Total	$8,288

See Note 13, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated interest rate and cross-currency swaps.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

In addition to the Notes, which were guaranteed on a senior unsecured basis by GE through the completion of the Separation, at which time GE has been automatically and unconditionally released and discharged from all obligations under its guarantees, as of December 31, 2022 and 2021, the Company had unused letters of credit, bank guarantees, bid bonds, and surety bonds of approximately $657 million and $808 million, respectively, related to certain commercial contracts. Additionally, we have approximately $43 million and $63 million of guarantees as of December 31, 2022 and 2021, respectively, primarily related to residual value guarantees on equipment sold to third-party finance companies. Our Combined Statements of Financial Position reflects a liability of $4 million and $5 million as of December 31, 2022 and 2021, respectively, related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost.

NOTE 10. POSTRETIREMENT BENEFIT PLANS

PENSION BENEFITS AND RETIREE HEALTH AND LIFE BENEFITS SPONSORED BY GE.

Certain GE HealthCare employees are covered under various pension and retiree health and life plans sponsored by GE, including principal pension plans, other pension plans, and principal retiree benefit plans. These plans are accounted for as multiemployer plans. Certain of these pension plans have been closed to new participants. Relevant participation costs for certain GE-sponsored employee benefit plans have been allocated to the Company and are recognized within the Combined Statements of Income. These include service costs for active employees in the U.S. GE Pension Plan, certain international pension plans, the U.S. GE Supplementary Pension Plan, and the U.S. retiree benefit plan. We have not recorded any liabilities associated with our participation in these plans in our Combined Statements of Financial Position as of December 31, 2022 and 2021. Expenses associated with our employees’ participation in the U.S. GE principal pension and principal retiree benefit plans, which represent the majority of related expense, were $73 million, $96 million, and $194 million for the years ended December 31, 2022, 2021, and 2020, respectively. Expenses associated with our employees’ participation in GE’s non-U.S. based pension plans were $11 million, $22 million, and $19 million for the years ended December 31, 2022, 2021, and 2020, respectively.

In connection with the Separation, on January 1, 2023, these plans were separated and GE transferred certain liabilities and assets of these plans to GE HealthCare. The amounts assumed by GE HealthCare are shown in the table below. These amounts are not included in the Combined Statements of Financial Position as of December 31, 2022 and 2021.

Accumulated Benefit Obligations and Unrecognized Gain
	As of January 1, 2023
	Defined benefit plans	Other post-retirement plans	Total
Accumulated benefit obligations	$21,696	$1,210	$22,906
Unrecognized gain to be recorded in AOCI	1,258	1,223	2,481

Net Benefit Liability
	As of January 1, 2023
	Defined benefit plans	Other post-retirement plans	Total
Projected benefit obligations	$21,743	$1,210	$22,953
Fair value of assets	18,908	—	18,908
Net liability	$2,835	$1,210	$4,045

Defined Contribution Plan
Expenses associated with our employees’ participation in GE's defined contribution plan represent the employer matching contributions for GE HealthCare employees and were $123 million, $119 million, and $83 million for the years ended December 31, 2022, 2021, and 2020, respectively.

PENSION PLANS SPONSORED BY GE HEALTHCARE.

In addition to these GE-sponsored plans, certain employees are covered by pension plans sponsored by the Company. Our pension plans in 2022 included 11 U.S. and non-U.S. pension plans with pension assets or obligations greater than $20 million. Smaller pension plans with pension assets or obligations less than $20 million are not presented in the following tables. We use a December 31st measurement date for these plans. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings. Certain of these pension plans have been closed to new participants.

Funding
The funding policy for our pension plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus any additional amounts as we may determine to be appropriate. In 2022, we contributed $18 million to fund certain pension plans. In 2023, we expect to contribute approximately $19 million to our pension plans that were included in our Combined Statements of Financial Position as of December 31, 2022.

Plan Funded Status
	As of
	December 31, 2022	December 31, 2021
Change in projected benefit obligations
Balance at January 1	$940	$1,048
Service cost	19	24
Interest cost	17	15
Participant contributions	1	1
Actuarial loss (gain) – net	(193)	(59)
Benefits paid	(38)	(44)
Exchange rate adjustments	(43)	(45)
Balance at December 31	$703	$940
Change in plan assets
Balance at January 1	553	537
Actual gain (loss) on plan assets	(101)	44
Employer contributions	18	20
Participant contributions	1	1
Benefits paid	(38)	(44)
Exchange rate adjustments	(8)	(5)
Balance at December 31	$425	$553
Funded status – surplus (deficit)	$(278)	$(387)

Amounts Recorded in Combined Statements of Financial Position
	As of
	December 31, 2022	December 31, 2021
Non-current assets – other	$65	$97
Current liabilities – other	(16)	(18)
Non-current liabilities – compensation and benefits	(327)	(466)
Net amount recorded	$(278)	$(387)

Amounts Recorded in AOCI
	As of
	December 31, 2022	December 31, 2021
Net loss (gain)	$60	$138
Prior service cost (credit)	(5)	(9)
Total recorded in AOCI	$55	$129

The accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels. The table below summarizes the total accumulated benefit obligations, the accumulated benefit obligations in excess of plan assets, and the projected benefit obligation and fair value of plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets.

Plan Obligations in Excess of Plan Assets
	As of
	December 31, 2022	December 31, 2021
Accumulated benefit obligation	$687	$912
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$390	$528
Fair value of plan assets	63	71
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$406	$555
Fair value of plan assets	63	71

Components of Expense (Income)
	For the years ended December 31
	2022	2021	2020
Service cost – Operating	$19	$24	$23
Interest cost	17	15	17
Expected return on plan assets	(27)	(27)	(26)
Amortization of net loss (gain)	5	17	18
Amortization of prior service cost (credit)	(5)	(4)	(4)
Curtailment / settlement loss (gain)	—	—	(1)
Non-operating	$(10)	$1	$4
Net periodic expense	$9	$25	$27

Pre-tax Cost of Postretirement Benefit Plans and Changes in Other Comprehensive Income
	For the years ended December 31
	2022	2021	2020
Cost of postretirement benefit plans	$9	$23	$29
Changes in other comprehensive loss (income):
Net loss (gain) – current year	(74)	(86)	10
Reclassifications out of AOCI:
Amortization of net loss	(5)	(16)	(18)
Amortization of prior service credit	5	4	4
Total changes in other comprehensive loss (income)	$(74)	$(98)	$(4)
Cost (income) of postretirement benefit plans and changes in other comprehensive loss (income)	$(65)	$(75)	$25

Assumptions
	For the years ended December 31
	2022	2021	2020
Weighted-average benefit obligations assumptions
Discount rate	4.26%	1.91%	1.44%
Compensation increases	2.99%	2.81%	2.65%
Weighted-average benefit cost assumptions
Discount rate	1.91%	1.44%	1.80%
Expected rate of return on plan assets	6.32%	5.39%	5.40%

Assumptions Used in Calculations
Accounting requirements necessitate the use of assumptions to reflect the uncertainties and the length of time over which the pension obligations will be paid. The actual amount of future benefit payments will depend upon when participants retire, the amount of their benefit at retirement, and how long they live. To reflect the obligation in today’s U.S. dollars, we discount the future payments using a rate that matches the time frame over which the payments will be made. We also assume a long-term rate of return that will be earned on investments used to fund these payments.

We evaluate these assumptions annually. We periodically evaluate other assumptions, such as retirement age, mortality, and turnover, and update them as necessary to reflect our actual experience and expectations for the future.

We determine the discount rate using the weighted average yields on high-quality fixed-income securities that have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligations and generally increase pension expense in the following year; higher discount rates reduce the size of the benefit obligation and generally reduce subsequent-year pension expense.

The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, we consider the current and target composition of plan investments, our historical returns earned, and our expectations about the future.

The compensation assumption is used to estimate the annual rate at which compensation of active plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in AOCI in our Combined Statements of Financial Position and amortized to earnings in subsequent periods.

With respect to the pension balances included on our Combined Statements of Financial Position as of December 31, 2022, we estimate that we will amortize $3 million of net actuarial loss and $2 million of prior service credit from AOCI into pension expense during 2023.

Expected Future Benefit Payments of Our Benefit Plans
	2023	2024	2025	2026	2027	2028-2032
Estimated future benefit payments	$46	$50	$53	$51	$52	$256

COMPOSITION OF PLAN ASSETS.

The fair value of our pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 2, “Summary of Significant Accounting Policies.”

Composition of Plan Assets
	As of
	December 31, 2022	December 31, 2021
Global equity securities	$33	$61
Debt securities	174	200
Real estate	12	20
Private equities and other investments	59	70
Plan assets measured at fair value	278	351
Global equity securities	34	83
Debt securities	31	47
Real estate	13	11
Private equities and other investments	69	61
Plan assets measured at net asset value	147	202
Total plan assets	$425	$553

Those investments that were measured at net asset value as a practical expedient were excluded from the fair value hierarchy. Investments with a fair value of $61 million and $76 million as of December 31, 2022 and 2021, respectively, were classified within Level 3 of the fair value hierarchy and primarily relate to private equities, insurance contracts, and real estate. The remaining investments were all considered Levels 1 and 2.

Weighted Average Asset Allocation of Pension Plans
	2022
	Target	Actual
Global equity securities	17%	16%
Debt securities (including cash equivalents)	44%	48%
Real estate	6%	6%
Private equities and other instruments	33%	30%

Plan fiduciaries of our pension plans set investment policies and strategies for the assets held in trust and oversee their investment allocations, which includes selecting investment managers, commissioning periodic asset-liability studies, and setting long-term strategic targets. Long-term strategic investment objectives take into consideration a number of factors, including the funded status of the plans, a balance between risk and return, and plans' liquidity needs. The plans utilize a combination of long-dated corporate bonds, treasuries, and derivatives to implement its investment strategies as well as for hedging asset and liability risks. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

NOTE 11. INCOME TAXES

The provision for income taxes calculations has been prepared on a separate return basis as if the Company were a separate group of companies under common ownership. However, the results have been combined as if the Company were filing on a combined basis for U.S. federal, U.S. state, and Non-U.S. income tax purposes, where permissible by law. The Company is subject to income taxes in the U.S. (both federal and state) and in numerous foreign jurisdictions. Changes in the tax laws or regulations in these jurisdictions, or in positions by the relevant authorities regarding their application, administration, or interpretation, may affect our tax liability, return on investments, and business operations.

The Tax Cuts and Jobs Act imposes tax on U.S. shareholders for global intangible low-taxed income (“GILTI”) earned by certain non-U.S. subsidiaries. The Company has elected to account for GILTI as a period cost.

Income Before Income Taxes
	For the years ended December 31
	2022	2021	2020
U.S. income	$1,090	$1,587	$1,620
Non-U.S. income	1,422	1,288	1,090
Total	$2,512	$2,875	$2,710

Provision for Income Taxes
	For the years ended December 31
	2022	2021	2020
Current
U.S. Federal	$396	$141	$250
Non – U.S.	324	422	463
U.S. State	97	55	65
Deferred
U.S. Federal	(213)	82	—
Non – U.S.	7	(101)	(129)
U.S. State	(48)	1	3
Total	$563	$600	$652

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
	For the years ended December 31
	2022	2021	2020
Income before taxes	$2,512	$2,875	$2,710
Tax expected at 21%	528	604	569
Foreign operations	47	(43)	42
U.S. tax on foreign operations	(36)	(23)	(45)
Uncertain tax positions	6	11	25
R&D benefits	(33)	(32)	(30)
State taxes, net of federal benefit	39	45	47
Valuation allowance	8	33	37
Other	4	5	7
Provision for income taxes	$563	$600	$652
Actual income tax rate	22.4%	20.9%	24.1%

UNRECOGNIZED TAX BENEFITS.

The Company is subject to periodic tax audits by tax authorities in the U.S. (both federal and state) and the numerous countries in which we operate. In 2021, the Company settled with tax authorities in certain foreign jurisdictions. While the Company currently is being audited in a number of jurisdictions for tax years 2004-2021, including China, Norway, France, Germany, Egypt, the United Kingdom, and the United States, we believe that there are no jurisdictions in which the ultimate outcome of unresolved issues or claims is likely to be material to the results of operations, financial position, or cash flows. We believe that we have made adequate provisions for all unrecognized tax benefits.

UNRECOGNIZED TAX BENEFITS RECONCILIATION.

The balance of unrecognized tax benefits, the amount of related interest and penalties, and what we believe to be the range of reasonably possible changes in the next 12 months are as follows:

	2022	2021	2020
Balance at January 1	$365	$684	$622
Additions for tax positions of the current year	9	9	18
Additions for tax positions of prior years	137	14	78
Reductions for tax positions of prior years	(41)	(78)	(17)
Settlements with tax authorities	(1)	(262)	(14)
Expiration of the statute of limitations	(4)	(2)	(3)
Balance as of December 31	$465	$365	$684

During 2022, $132 million of unrecognized tax benefits were contributed to the Company by GE which are included in the Combined Statements of Financial Position as of December 31, 2022, and are included in the Additions for tax positions of prior years line in the table above.

Unrecognized Tax Benefits
	For the years ended December 31
	2022	2021	2020
Unrecognized tax benefits	$465	$365	$684
Accrued interest on unrecognized tax benefits	56	53	72
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	45	36	64
Portion that, if recognized, would reduce tax expense and effective tax rate	153	111	99

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as a provision for income taxes. For the years ended December 31, 2022, 2021, and 2020, $12 million, $9 million, and $6 million of Interest and other financial charges – net, respectively, was recognized in the Combined Statements of Income. No accrual for penalties was made in the periods.

DEFERRED INCOME TAXES.

We regularly evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce the deferred tax assets to an amount that is more likely than not to be realized (a likelihood of more than 50%). Significant judgment is required in determining whether a valuation allowance is necessary and the amount of such valuation allowance. In assessing the recoverability of our deferred tax assets at December 31, 2022, we considered all available evidence, including the nature of financial statement losses, reversing taxable temporary differences, estimated future operating profits, and tax planning strategies.

Deferred Income Taxes
	As of
	December 31, 2022	December 31, 2021
Total assets	$1,550	$1,287
Total liabilities	(370)	(385)
Net deferred income tax asset (liability)	$1,180	$902

Components of the Net Deferred Income Tax Asset (Liability)
	As of
	December 31, 2022	December 31, 2021
Deferred tax assets:
Employee benefits	$222	$255
Contract liabilities	193	186
Inventories	84	83
Operating loss carryforwards	176	138
Other accrued expenses	70	36
Receivables	42	54
Lease liabilities	57	62
Tax credit carryforwards	128	133
Contract assets	99	120
Property, plant, and equipment	338	413
Capitalized R&D	554	307
Total deferred income tax asset	1,963	1,787
Valuation allowances	(272)	(279)
Total deferred income tax asset after valuation allowance	1,691	1,508
Deferred tax liabilities:
Goodwill & other intangible assets	(458)	(517)
ROU assets	(47)	(56)
Other	(6)	(33)
Total deferred income tax liability	(511)	(606)
Net deferred income tax asset (liability)	$1,180	$902

Effective January 1, 2022, taxpayers are required to capitalize certain R&D expenses and amortize them over five or fifteen years pursuant to the Code. This provision increased our taxable income for the year ended December 31, 2022, and resulted in additional cash payments for U.S. federal and state income taxes. This provision also generated a $293 million deferred tax asset for the year ended December 31, 2022. In the event the capitalization of research costs is adjusted through retroactive legislation effective for 2022, the Company expects to record a reduction to the deferred tax asset resulting in a charge to tax expense under the Tax Matters Agreement with GE.

In connection with the Separation, certain deferred income taxes were contributed to the Company by GE. During 2022, net deferred income taxes of $80 million were contributed to the Company by GE and are recognized within Deferred income taxes in the Combined Statements of Financial Position as of December 31, 2022.

Valuation allowances primarily relate to non-U.S. deferred taxes where there were historical losses and U.S. federal and state credit carryforwards. Activity in the valuation allowance for the years ended December 31, 2022, 2021, and 2020 consists of the following:

Balance at January 1, 2020	$228
Provision for income taxes	43
Foreign currency exchange and other	(21)
Balance at December 31, 2020	$250
Provision for income taxes	39
Foreign currency exchange and other	(10)
Balance at December 31, 2021	$279
Provision for income taxes	(5)
Foreign currency exchange and other	(2)
Balance at December 31, 2022	$272

Reductions of valuation allowances recorded in individual taxing jurisdictions were not material for the years ended December 31, 2022, 2021, and 2020.

NET OPERATING LOSSES.

As of December 31, 2022, the Company had net operating loss carryforwards of $1,517 million (primarily related to Sweden, Germany, and Brazil, which can be carried forward indefinitely). The gross net operating loss carryforwards resulted in a deferred tax asset of $358 million at December 31, 2022. This amount excludes accruals of $182 million for unrecognized tax benefits the Company has recorded related to the underlying tax positions which generated the net operating losses.

UNDISTRIBUTED EARNINGS.

Substantially all of the undistributed earnings of our foreign subsidiaries are indefinitely reinvested in active non-U.S. business operations as there are no current needs to repatriate these earnings to fund ongoing operations by entities other than the subsidiaries generating such undistributed earnings. As of December 31, 2022, the cumulative amount of indefinitely reinvested foreign earnings was approximately $7,999 million. Computation of any deferred tax liability associated with any other remaining basis differences is not currently practicable.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE (INCOME) LOSS – NET

Accumulated Other Comprehensive (Income) Loss
	Currency translation adjustments(a)	Benefit plans	Cash flow hedges	Total AOCI
January 1, 2020	$1,705	$310	$7	$2,022
AOCI before reclasses – net of taxes of $(16), $21, and $(10)	(374)	6	36	(332)
Reclasses from AOCI – net of taxes of $—, $40, and $6(b)	(688)	(136)	(27)	(851)
December 31, 2020	$643	$180	$16	$839
AOCI before reclasses – net of taxes of $9, $57, and $12	326	(74)	(40)	212
Reclasses from AOCI – net of taxes of $—, $(37), and $3	—	(6)	(8)	(14)
December 31, 2021	$969	$100	$(32)	$1,037
AOCI before reclasses – net of taxes of $5, $39, and $10	876	(58)	(27)	791
Reclasses from AOCI – net of taxes of $—, $—, and $(17)	—	—	50	50
December 31, 2022	$1,845	$42	$(9)	$1,878
(a) The amount of foreign currency translation recognized in other comprehensive income during the years ended December 31, 2022, 2021, and 2020 included net gains (losses) relating to net investment hedges, as further discussed in Note 13, "Financial Instruments and Fair Value Measurements."
(b)The total reclassification from AOCI included $836 million related to the sale of our BioPharma business in 2020, including currency translation of $688 million, net of taxes.

NOTE 13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

DERIVATIVES AND HEDGING.

Our primary objective in executing and holding derivatives is to reduce the earnings and cash flow volatility associated with fluctuations in foreign currency exchange rates and commodity prices. These hedge contracts reduce, but do not entirely eliminate, the impact of foreign currency rate and commodity price movements. The Company does not enter into or hold derivative instruments for speculative trading purposes.

We use foreign currency contracts to reduce the volatility of cash flows related to forecasted revenues, expenses, assets, and liabilities, including intercompany balances denominated in foreign currencies. These contracts are generally zero to 27 months in duration but with remaining maturities of up to 23 months as of December 31, 2022. The objective of the foreign currency contracts is to ultimately reduce the extent to which the U.S. dollar-equivalent cash flows are affected by changes in the applicable U.S. dollar/foreign currency exchange rates. We evaluate the effectiveness of our foreign currency contracts designated as cash flow hedges on a quarterly basis.

We use cross-currency swap contracts to reduce the volatility associated with the translation of the assets and liabilities for subsidiaries with a different functional currency than USD. The objective of the cross-currency swap contracts is to ultimately reduce the extent to which the U.S. dollar-equivalent net investments are affected by changes in the applicable U.S. dollar and/or foreign currency exchange rates. We also use cross-currency swaps synthetically convert certain USD-denominated bonds to Euro-denominated bonds and effectively adjust (i.e., reduce) the interest rate from the stated fixed coupon rate on the USD-denominated bonds to the fixed coupon rate on the cross-currency swap.

The embedded derivatives the Company recognizes primarily consist of foreign currency-related features in our purchase or sales contracts where the currency is not the functional currency of either party to the contract.

Cash Flow Hedges
For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction occurs and to the same financial statement line item impacted by the hedged forecasted transaction.
The total amount in AOCI related to cash flow hedges of foreign currency-denominated forecasted transactions was a net $9 million gain as of December 31, 2022. We expect to reclassify $20 million of pre-tax net deferred gains associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. Pre-tax gains (losses) reclassified from AOCI into earnings were $67 million, $8 million, and $27 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the maximum length of time over which we are hedging our forecasted transactions was approximately two years.

Net Investment Hedges
As of December 31, 2022, the Company had $2,132 million notional of receive-fixed USD, pay-fixed Euro ("EUR") cross-currency swaps and designated each as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of its net investment in certain EUR-functional subsidiaries.

The Company uses the spot method to assess hedge effectiveness for its net investment hedges. As such, for derivative instruments designated as net investment hedges, changes in fair value of the designated hedging instruments attributable to fluctuations in foreign currency spot exchange rates only are initially recorded as a component of the Cumulative Translation Adjustment (“CTA”) portion of Other Comprehensive Income (Loss), Net (“OCI”) until the hedged subsidiary is either sold or substantially liquidated.

The initial value of the excluded components including periodic interest accruals is recognized within Interest and other financial charges – net in the Combined Statements of Income over the life of the hedging instrument. Any difference between the change in fair value of the hedging instrument attributable to the excluded components and the amounts recognized in earnings is recorded as a component of CTA.

Finally, the cash flows for the periodic interest settlements on the cross-currency swaps are recorded in the operating activities section of the Combined Statements of Cash Flows. Notional settlements and settlements from termination of the cross-currency swaps are recorded through the investing activities section of the Combined Statements of Cash Flows, following those of the hedged item (i.e., the hedged net investment).

Non-Designated Hedges
The Company also executes derivative instruments, such as foreign currency forward contracts and commodity swaps, that are not designated to qualifying hedging relationships under U.S. GAAP. These derivatives are intended to serve as economic hedges of foreign currency and commodity price risk, and depending on the derivative type, hedges of monetary assets and liabilities, including intercompany balances subject to remeasurement.

The changes in fair value of non-designated hedges and embedded derivatives are recorded in Other (income) expense – net and Cost of products in the Combined Statements of Income based on the nature of the derivative contract. The cash flows associated with non-designated hedges are recorded through the operating and investing activities sections of the Combined Statements of Cash Flows.
The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:

Gross Fair Value of Outstanding Derivative Instruments
	As of December 31, 2022
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency exchange contracts	$1,240	$32	$53
Derivatives accounted for as cash flow hedges	1,240	32	53
Cross-currency swaps	2,132	—	111
Derivatives accounted for as net investment hedges	2,132	—	111
Foreign currency exchange contracts	4,456	9	20
Embedded derivatives	604	24	18
Equity contracts	8	—	6
Commodity derivatives	48	1	1
Derivatives not designated as hedges	5,116	34	45
Total derivatives	$8,488	$66	$209

	As of December 31, 2021
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency exchange contracts	$2,463	$49	$11
Derivatives accounted for as cash flow hedges	2,463	49	11
Cross-currency swaps	—	—	—
Derivatives accounted for as net investment hedges	—	—	—
Foreign currency exchange contracts	7,510	29	37
Embedded derivatives	789	6	8
Equity contracts	—	—	—
Commodity derivatives	24	3	—
Derivatives not designated as hedges	8,323	38	45
Total derivatives	$10,786	$87	$56

Under the master arrangements with the respective counterparties to our derivative contracts, in certain circumstances and subject to applicable requirements, we are allowed to net settle transactions with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our Combined Statements of Financial Position and in the table above.

As of December 31, 2022, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $39 million.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges:

Pre-tax Gains (Losses) Recognized in OCI Related to Cash flow and Net Investment Hedges
	For the years ended December 31
	2022	2021	2020
Cash flow hedges	$37	$40	$(36)
Net investment hedges	(111)	—	—

The table below represents the activity in our derivative financial instruments reflected in the Combined Statements of Income:

Derivative Financial Instruments
	2022			2021		2020
	Cost of products	Other (income) expense – net	Interest and other financial charges – net	Cost of products	Other (income) expense – net	Cost of products	Other (income) expense – net
Effects of cash flow hedges(a)	$(54)	$—	$—	$8	$—	$11	$—
Effects of net investment hedges(b)	—	—	—	—	—	—	—
Effects of fair value hedges	—	—	—	12	(24)	(15)	19
Effect of derivatives not designated as hedges(c)	96	(22)	—	—	(10)	—	9
(a) Cash flow hedges include foreign currency exchange contracts.
(b) Represents amounts excluded from effectiveness testing for 2022. Net investment hedges include cross-currency swaps.
(c) Derivatives not designated as hedges include foreign currency exchange contracts, embedded derivatives, equity contracts, and commodity derivatives.

Counterparty Credit Risk
The Company would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts is represented by the fair value of contracts as of the reporting date. The fair value of the Company’s derivatives can change significantly from period to period based on, among other factors, market movements, and changes in our positions.

We manage concentration of counterparty credit risk by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, by limiting the amount of credit exposure to individual counterparties, and by actively monitoring counterparty credit ratings and the amount of individual credit exposure.

We also employ master netting arrangements that limit the risk of counterparty non-payment on a particular settlement date to the net gain that would have otherwise been received from the counterparty. Although not completely eliminated, we do not consider the risk of counterparty default to be significant as a result of these protections. Further, none of our derivative instruments are subject to collateral or other security arrangements, nor do they contain provisions that are dependent on our credit ratings from any credit rating agency.

FAIR VALUE MEASUREMENTS.

The following table represents financial assets and liabilities that are recorded and measured at fair value on a recurring basis:

As of December 31	2022				2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives	$—	$66	$—	$66	$—	$87	$—	$87
Liabilities:
Derivatives	—	203	6	209	—	56	—	56
Contingent Consideration	—	—	42	42	—	—	112	112

Contingent Consideration
The contingent consideration liabilities as of December 31, 2022 and 2021 were recorded in connection with previous business acquisitions. During the year ended December 31, 2022, we recorded a benefit of $65 million from fair value adjustments related to the remeasurement of contingent consideration liabilities. This benefit is recognized within Selling, general, and administrative in the Combined Statements of Income. Changes in the Level 3 fair value measurement of contingent consideration were not material during the years ended December 31, 2021 or 2020.

Fair Value of Other Financial Instruments
The estimated fair value of long-term debt (including the current portion) as of December 31, 2022, was $8,512 million compared to a carrying value (which includes a reduction for amortized debt issuance costs and discounts) of $8,241 million. The fair value of our borrowings is determined based on observable and quoted prices and spreads of identical and comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 9, “Borrowings” for further information.

NOTE 14. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES

We provide warranty coverage to our customers as part of customary practices in the market to provide assurance that the products we sell comply with agreed-upon specifications. We provide estimated product warranty expenses when we sell the related products. Warranty accruals are estimates that are based on the best available information, mostly historical claims experience, therefore claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

Product Warranties
	2022	2021	2020
Balance at January 1	$161	$157	$152
Current-year provisions	238	228	207
Expenditures	(199)	(221)	(205)
Other changes	(7)	(3)	3
Balance as of December 31	$193	$161	$157

Product warranties are classified as short-term or long-term in the Combined Statements of Financial Position based on the expected settlement date.

GUARANTEES.

The Company has off-balance sheet credit exposure through standby letters of credit, bank guarantees, bid bonds, and surety bonds. See Note 9, “Borrowings" for further information. In addition, GE has provided parent company guarantees in certain jurisdictions where we lack the legal structure to issue the requisite guarantees required on certain projects.

LEGAL MATTERS.

In the normal course of our business, we are involved from time to time in various arbitrations; class actions; commercial, intellectual property, and product liability litigation; government investigations; investigations by competition/antitrust authorities; and other legal, regulatory, or governmental actions, including the significant matter described below that could have a material impact on our results of operations. In many proceedings, including the specific matter described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties, and other factors that may have a material effect on the outcome. For such matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. Service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia (the “District Court”) against a number of pharmaceutical and medical device companies, including GE HealthCare and certain affiliates, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint seeks monetary relief and alleges that the defendants provided funding for an Iraqi terrorist organization through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of the plaintiffs’ claims. In January 2022, a panel of the U.S. Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In February 2022, the defendants requested review of the decision by all of the judges on the U.S. Court of Appeals for the District of Columbia Circuit ("the D.C. Circuit"). On February 2, 2023, the D.C. Circuit denied this request. On February 10, 2023, defendants filed a motion for a temporary, partial stay of further district court proceedings until the Supreme Court issues its decision in a separate case, Twitter, Inc. v. Taamneh, which also involves the U.S. Anti-Terrorism Act. Defendants also plan to petition the Supreme Court to review the D.C. Circuit’s decision.

ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS.

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal, and cleanup of substances regulated under environmental protection laws and nuclear decommissioning regulations. We have obligations for ongoing and future environmental remediation activities. Liabilities for environmental remediation and nuclear decommissioning exclude possible insurance recoveries. Due to uncertainties or changes regarding the status of laws, regulations, technology, and information related to individual sites and lawsuits, it is reasonably possible that our exposure will exceed amounts accrued, and amounts not currently reasonably estimable and/or probable may need to be accrued in future periods. Our environmental remediation liabilities, which are measured on an undiscounted basis, were $11 million and $9 million as of December 31, 2022 and 2021, respectively, and are recognized within All other current liabilities and All other liabilities in the Combined Statements of Financial Position.

We record asset retirement obligations, which primarily relate to nuclear decommissioning, associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are generally capitalized as part of the carrying value of the related long-lived assets and depreciated over the assets’ useful lives. Our asset retirement obligations were $274 million and $264 million at December 31, 2022 and 2021, respectively, and are recognized within All other current liabilities and All other liabilities in the Combined Statements of Financial Position. Changes in the liability balance were mainly due to settlement, accretion, and revisions in fair value, and were not material for the years ended December 31, 2022, 2021, and 2020.

OTHER CONTRACTUAL OBLIGATIONS.

We have future contractual obligations and other minimum commercial commitments which represent take-or-pay contracts as well as purchase orders for goods and services utilized in the normal course of business such as capital expenditures, inventory, and services under contracts.

As of December 31, 2022, we had the following purchase commitments that are legally binding and specify minimum purchase quantities or spending amounts. These purchase commitments do not exceed our projected requirements and the amounts below exclude open purchase orders with a remaining term of less than one year.

Other Contractual Obligations
	2023	2024	2025	2026	2027	Thereafter	Total
Other Contractual Obligations	$245	$174	$95	$86	$40	$40	$680

NOTE 15. RESTRUCTURING AND OTHER ACTIVITIES

In 2022, we initiated restructuring activities to reflect the business operating model for GE HealthCare as a stand-alone company mostly involving workforce reductions, organizational realignments, and revisions to our real estate footprint. Specifically, restructuring and other charges primarily include facility exit costs, employee-related termination benefits associated with workforce reductions, asset write-downs, and cease-use costs. For segment reporting, restructuring and other activities are not allocated.

As a result of restructuring initiatives, we recorded expenses of $146 million, $155 million, and $134 million for the years ended December 31, 2022, 2021, and 2020, respectively. These restructuring initiatives are expected to result in additional expenses of approximately $82 million, to be incurred primarily in 2023, substantially related to employee-related separation and facility exit costs. Restructuring expenses are recognized within Cost of products, Cost of services, or Selling, general, and administrative, as appropriate, in the Combined Statements of Income.

Restructuring and Other Activities
	For the years ended December 31
	2022	2021	2020
Employee termination costs	$74	$127	$108
Facility and other exit costs	46	20	11
Asset write-downs	26	8	15
Total restructuring and other activities	$146	$155	$134

In connection with the Separation, GE transferred employee termination costs for services already rendered of $31 million to GE HealthCare. These amounts are not included in the Combined Statements of Financial Position as of December 31, 2022.

Liabilities related to restructuring are recognized within All other current liabilities and All other liabilities in the Combined Statements of Financial Position and totaled $75 million and $58 million as of December 31, 2022 and 2021, respectively.

NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION

Inventories
	As of
	December 31, 2022	December 31, 2021
Raw materials	$1,053	$900
Work in process	91	104
Finished goods	1,011	942
Inventories(a)	$2,155	$1,946
(a) Certain inventory items are long-term in nature and therefore have been recognized within All other assets in the Combined Statements of Financial Position. See the supplemental table for "All Other Current and Non-Current Assets" for further information.

Property, Plant, and Equipment – Net
	Depreciable lives (in years)	Original Cost		Accumulated Depreciation		Net Carrying Value
As of December 31		2022	2021	2022	2021	2022	2021
Land and improvements(a)	8	$70	$77	$(1)	$(1)	$69	$76
Buildings, structures and related equipment	8-40	1,889	1,756	(1,109)	(1,006)	780	750
Machinery and equipment(b)	4-20	2,541	2,466	(1,791)	(1,746)	750	720
Leasehold costs and manufacturing plants under construction	1-10	489	394	(87)	(63)	402	331
Property, plant, and equipment – net, exclusive of ROU operating lease assets		$4,989	$4,693	$(2,988)	$(2,816)	$2,001	$1,877
ROU operating lease assets(c)						313	358
Property, plant, and equipment – net						$2,314	$2,235
(a) Depreciable lives exclude land.
(b) Equipment leased to customers is classified as Machinery and equipment and is reported at cost less accumulated depreciation, and was $39 million and $40 million as of December 31, 2022 and 2021, respectively.
(c) See Note 7, “Leases” for further information.

During the fourth quarter of 2022, $57 million of Property, plant, and equipment – net transferred from GE to GE HealthCare related to the Separation. Depreciation and amortization related to Property, plant, and equipment – net was $228 million, $225 million, and $222 million for the years ended December 31, 2022, 2021, and 2020, respectively.

All Other Current and Non-Current Assets
	As of
	December 31, 2022	December 31, 2021
Prepaid expenses and deferred costs	$163	$163
Financing receivables – net	97	99
Derivative instruments	63	87
Other(a)	94	88
All other current assets	$417	$437
Equity method and other investments	322	341
Financing receivables – net	196	186
Long-term receivables – net	145	138
Long-term inventories	104	123
Long-term contract and other deferred assets	119	96
Other(b)	138	163
All other non-current assets	$1,024	$1,047
(a) Current Other primarily consists of miscellaneous deferred charges.
(b) Non-current Other primarily consists of long-term prepaid expenses, pension and other postretirement benefit plans with a surplus funded status, and advances to suppliers.

Equity Method Investments
		Equity method investment balance		Equity method income (loss)
As of December 31	Ownership Percentage	2022	2021	2022	2021	2020
Nihon Medi-Physics Limited	50%	$162	$200	$16	$22	$8
Other		20	23	(3)	5	(1)
Total		$182	$223	$13	$27	$7

All Other Current and Non-Current Liabilities
	As of
	December 31, 2022	December 31, 2021
Employee compensation and benefit liabilities(a)	$853	$884
Sales allowances, equipment projects, and other commercial liabilities	296	302
Uncertain and other income taxes and related liabilities	237	245
Product warranties	193	161
Accrued freight and utilities	150	118
Operating lease liabilities	104	104
Derivative instruments	86	56
Environmental and asset retirement obligations	34	35
Other(b)	237	257
All other current liabilities	$2,190	$2,162
Non-current contract liabilities	630	632
Operating lease liabilities	243	262
Environmental and asset retirement obligations	251	238
Uncertain and other income taxes and related liabilities	182	133
Finance lease obligations	39	34
Sales allowances, equipment projects, and other commercial liabilities	36	30
Other(c)	222	155
All other non-current liabilities	$1,603	$1,484
(a) Employee compensation and benefit liabilities primarily consists of accrued payroll, commissions, employee compensation and benefits, and pension and other postretirement benefit obligations.
(b) Current Other primarily consists of miscellaneous accrued costs and interest payable.
(c) Non-current Other primarily consists of liabilities related to derivative instruments.

REDEEMABLE NONCONTROLLING INTERESTS.

The Company has noncontrolling interests with redemption features. These redemption features, such as put options, could require the Company to purchase the noncontrolling interests upon the occurrence of certain events, such as a change of control of the Company. All noncontrolling interests with redemption features that are not solely within our control are recognized within the Combined Statements of Financial Position between liabilities and equity. Redeemable noncontrolling interests are initially recorded at the issuance date fair value. Those that are currently redeemable or probable of becoming redeemable are subsequently adjusted to the greater of current redemption value or initial carrying value. As of December 31, 2022, the Company does not believe it is probable the redemption features related to these noncontrolling interests will be triggered. In particular, a change of control is generally not considered probable until it occurs. As such, these noncontrolling interests have not been remeasured to redemption value.

As of January 3, 2023, certain redeemable noncontrolling interests are considered probable of becoming redeemable due to the change of control that occurred upon consummation of the Separation. At the time of the Separation, these redeemable noncontrolling interests were remeasured to their current redemption value resulting in incremental redemption value of $176 million.

The activity attributable to redeemable noncontrolling interests for the years ended December 31, 2022, 2021, and 2020 is presented below.

Redeemable Noncontrolling Interests
	2022	2021	2020
Balance as of January 1	$220	$223	$217
Net income attributable to redeemable noncontrolling interests	47	39	48
Distributions to and exercise of redeemable noncontrolling interests	(37)	(42)	(42)
Balance as of December 31	$230	$220	$223

Other Income (Expense) – Net
	For the years ended December 31
	2022	2021	2020
Net interest and investment (expense) income	$(9)	$34	$49
Equity method investment income	13	27	7
Other items, net(a)	58	62	5
Total other income (expense) – net	$62	$123	$61
(a) Other items, net primarily consists of licensing and royalty income and gains and losses related to derivatives.

NOTE 17. RELATED PARTIES

Prior to the Separation, GE provided the Company with significant corporate infrastructure and shared services. Some of these services will continue to be provided by GE to the Company on a temporary basis under the Transition Services Agreement. See Note 19, "Subsequent Events" for further information. Accordingly, as described in Note 1, “Organization and Basis of Presentation,” certain corporate and shared costs have been charged on the basis of direct usage by the Company as follows:

(a)Employees of the Company participated in pensions and benefit plans that were sponsored by GE. The Company was charged $207 million, $237 million, and $296 million for the years ended December 31, 2022, 2021, and 2020, respectively. These costs were charged directly to the Company based on the specific employee eligibility for those benefits. See Note 10, “Postretirement Benefit Plans” for further information.

(b)GE granted various employee benefits to its group employees, including those of the Company, under the GE Long-Term Incentive Plan. These benefits primarily included stock options and restricted stock units. Compensation expense associated with this plan was $67 million, $76 million, and $80 million for the years ended December 31, 2022, 2021, and 2020, respectively, which are included primarily in Selling, general, and administrative in the Combined Statements of Income. These costs were charged directly to the Company based on the specific employees receiving awards.

Additionally, certain GE Corporate Costs were charged to the Company based on allocation methodologies as follows:

(a)Centralized services such as public relations, investor relations, treasury and cash management, executive management, security, government relations, community outreach, and corporate internal audit services were charged to the Company on a pro rata basis of GE’s estimates of each company’s usage at the beginning of the fiscal year. Costs of $42 million, $56 million, and $67 million for the years ended December 31, 2022, 2021, and 2020, respectively, were recognized within Selling, general, and administrative in the Combined Statements of Income.

(b)Costs associated with employee medical insurance totaling $122 million, $132 million, and $137 million for the years ended December 31, 2022, 2021, and 2020, respectively, were charged to the Company based on employee headcount and are recognized within Cost of products, Cost of services, Selling, general, and administrative, or Research and development in the Combined Statements of Income based on the employee population.

(c)Information technology, finance, insurance, research, supply chain, human resources, tax, and facilities activities were charged to the Company based on headcount, revenue, or other allocation methodologies. The Company incurred expenses for these services of $457 million, $455 million, and $503 million for the years ended December 31, 2022, 2021, and 2020, respectively, which are primarily included in Selling, general, and administrative and Research and development in the Combined Statements of Income.

Management believes that the expense and cost allocations have been determined on a basis that is a reasonable reflection of the utilization of services provided or the benefit received by the Company during 2022, 2021, and 2020. The amounts that would have been, or will be incurred, on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees, or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position, and cash flows could differ materially from the historical results presented herein.

The Company participates in factoring programs, the majority of which were discontinued in 2021. The Company factored U.S. and non-U.S. receivables through WCS on a recourse and nonrecourse basis pursuant to various factoring and servicing agreements. See Note 5, “Receivables” for further information.

The Company historically participated in centralized GE Treasury programs. The arrangement was not reflective of the manner in which the Company would have financed its operations had it been a stand-alone business separate from GE during the periods presented. Long-term intercompany financing, including strategic financing and centralized cash management arrangements, were used to fund expansion or certain working capital needs. All adjustments relating to certain transactions among the Company and GE or GE entities, which include the transfer of the balance of cash to GE, transfer of the balance of cash held in centralized cash management arrangements to GE, settlement of certain intercompany debt between the Company and GE or GE entities, and pushdown of all costs of doing business that were paid on behalf of the Company by GE or GE entities, were excluded from the asset and liability balances in the Combined Statements of Financial Position. These amounts have instead been reported within Net parent investment as a component of equity in the Combined Statements of Financial Position. As of December 31, 2022 and 2021, respectively, net related party receivables of $97 million and $195 million were reclassified to Net parent investment in the Combined Statements of Financial Position.

The Company’s related party revenues were not significant for the years ended December 31, 2022, 2021, and 2020. The majority of related party revenues were generated from sales made to former GE industrial business units.

NOTE 18. DISCONTINUED OPERATIONS

In February 2019, we announced an agreement to sell our BioPharma business to Danaher Corporation. On March 31, 2020, we completed the sale for $20,718 million, after certain working capital adjustments. The consideration consisted of $20,301 million in cash and $417 million of pension liabilities that were assumed by Danaher Corporation. The Combined Statements of Income present the results of the BioPharma business as discontinued operations in the historical periods prior to sale, as further disclosed below.

Results of Discontinued Operations
	For the years ended December 31
	2022	2021	2020
Sales of products	$—	$—	$785
Sales of services	—	—	45
Total revenues	—	—	830
Cost of products	—	—	230
Cost of services	—	—	28
Selling, general, and administrative	—	—	142
Research and development	—	—	44
Operating income of discontinued operations	—	—	386
Non-operating income (loss)(a)	—	—	(7)
Gain on disposal	6	16	12,782
Income of discontinued operations, before income taxes	6	16	13,161
Benefit (provision) for income taxes	12	2	(1,317)
Income from discontinued operations, net of taxes	$18	$18	$11,844
Less net (loss) attributable to noncontrolling interests	—	—	(5)
Income of discontinued operations, net of taxes and amounts attributable to noncontrolling interests	$18	$18	$11,839
(a) Non-operating income (loss) includes Interest and other financial charges – net, Non-operating benefit (income) costs, and Other (income) expense – net related to the discontinued operations of the BioPharma business.

NOTE 19. SUBSEQUENT EVENTS

On January 3, 2023, the Separation was completed through the Distribution of approximately 80.1% of outstanding shares of the Company to GE shareholders who held shares of GE common stock as of the close of business on December 16, 2022, the record date for the Distribution. As a result of the Distribution, GE stockholders received one share of the Company’s common stock for every three shares of GE common stock. On January 4, 2023, the Company began trading as an independent, publicly traded company under the stock symbol “GEHC” on the Nasdaq Stock Market LLC.

In connection with the Separation, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE, including, but not limited to the following:

•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Separation, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and GE following the Distribution, including procedures with respect to claims subject to indemnification and related matters.
•Transition Services Agreement – governs all matters relating to the provision of services between the Company and GE on a transitional basis. The services the Company receives include support for digital technology, human resources, supply chain, finance, and real estate services, among others. The services generally commenced on the date of the Separation and will terminate up to 36 months following the Distribution Date depending upon the related transitional service.
•Tax Matters Agreement (“TMA”) – governs the respective rights, responsibilities, and obligations between the Company and GE with respect to all tax matters (excluding employee-related taxes covered under the Employee Matters Agreement), in addition to certain restrictions which generally prohibit us from taking or failing to take any action in the two-year period following the Distribution that would prevent the Distribution from qualifying as tax-free for U.S. federal income tax purposes, including limitations on our ability to pursue certain strategic transactions. The TMA specifies the portion of tax liability for which the Company will bear contractual responsibility, and the Company and GE will each agree to indemnify each other against any amounts for which such indemnified party is not responsible.
•Employee Matters Agreement – addresses certain employment, compensation, and benefits matters, including the allocation of employees between the Company and GE and the allocation and treatment of certain assets and liabilities relating to our employees and former employees.

•Adoption of Incentive Plans – adopted (a) the GE HealthCare 2023 Long-Term Incentive Plan (the "GE HealthCare LTIP") and (b) the GE HealthCare Mirror 2022 Long-Term Incentive Plan, the GE HealthCare Mirror 2007 Long-Term Incentive Plan and the GE HealthCare Mirror 1990 Long-Term Incentive Plan (collectively, the “GE HealthCare Mirror LTIPs”), in each case, effective as of the Distribution Date. The GE HealthCare Mirror LTIPs were adopted to assume the converted stock options and RSUs (including performance stock units) held by employees of GE HealthCare or one of its subsidiaries and corporate and former employees of GE or one of its subsidiaries, including those held by our executive officers, in each case as a result of the Spin-Off. Grants of equity awards made after the Spin-Off to our executive officers and other employees will be made under the GE HealthCare LTIP. The GE HealthCare LTIP and the GE HealthCare Mirror LTIPs became effective as of the Distribution Date.

As a result of the Separation, the Company will record certain spin-off related transactions during the first quarter of 2023, including, but not limited to the following:

•Deferred compensation arrangements - GE transferred obligations related to deferred compensation arrangements for non-GE HealthCare employees of $525 million to GE HealthCare. We did not record any liabilities associated with these obligations in our Combined Statements of Financial Position as of December 31, 2022 and 2021. In January 2023, the Company entered into non-designated hedges that are intended to serve as economic hedges for the deferred compensation arrangements that are exposed to stock market volatility. The gross notional amount of the hedges was $224 million.

•Income taxes - GE transferred additional deferred income taxes to the Company. The amounts assumed by the Company are primarily tax attributes of approximately $1,700 million to $2,200 million that were not part of the Company’s stand-alone operations and approximately $958 million of deferred income taxes related to pension plans transferred to the Company; see Note 10, "Postretirement Benefit Plans" for further information. There was also approximately $516 million of deferred income tax liabilities on unrecognized gains to be recorded in AOCI related to pension plans transferred to the Company. These amounts are not included in the Combined Statements of Financial Position as of December 31, 2022 and 2021. There may be changes to these amounts to reflect realizability and measurement conclusions on a GE HealthCare basis.

Following the Separation, the Company has remaining performance guarantees on behalf of GE. Under the Separation and Distribution Agreement, GE is obligated to use reasonable best efforts to replace the Company as the guarantor or terminate all such performance guarantees. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligors, the Company could be obligated to make payments under the applicable instruments for which GE is obligated to reimburse and indemnify the Company. As of January 3, 2023, the Company’s maximum aggregate exposure, subject to GE reimbursement, is approximately $164 million. In addition, GE has agreed to fund on behalf of the Company certain technology costs of approximately $75 million expected to occur within one year from the Separation.

On February 1, 2023, our Board of Directors approved a one-time equity grant of approximately $100 million, including approximately 1.5 million stock options and 0.8 million restricted stock units of GE HealthCare Technologies Inc. to approximately 8,200 employees. The stock options and restricted stock units were valued based on the share price as of the close of trading on February 1, 2023, and will vest 50% on February 1, 2025, and 50% on February 1, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item, with the exception of "Information About Our Executive Officers" and "Ethics and Governance" located under Item 1 of this Annual Report on Form 10-K, is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Numbers	Exhibit Description
2.1
Separation and Distribution Agreement, dated November 7, 2022, by and between General Electric Company and the Registrant, as amended (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 4, 2023).†

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 29, 2022).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 29, 2022).
4.1
Base Indenture, dated as of November 22, 2022, among GE HealthCare Holding LLC, General Electric Company, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of General Electric Company’s Current Report on Form 8-K filed with the SEC on November 23, 2022).

4.2
First Supplemental Indenture, dated as of November 22, 2022, between GE HealthCare Holding LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of General Electric Company’s Current Report on Form 8-K filed with the SEC on November 23, 2022).

4.3
Registration Rights Agreement, dated as of November 22, 2022, among GE HealthCare Holding LLC, BofA Securities, Inc., and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.3 of General Electric Company’s Current Report on Form 8-K filed with the SEC on November 23, 2022).

4.4	Description of Securities.
10.1
Transition Services Agreement, dated January 2, 2023, by and between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 4, 2023).†

10.2
Tax Matters Agreement, dated January 2, 2023, by and between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 4, 2023).†

10.3
Employee Matters Agreement, dated January 2, 2023, by and between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 4, 2023).

10.4
Trademark License Agreement, dated December 31, 2022, by and between General Electric Company and GE HealthCare Imaging Holding Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on January 4, 2023).†

10.5
Real Estate Matters Agreement, dated January 2, 2023, by and between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on January 4, 2023).

10.6
Stockholder and Registration Rights Agreement, dated January 2, 2023, by and between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on January 4, 2023).†

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10 filed with the SEC on October 11, 2022).
10.8
Term Loan Agreement, dated as of November 4, 2022, by and among GE HealthCare Holding LLC, as the borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant's Amendment No.1 to Form 10 filed with the SEC on November 7, 2022).

10.9
364-Day Revolving Credit Agreement, dated as of November 4, 2022, by and among GE HealthCare Holding LLC, as the borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.9 to the Registrant's Amendment No. 1 to form 10 filed with the SEC on November 7, 2022).

10.10
Credit Agreement, dated as of November 4, 2022, by and among the Registrant, as the borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 to the Registrant's Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).

10.11	GE HealthCare 2023 Long-Term Incentive Plan.
10.12	GE HealthCare Mirror 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-1 filed with the SEC on December 14, 2022).
10.13	GE HealthCare Mirror 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-1 filed with the SEC on December 14, 2022).

10.14	GE HealthCare Mirror 1990 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form S-1 filed with the SEC on December 14, 2022).
10.15	Offer Letter with Peter J. Arduini, dated June 15, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 1 to form 10 filed with the SEC on November 7, 2022).
10.16	Amended Offer Letter with Peter J. Arduini, dated November 16, 2022 (incorporated by reference to Exhibit 10.16 to the Registrant's Amendment No. 2 to Form 10 filed with the SEC on November 18, 2022).
10.17	Settlement Agreement with Kieran Murphy, dated December 21, 2021 (incorporated by reference to Exhibit 10.16 to the Registrant's Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.18
Performance Share Grant Agreement for H. Lawrence Culp, Jr., dated August 18, 2020 (incorporated by reference to Exhibit 10.17 to the Registrant's Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).

10.19
Notice of Adjustment to the Performance Share Grant Agreement for H. Lawrence Culp, Jr., effective July 30, 2021 (incorporated by reference to Exhibit 10.18 to the Registrant's Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).

10.20
Performance Stock Unit Grant Agreement for Peter J. Arduini, dated February 23, 2022 (incorporated by reference to Exhibit 10.19 to the Registrant's Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).

10.21	GE HealthCare Annual Executive Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.22	GE HealthCare Restoration Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.23	GE HealthCare U.S. Executive Severance Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1
Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL).
†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

ITEM 16. FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected to not include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2023.

GE HealthCare Technologies Inc.

By:	/s/ Helmut Zodl
Name: Helmut Zodl
Title: Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2023.

Signature	Title

/s/ Peter J. Arduini	Chief Executive Officer and Director
Peter J. Arduini	(Principal Executive Officer)

/s/ Helmut Zodl	Chief Financial Officer
Helmut Zodl	(Principal Financial Officer)

/s/ George A. Newcomb	Chief Accounting Officer
George A. Newcomb	(Principal Accounting Officer)

/s/ H. Lawrence Culp, Jr.	Chairman of the Board of Directors
H. Lawrence Culp, Jr.

/s/ Rodney F. Hochman	Director
Rodney F. Hochman

/s/ Lloyd W. Howell, Jr.	Director
Lloyd W. Howell, Jr.

/s/ Catherine Lesjak	Director
Catherine Lesjak

/s/ Anne T. Madden	Director
Anne T. Madden

/s/ Tomislav Mihaljevic	Director
Tomislav Mihaljevic

/s/ Risa Lavizzo-Mourey	Director
Risa Lavizzo-Mourey

/s/ William J. Stromberg	Director
William J. Stromberg

/s/ Phoebe L. Yang	Director
Phoebe L. Yang