Form 10-Q
period 2023-03-31
GE HealthCare Technologies Inc.
filed 2023-04-25
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-41528
GE HEALTHCARE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	88-2515116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. Monroe Street, Chicago IL	60661
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (833) 735-1139

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GEHC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 454,677,236 shares of common stock with a par value of $0.01 per share outstanding as of April 18, 2023.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business; information related to our business segment portfolios and strategies; financial performance, financial condition, and results of operations, including revenue growth, profit, cash flows, and earnings per share; the impacts of macroeconomic and market conditions and volatility on our business operations, financial results, and financial position and on supply chains and the world economy; our strategy, innovation, and investments; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management, the Coronavirus Disease 2019 ("COVID-19") pandemic, and the Russia and Ukraine conflict; our operations as a stand-alone company; and risks related to foreign currency exchange, interest rates, and commodity price volatility. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; demand for our products, services, or solutions and factors that affect that demand; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; changes in third-party and government reimbursement processes, rates, contractual relationships, and mix of public and private payers; the ability to attract and/or retain key personnel and qualified employees; the global COVID-19 pandemic and its effects on our business; maintenance and protection of our intellectual property rights; the impact of potential information technology, cybersecurity, or data security breaches; compliance with the various legal, regulatory, tax, and other laws to which we are subject and related changes, claims, or actions; ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; the impact of potential product liability claims; environmental, social, and governance matters; our ability to successfully complete strategic transactions; our ability to operate effectively as an independent, publicly traded company and achieve the benefits we expect from our spin-off from General Electric Company; and the incurrence of substantial indebtedness in connection with the spin-off and any related effect on our business. Please also see the “Risk Factors” section of our Annual Report on Form 10-K and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Condensed Consolidated and Combined Statements of Income (Unaudited)
	For the three months ended March 31
(In millions, except per share amounts)	2023	2022
Sales of products	$3,131	$2,787
Sales of services	1,576	1,556
Total revenues	4,707	4,343
Cost of products	2,037	1,914
Cost of services	779	751
Gross profit	1,891	1,678
Selling, general, and administrative	1,062	931
Research and development	270	238
Total operating expenses	1,332	1,169
Operating income	559	509
Interest and other financial charges – net	136	4
Non-operating benefit (income) costs	(115)	(2)
Other (income) expense – net	(8)	(26)
Income from continuing operations before income taxes	546	533
Benefit (provision) for income taxes	(163)	(131)
Net income	383	402
Net (income) attributable to noncontrolling interests	(11)	(13)
Net income attributable to GE HealthCare	372	389
Deemed preferred stock dividend of redeemable noncontrolling interest	(183)	—
Net income attributable to GE HealthCare common stockholders	$189	$389

Earnings per share:
Basic earnings per share	$0.42	$0.86
Diluted earnings per share	$0.41	$0.86
Weighted-average number of shares outstanding:
Basic	454	454
Diluted	457	454

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Comprehensive Income (Unaudited)
	For the three months ended March 31
(In millions, net of tax)	2023	2022
Net income attributable to GE HealthCare	$372	$389
Net income attributable to noncontrolling interests	11	13
Net income	383	402
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	57	(153)
Benefit plans – net of taxes	(65)	(5)
Cash flow hedges – net of taxes	(39)	24
Other comprehensive income (loss)	(47)	(134)
Comprehensive income	336	268
Comprehensive (income) attributable to noncontrolling interests	(11)	(13)
Comprehensive income attributable to GE HealthCare	$325	$255

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Financial Position (Unaudited)
	As of
(In millions, except share and per share amounts)	March 31, 2023	December 31, 2022
Cash, cash equivalents, and restricted cash	$2,327	$1,445
Receivables – net of allowances of $91 and $91	3,373	3,295
Due from related parties	31	17
Inventories	2,256	2,155
Contract and other deferred assets	983	989
All other current assets	634	417
Current assets	9,604	8,318
Property, plant, and equipment – net	2,327	2,314
Goodwill	12,924	12,813
Other intangible assets – net	1,494	1,520
Deferred income taxes	4,336	1,550
All other assets	1,952	1,024
Total assets	$32,637	$27,539
Short-term borrowings	$5	$15
Accounts payable	2,977	2,944
Due to related parties	186	146
Contract liabilities	2,031	1,896
All other current liabilities	3,037	2,190
Current liabilities	8,236	7,191
Long-term borrowings	10,234	8,234
Compensation and benefits	5,372	549
Deferred income taxes	64	370
All other liabilities	1,834	1,603
Total liabilities	25,740	17,947
Commitments and contingencies
Redeemable noncontrolling interests	201	230
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 454,617,131 shares issued and outstanding as of March 31, 2023; 100 shares issued and outstanding as of December 31, 2022	5	—
Additional paid-in capital	6,425	—
Retained earnings	185	—
Net parent investment	—	11,235
Accumulated other comprehensive income (loss) – net	75	(1,878)
Total equity attributable to GE HealthCare	6,690	9,357
Noncontrolling interests	6	5
Total equity	6,696	9,362
Total liabilities, redeemable noncontrolling interests, and equity	$32,637	$27,539

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Changes in Equity (Unaudited)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2022	—	$—	$—	$—	$11,235	$(1,878)	$5	$9,362
Net transfers from Parent, including Spin-Off-related adjustments	—	—	—	—	(4,833)	2,000	(1)	(2,834)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	454	5	6,397	—	(6,402)	—	—	—
Issuance of common stock in connection with employee stock plans	1	—	4	—	—	—	—	4
Net income attributable to GE HealthCare	—	—	—	372	—	—	—	372
Currency translation adjustments – net of taxes	—	—	—	—	—	57	—	57
Benefit plans – net of taxes	—	—	—	—	—	(65)	—	(65)
Cash flow hedges – net of taxes	—	—	—	—	—	(39)	—	(39)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Share-based compensation expense	—	—	24	—	—	—	—	24
Changes in equity due to redemption value adjustments on redeemable noncontrolling interests	—	—	—	(187)	—	—	—	(187)
Balances as of March 31, 2023	455	$5	$6,425	$185	$—	$75	$6	$6,696

	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2021	—	$—	$—	$—	$17,692	$(1,037)	$21	$16,676
Net income attributable to GE HealthCare	—	—	—	—	389	—	—	389
Currency translation adjustments – net of taxes	—	—	—	—	—	(153)	—	(153)
Benefit plans – net of taxes	—	—	—	—	—	(5)	—	(5)
Cash flow hedges – net of taxes	—	—	—	—	—	24	—	24
Transfers (to) from GE	—	—	—	—	(353)	—	—	(353)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Balances as of March 31, 2022	—	$—	$—	$—	$17,728	$(1,171)	$21	$16,578

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)
	For the three months ended March 31
(In millions)	2023	2022
Net income	$383	$402
Adjustments to reconcile Net income to Cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment	61	56
Amortization of intangible assets	96	103
Net periodic postretirement benefit plan (income) expense	(101)	3
Postretirement plan contributions	(91)	(6)
Provision for income taxes	163	131
Share-based compensation	24	19
Cash paid during the year for income taxes	(102)	(203)
Cash paid during the year for interest	(42)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Receivables	(22)	(139)
Due from related parties	5	(5)
Inventories	(122)	(244)
Contract and other deferred assets	12	(34)
Accounts payable	87	319
Due to related parties	6	16
Contract liabilities	119	77
All other operating activities	(8)	(27)
Cash from (used for) operating activities	468	468
Cash flows – investing activities
Additions to property, plant, and equipment	(143)	(100)
Dispositions of property, plant, and equipment	—	3
Purchases of businesses, net of cash acquired	(127)	—
All other investing activities	4	(3)
Cash from (used for) investing activities	(266)	(100)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(9)	2
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	2,000	—
Repayments and other reductions (maturities longer than 90 days)	(6)	(1)
Net transfers (to) from GE	(1,317)	(391)
All other financing activities	5	(30)
Cash from (used for) financing activities	673	(420)
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	8	(3)
Increase (decrease) in cash, cash equivalents, and restricted cash	883	(55)
Cash, cash equivalents, and restricted cash at beginning of year	1,451	561
Cash, cash equivalents, and restricted cash as of March 31	$2,334	$506

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

BACKGROUND.
GE HealthCare Technologies Inc. (“GE HealthCare,” the “Company,” “our,” or “we”) is a leading global medical technology, pharmaceutical diagnostics, and digital solutions innovator. We operate at the center of the healthcare ecosystem, enabling precision care by increasing health system capacity, enhancing productivity, digitizing healthcare delivery, and improving clinical outcomes while serving patients’ demand for greater efficiency, access, and personalized medicine. Our products, services, and solutions enable clinicians to make more informed decisions quickly and efficiently, improving patient care from diagnosis to therapy to monitoring.

On January 3, 2023 (the “Distribution Date”), the General Electric Company (“GE” or “Parent”) completed the previously announced spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). The Spin-Off was completed through a distribution of approximately 80.1% of the Company’s outstanding common stock to holders of record of GE's common stock as of the close of business on December 16, 2022 (the “Distribution”), which resulted in the issuance of approximately 454 million shares of common stock. Prior to the Distribution, the Company issued 100 shares of common stock in exchange for $1.00, all of which were held by GE as of December 31, 2022. As a result of the Distribution, the Company became an independent public company. Our common stock is listed under the symbol “GEHC” on the Nasdaq Stock Market LLC (“Nasdaq”).

During the first quarter of 2023, certain Spin-Off-related adjustments were recorded to reflect transfers from GE, the draw-down of the Term Loan Facility and settlement of Spin-Off transactions with GE, which resulted in the net reduction in Total equity of $2,834 million. These items substantially consisted of: (a) the transfer of certain pension plan liabilities and assets as described in Note 9, “Postretirement Benefit Plans,” (b) the transfer of certain deferred income taxes as described in Note 10, “Income Taxes,” (c) deferred compensation liabilities of $548 million, and (d) employee termination obligations as described in Note 14, “Restructuring and Other Activities.”

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE. See Note 18, “Related Parties” for more information on these agreements.

Unless the context otherwise requires, references to “GE HealthCare,” “we,” “us,” “our,” and the “Company” refer to (i) GE’s healthcare business prior to the Spin-Off as a carve-out business of GE with related condensed combined financial statements and (ii) GE HealthCare Technologies Inc. and its subsidiaries following the Spin-Off with related condensed consolidated financial statements.

BASIS OF PRESENTATION.
The condensed consolidated and combined financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles (“U.S. GAAP”) and present the historical results of operations, comprehensive income, and cash flows for the three months ended March 31, 2023 and 2022 and the financial position as of March 31, 2023 and December 31, 2022. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. The following tables are presented in millions of U.S dollars ("USD") unless otherwise stated.

All intercompany balances and transactions within the Company have been eliminated in the condensed consolidated and combined financial statements. These financial statements include certain transactions with GE, which are disclosed as related party transactions. See Note 18, “Related Parties” for further information.

Prior to the Spin-Off, the condensed combined financial statements were derived from the consolidated financial statements and accounting records of GE including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by GE. The condensed combined financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, or cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented.

The condensed consolidated and combined financial statements should be read in conjunction with the Company’s audited combined financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ESTIMATES AND ASSUMPTIONS.
The preparation of the condensed consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions, which affect the reported amounts and related disclosures in the condensed consolidated and combined financial statements. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position, and cash flows.

While there has not been a material impact to our accounting estimates as of March 31, 2023 and December 31, 2022 and the results for the three months ended March 31, 2023 and 2022, a number of estimates could be affected by the ongoing COVID-19 pandemic. The severity, magnitude, and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, and investment securities, incremental credit losses on receivables, a decrease in the realizability of our tax assets, or an increase in our related obligations as of the time of a relevant measurement event.

ACCOUNTING CHANGES.

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides that interest and penalties related to unrecognized income tax benefits may either be classified as income tax expense or interest expense in the condensed consolidated statements of operations. In the first quarter of 2023, the Company changed its accounting policy for presentation of interest expense on uncertain tax positions. The interest was previously presented within “Interest and other financial charges – net” and has changed to being presented within “Benefit (provision) for income taxes.” The Company believes this presentation is preferable because the cost is related to income tax matters and this presentation enhances comparability with our peers. The effects of the change in accounting have been prospectively applied to periods beginning in the first quarter of 2023 and were not material to any previously reported periods prior to March 31, 2023.

Recent Accounting Pronouncements reflected in the Condensed Consolidated and Combined Financial Statements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The ASU requires companies to disclose information about supplier finance programs, including key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where the amounts are presented. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance obligations. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods, except for rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this guidance on January 1, 2023. See Note 17, “Supplemental Financial Information” for further information.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2023 using a prospective method, and the adoption did not have a material impact on the condensed consolidated financial statements.

NOTE 2. REVENUE RECOGNITION

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

Contract and Other Deferred Assets
	As of
	March 31, 2023	December 31, 2022
Contract assets	$593	$584
Other deferred assets	390	405
Contract and other deferred assets	983	989
Non-current contract assets(a)	38	37
Non-current other deferred assets(a)	81	82
Total contract and other deferred assets	$1,102	$1,108
(a)Non-current contract and other deferred assets are recognized within All other assets in the Condensed Consolidated and Combined Statements of Financial Position.

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

CONTRACT LIABILITIES.

Contract liabilities primarily include customer advances and deposits received when orders are placed and billed in advance of completion of performance obligations. Contract liabilities are classified as current or non-current based on the periods over which remaining performance obligations are expected to be satisfied and fulfilled with our customers.
As of March 31, 2023 and December 31, 2022, contract liabilities were approximately $2,681 million and $2,526 million, respectively, of which the non-current portion of $650 million and $630 million, respectively, was recognized in All other liabilities in the Condensed Consolidated and Combined Statements of Financial Position. Contract liabilities increased by $155 million in 2023 primarily due to an increase in customer advances and deposits as a result of product orders growth relative to fulfillment and the normal annual service contract billing cycle. Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $759 million and $715 million for the three months ended March 31, 2023 and 2022, respectively.

REMAINING PERFORMANCE OBLIGATIONS.

Remaining performance obligations represent the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. As of March 31, 2023, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $14,490 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: a) product-related remaining performance obligations of $4,966 million of which 99% is expected to be recognized within two years, and the remaining thereafter; and b) services-related remaining performance obligations of $9,524 million of which 67% and 97% is expected to be recognized within two years and five years, respectively, and the remaining thereafter.

NOTE 3. SEGMENT INFORMATION

GE HealthCare’s operations are organized and managed through four reportable segments: Imaging, Ultrasound, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”). These segments have been identified based on the nature of the products sold and how the Company manages its operations. We have not aggregated any of our operating segments to form reportable segments. A description of our reportable segments has been provided in the “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2022.

The performance of these segments is principally measured based on Total revenues and an earnings metric defined as “Segment EBIT.” Segment EBIT is calculated as Income from continuing operations less the following: Benefit (provision) for income taxes, Interest and other financial charges – net, Non-operating benefit (income) costs, restructuring costs, acquisition and disposition-related benefits (charges), gains and losses on business dispositions, Spin-Off and separation costs, amortization of acquisition-related intangible assets, and investment revaluation gains and losses.

Total Revenues by Segment
	For the three months ended March 31
	2023	2022
Imaging:
Radiology	$2,088	$1,918
Interventional Guidance	408	393
Total Imaging	2,496	2,311
Total Ultrasound	859	815
PCS:
Monitoring Solutions	552	521
Life Support Solutions	229	195
Total PCS	781	716
Total PDx	558	484
Other(a)	13	17
Total revenues	$4,707	$4,343
(a) Financial information not presented within the reportable segments, shown within the Other category, represents the HealthCare Financial Services (“HFS”) business which does not meet the definition of an operating segment.

Segment EBIT
	For the three months ended March 31
	2023	2022
Segment EBIT
Imaging	$191	$206
Ultrasound	207	192
PCS	109	65
PDx	155	138
Other(a)	2	(2)
	664	599
Restructuring costs	(12)	(12)
Acquisition and disposition-related benefits (charges)	(1)	(15)
Gain (loss) of business dispositions and divestments	—	3
Spin-Off and separation costs	(58)	—
Amortization of acquisition-related intangible assets	(31)	(33)
Investment revaluation gain (loss)	5	(8)
Interest and other financial charges – net	(136)	(4)
Non-operating benefit income (costs)	115	2
Income from continuing operations before income taxes	$546	$533
(a)Financial information not presented within the reportable segments, shown within the Other category, represents the HFS business and certain other investments which do not meet the definition of an operating segment.

NOTE 4. RECEIVABLES

Current Receivables
	As of
	March 31, 2023	December 31, 2022
Current customer receivables(a)	$3,150	$3,112
Non-income based tax receivables	192	174
Other sundry receivables	122	100
Sundry receivables	314	274
Allowance for credit losses	(91)	(91)
Total current receivables – net	$3,373	$3,295
(a) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to current customer receivables. Balances related to chargebacks were $200 million and $157 million as of March 31, 2023 and December 31, 2022, respectively. The increase in chargebacks is primarily due to higher wholesaler product levels.

Long-Term Receivables
	As of
	March 31, 2023	December 31, 2022
Long-term customer receivables	$71	$80
Sundry receivables	71	57
Non-income based tax receivables	28	28
Supplier advances	11	11
Allowance for credit losses	(30)	(31)
Total long-term receivables – net(a)	$151	$145
(a) Long-term receivables are recognized within All other assets in the Condensed Consolidated and Combined Statements of Financial Position.

NOTE 5. FINANCING RECEIVABLES

Financing Receivables
	As of
	March 31, 2023	December 31, 2022
Loans, net of deferred income	$31	$29
Investment in financing leases, net of deferred income	73	72
Allowance for credit losses	(4)	(4)
Current financing receivables – net(a)	100	97
Loans, net of deferred income	44	44
Investment in financing leases, net of deferred income	157	158
Allowance for credit losses	(5)	(6)
Non-current financing receivables – net(a)	$196	$196
(a) Current financing receivables and non-current financing receivables are recognized within All other current assets and All other assets, respectively, in the Condensed Consolidated and Combined Statements of Financial Position.

As of March 31, 2023, 6%, 4%, and 5% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2022, 7%, 6%, and 6% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT AND OPERATING LEASES

Property, Plant, and Equipment - Net
	As of
	March 31, 2023	December 31, 2022
Original cost	$5,060	$4,989
Less accumulated depreciation and amortization	(3,039)	(2,988)
Right-of-use operating lease assets	306	313
Property, plant, and equipment - net	$2,327	$2,314

OPERATING LEASE LIABILITIES.

Operating lease liabilities recognized within all other current and non-current liabilities in the Condensed Consolidated and Combined Statements of Financial Position were $341 million and $347 million as of March 31, 2023 and December 31, 2022, respectively. Expense related to our operating lease portfolio was $56 million for both the three months ended March 31, 2023 and 2022.

NOTE 7. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

ACQUISITIONS.

On February 17, 2023, the Company acquired 100% of the stock of Caption Health, Inc. (“Caption Health”) for $127 million of upfront payment, $10 million future holdback payment and potential earn-out payments valued at $13 million based primarily on various milestones and sales targets. The preliminary purchase price allocation resulted in goodwill of $105 million, intangible assets of $60 million, and deferred tax liabilities of $14 million. The goodwill associated with the acquired business is non-deductible for tax purposes and is reported in the Ultrasound segment. Caption Health is an artificial intelligence (“AI”) company whose technology expands access to AI-guided ultrasound screening for novice users.

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about the fair value measurement of contingent consideration.

Goodwill
	Balance as of December 31, 2022	Acquisitions	Foreign exchange and other	Balance as of March 31, 2023
Imaging	$4,409	$—	$4	$4,413
Ultrasound	3,835	105	1	3,941
PCS	2,036	—	1	2,037
PDx	2,533	—	—	2,533
Total Goodwill	$12,813	$105	$6	$12,924

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. We did not identify any reporting units that required an interim impairment test since the last annual impairment testing date.

Substantially all other intangible assets are subject to amortization. Intangible assets decreased during the three months ended March 31, 2023, primarily as a result of amortization, partially offset by $60 million of additions related to the acquisition of Caption Health. Amortization expense was $96 million and $103 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 8. BORROWINGS

The Company’s borrowings include the following senior unsecured notes and credit agreements:

Senior Unsecured Notes
The Company’s long-term borrowings include $8,250 million aggregate principal amount of senior unsecured notes in six series with maturity dates ranging from 2024 through 2052 (collectively, the “Notes”).

Credit Facilities
The Company has credit agreements providing for:
•a five-year senior unsecured revolving credit facility in an aggregate committed amount of $2,500 million;
•a 364-day senior unsecured revolving credit facility in an aggregate committed amount of $1,000 million; and
•a three-year senior unsecured term loan credit facility in an aggregate principal amount of $2,000 million (the “Term Loan Facility” and, together with the five-year revolving credit facility and the 364-day revolving credit facility, the “Credit Facilities”).

There were no outstanding amounts under the five-year revolving credit facility and 364-day revolving credit facility as of March 31, 2023 or December 31, 2022. On January 3, 2023, the Company completed a $2,000 million drawdown of the Term Loan Facility in connection with the Spin-Off from GE.

The average interest rate for the Notes and our Credit Facilities for the three months ended March 31, 2023 was 5.94%. We had no principal debt repayments on the Notes or the Credit Facilities for the three months ended March 31, 2023.

Long-Term Borrowings Composition
	As of
	March 31, 2023	December 31, 2022
5.550% senior notes due November 15, 2024	$1,000	$1,000
5.600% senior notes due November 15, 2025	1,500	1,500
5.650% senior notes due November 15, 2027	1,750	1,750
5.857% senior notes due March 15, 2030	1,250	1,250
5.905% senior notes due November 22, 2032	1,750	1,750
6.377% senior notes due November 22, 2052	1,000	1,000
Term Loan Facility	2,000	—
Other	33	38
Total principal debt issued	10,283	8,288
Less: Unamortized debt issuance costs and discounts	44	47
Less: Current portion of long-term borrowings	5	7
Long-term borrowings, net of current portion	$10,234	$8,234

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated interest rate and cross-currency swaps.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

In addition to the Notes, which were guaranteed on a senior unsecured basis by GE through the completion of the Spin-Off, at which time GE was automatically and unconditionally released and discharged from all obligations under its guarantees, as of March 31, 2023 and December 31, 2022, the Company had unused letters of credit, bank guarantees, bid bonds, and surety bonds of approximately $675 million and $657 million, respectively, related to certain commercial contracts. Additionally, we have approximately $44 million and $43 million of guarantees as of March 31, 2023 and December 31, 2022, respectively, primarily related to residual value guarantees on equipment sold to third-party finance companies. Our Condensed Consolidated and Combined Statements of Financial Position reflects a liability of $4 million and $4 million as of March 31, 2023 and December 31, 2022, respectively, related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost. See Note 13, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” for further information on guarantee arrangements with GE.

NOTE 9. POSTRETIREMENT BENEFIT PLANS

PENSION BENEFITS AND RETIREE HEALTH AND LIFE BENEFITS SPONSORED BY GE, TRANSFERRED TO GE HEALTHCARE IN CONNECTION WITH THE SPIN-OFF.

Certain GE HealthCare employees were covered under various pension and retiree health and life plans sponsored by GE prior to the Spin-Off, including principal pension plans, other pension plans, and principal retiree benefit plans. A subset of these pension plans have been closed to new participants. For the three months ended March 31, 2022, relevant participation costs for these plans were allocated to the Company and recognized within the Condensed Combined Statement of Income. These included service costs for active employees in the U.S. GE Pension Plan, certain international pension plans, the U.S. GE Supplementary Pension Plan, and the U.S. retiree benefit plan. We did not record any liabilities associated with our participation in these plans in our Condensed Combined Statement of Financial Position as of December 31, 2022.

Expenses associated with our employees’ participation in the U.S. GE principal pension and principal retiree benefit plans, which represent the majority of related expense, were $24 million for the three months ended March 31, 2022. Expenses associated with our employees’ participation in GE’s non-U.S. based pension plans were $4 million for the three months ended March 31, 2022.

In connection with the Spin-Off, on January 1, 2023, these plans were separated and GE transferred certain liabilities and assets of these plans to GE HealthCare based upon measurements as of December 31, 2022. The amounts assumed by GE HealthCare on January 1, 2023, are shown in the tables below.

Accumulated Benefit Obligations and Unrecognized Gain
	As of January 1, 2023
	Defined benefit plans	Other postretirement plans	Total
Accumulated benefit obligations	$21,696	$1,210	$22,906
Unrecognized gain to be recorded in AOCI	1,258	1,223	2,481

Net Benefit Liability
	As of January 1, 2023
	Defined benefit plans	Other postretirement plans	Total
Projected benefit obligations	$21,743	$1,210	$22,953
Fair value of assets	18,908	—	18,908
Net liability	$2,835	$1,210	$4,045

PENSION PLANS SPONSORED BY GE HEALTHCARE, INCLUDING THOSE TRANSFERRED BY GE.

As the pension plans were transferred by GE on January 1, 2023 there are no amounts included for these plans in the period ended March 31, 2022. Pension plans with pension assets or obligations less than $50 million and $20 million as of March 31, 2023 and 2022, respectively, are not included in the results below.

Components of Expense (Income)
	Defined benefit plans		Other postretirement plans
For the three months ended March 31	2023	2022	2023	2022
Service cost – Operating	$14	$5	$2	$—
Interest cost	292	4	15	—
Expected return on plan assets	(356)	(7)	—	—
Amortization of net loss (gain)	(29)	2	(16)	—
Amortization of prior service cost (credit)	(1)	(1)	(22)	—
Non-operating	$(94)	$(2)	$(23)	$—
Net periodic (income) expense	$(80)	$3	$(21)	$—

For the three months ended March 31, 2023, the Company made contributions for benefit payments totaling $48 million to the pension plans and $43 million to its postretirement plans. For the remainder of 2023, the Company expects to make future benefit payments of approximately $255 million to our defined benefit pension and postretirement plans for benefit payments. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2023. Future contributions will depend on market conditions, interest rates, and other factors.

Prior to the Spin-Off, we disclosed postretirement plans with assets or obligations that exceeded $20 million. As a result of the transferred liabilities and assets to GE HealthCare on January 1, 2023, we now present postretirement plans with assets or obligations that exceed $50 million. For the year, the Company expects to contribute approximately $11 million to postretirement plans that are no longer disclosed.

Defined Contribution Plan
As a result of the Spin-Off, GE HealthCare established a defined contribution plan for its eligible U.S. employees that was largely consistent with the plan they participated in while GE HealthCare operated as a business of GE. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan in 2023 and GE’s defined contribution plan in 2022 represent the employer matching contributions for GE HealthCare employees and were $33 million and $31 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 10. INCOME TAXES

Our income tax rate was 29.9% and 24.6% for the three months ended March 31, 2023 and 2022, respectively. The tax rate for 2023 is higher than the U.S. statutory rate primarily due to the cost of global activities, including the U.S. taxation on international operations, withholding taxes, and state taxes. The tax rate for 2022 is higher than the U.S. statutory rate primarily due to the cost of global activities, including the U.S. taxation on international operations and state taxes.

The Company is currently being audited in a number of jurisdictions for tax years 2004-2021, including China, Egypt, France, Germany, Norway, the United Kingdom, and the U.S.

In the first quarter of 2023, the Company changed its accounting policy for presentation of interest expense on uncertain tax positions from within “Interest and other financial charges – net” to within “Benefit (provision) for income taxes.” See Note 1, “Organization and Basis of Presentation” for further information.

Post Spin-Off, the Company’s previously undistributed earnings of certain of our foreign subsidiaries are no longer indefinitely reinvested in non-U.S. businesses due to current U.S. funding needs. Therefore, an incremental deferred tax liability of $30 million has been recorded for withholding and other foreign taxes due upon future distribution of earnings. In addition, the Company is providing for withholding and other foreign taxes due upon future distribution of current period earnings.

Also, in connection with the Spin-Off, our net deferred income tax assets increased by $3,099 million primarily due to transfers from GE, including $964 million related to pension and postretirement benefits, with the remainder primarily attributable to tax attributes that were not part of the Company’s stand-alone operations, and changes to valuation on a GE HealthCare basis.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET

Changes in Accumulated other comprehensive income (loss) (“AOCI”) by component, net of income taxes, for the three months ended March 31, 2023 and 2022 were as follows:

	For the three months ended March 31, 2023
	Currency translation adjustments(a)	Benefit plans	Cash flow hedges	Total AOCI
December 31, 2022	$(1,845)	$(42)	$9	$(1,878)
Other comprehensive income (loss) before reclasses – net of taxes of $(11), $2, and $4	85	(13)	(13)	59
Unrecognized gain transferred from GE pension – net of taxes of $0, $(509), and $0(b)	—	1,972	—	1,972
Reclasses from AOCI – net of taxes of $0, $16, and $7	—	(52)	(26)	(78)
March 31, 2023	$(1,760)	$1,865	$(30)	$75

	For the three months ended March 31, 2022
	Currency translation adjustments(a)	Benefit plans	Cash flow hedges	Total AOCI
December 31, 2021	$(969)	$(100)	$32	$(1,037)
Other comprehensive income (loss) before reclasses – net of taxes of $(2), $(9), and $(6)	(153)	(5)	35	(123)
Reclasses from AOCI – net of taxes of $0, $0, and $0	—	—	(11)	(11)
March 31, 2022	$(1,122)	$(105)	$56	$(1,171)
(a) The amount of foreign currency translation recognized in Other comprehensive income (loss) during the three months ended March 31, 2023 and 2022 included net gains (losses) relating to net investment hedges, as further discussed in Note 12, “Financial Instruments and Fair Value Measurements.”
(b) Refer to Note 9, “Postretirement Benefit Plans” for further information on the unrecognized gain transferred from GE pension in connection with the Spin-Off.

NOTE 12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

DERIVATIVES AND HEDGING.

Our primary objective in executing and holding derivatives is to reduce the earnings and cash flow volatility associated with fluctuations in foreign currency exchange rates and commodity prices and hedge the volatility associated with the translation of the assets and liabilities of subsidiaries with a different functional currency than the USD. These hedge contracts reduce, but do not entirely eliminate, the impact of foreign currency rate and commodity price movements. The Company does not enter into or hold derivative instruments for speculative trading purposes.

Cash Flow Hedges
The total amount in AOCI related to cash flow hedges of foreign currency-denominated forecasted transactions was a net $30 million loss as of March 31, 2023. We expect to reclassify $27 million of pre-tax net deferred losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. Pre-tax gains (losses) reclassified from AOCI into earnings were $33 million and $11 million, for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the maximum length of time over which we are hedging our forecasted transactions was approximately two years.

Net Investment Hedges
As of March 31, 2023 and December 31, 2022, the Company had $2,176 million and $2,132 million notional, respectively, of receive-fixed USD, pay-fixed Euro (“EUR”) cross-currency swaps and designated each as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of its net investment in certain EUR-functional subsidiaries.

The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:

Fair Value of Derivatives
	March 31, 2023			December 31, 2022
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency exchange contracts	$1,226	$25	$62	$1,240	$32	$53
Derivatives accounted for as cash flow hedges	1,226	25	62	1,240	32	53
Cross-currency swaps	2,176	21	167	2,132	—	111
Derivatives accounted for as net investment hedges	2,176	21	167	2,132	—	111
Foreign currency exchange contracts	4,690	38	22	4,456	9	20
Embedded derivatives	594	19	14	604	24	18
Equity contracts	231	15	3	8	—	6
Commodity derivatives	54	1	3	48	1	1
Derivatives not designated as hedges	5,569	73	42	5,116	34	45
Total derivatives	$8,971	$119	$271	$8,488	$66	$209
Under the master arrangements with the respective counterparties to our derivative contracts, in certain circumstances and subject to applicable requirements, we are allowed to net settle transactions with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our Condensed Consolidated and Combined Statements of Financial Position and in the table above. The fair value of the derivatives contracts are recognized within All other current assets, All other assets, All other current liabilities, and All other liabilities in the Condensed Consolidated and Combined Statements of Financial Position based upon the contractual timing of settlements for these contracts.
As of March 31, 2023, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $56 million.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges:

Pre-tax Gains (Losses) Recognized in OCI Related to Cash flow and Net Investment Hedges
	For the three months ended March 31
	2023	2022
Cash flow hedges	$(17)	$41
Net investment hedges	35	—

The table below presents the gains (losses) of our derivative financial instruments in the Condensed Consolidated and Combined Statements of Income:

Derivative Financial Instruments
	For the three months ended March 31, 2023				For the three months ended March 31, 2022
	Cost of products	Cost of services	Selling, general and administrative	Other (a)	Cost of products	Cost of services	Selling, general and administrative	Other (a)
Foreign currency exchange contracts	$27	$6	$—	$—	$9	$2	$—	$—
Effects of cash flow hedges	27	6	—	—	9	2	—	—
Cross-currency swaps	—	—	—	—	—	—	—	—
Effects of net investment hedges	—	—	—	—	—	—	—	—
Foreign currency exchange contracts	7	2	—	1	(1)	—	—	—
Embedded derivatives	—	—	—	(1)	—	—	—	3
Equity contracts	—	—	15	3	—	—	—	—
Commodity derivatives	—	—	—	(2)	—	—	—	10
Effect of derivatives not designated as hedges	$7	$2	$15	$1	$(1)	$—	$—	$13
(a) Amounts inclusive of Other income (expense) - net on the Condensed Consolidated and Combined Statements of Income.

FAIR VALUE MEASUREMENTS.

The following table represents financial assets and liabilities that are recorded and measured at fair value on a recurring basis:

Fair Value of Financial Assets and Liabilities
	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$31	$—	$—	$31	$21	$—	$—	$21
Derivatives	—	119	—	119	—	66	—	66
Liabilities:
Deferred compensation(a)	264	3	—	267	62	2	—	64
Derivatives	—	268	3	271	—	203	6	209
Contingent consideration	—	—	57	57	—	—	42	42
(a) Certain deferred compensation plans whose value is derived from market-based securities values were transferred from GE as part of the Spin-Off.

Contingent Consideration
The contingent consideration liabilities as of March 31, 2023 and December 31, 2022 were recorded in connection with business acquisitions. Changes in the Level 3 fair value measurement of contingent consideration were not material during the three months ended March 31, 2023 and 2022.

Fair Value of Other Financial Instruments
The estimated fair value of long-term debt (including the current portion) as of March 31, 2023 and December 31, 2022, was $10,819 million and $8,512 million compared to a carrying value (which includes a reduction for amortized debt issuance costs and discounts) of $10,239 million and $8,241 million, respectively. The fair value of our borrowings is determined based on observable and quoted prices and spreads of identical and comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 8, “Borrowings” for further information.

Non-recurring Fair Value Measurements
Equity investments without readily determinable fair value as of March 31, 2023 and December 31, 2022, were $119 million and $117 million, respectively.

NOTE 13. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES

GUARANTEES.

The Company has off-balance sheet credit exposure through standby letters of credit, bank guarantees, bid bonds, and surety bonds. See Note 8, “Borrowings" for further information. In addition, GE has provided parent company guarantees in certain jurisdictions where we lack the legal structure to issue the requisite guarantees required on certain projects.

Following the Spin-Off, which was completed pursuant to a Separation and Distribution Agreement (the "Separation and Distribution Agreement"), the Company has remaining performance guarantees on behalf of GE. Under the Separation and Distribution Agreement, GE is obligated to use reasonable best efforts to replace the Company as the guarantor or terminate all such performance guarantees. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligors, the Company could be obligated to make payments under the applicable instruments for which GE is obligated to reimburse and indemnify the Company. As of March 31, 2023 the Company’s maximum aggregate exposure, subject to GE reimbursement, is approximately $164 million.

PRODUCT WARRANTIES.

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

Product Warranties
	For the three months ended March 31
	2023	2022
Balance at beginning of period	$193	$161
Current-year provisions	49	55
Expenditures	(51)	(45)
Other changes	2	(1)
Balance at end of period	$193	$170

Product warranties are recognized within All other current liabilities in the Condensed Consolidated and Combined Statements of Financial Position.

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

Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. Service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia (the “District Court”) against a number of pharmaceutical and medical device companies, including GE HealthCare and certain affiliates, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint seeks monetary relief and alleges that the defendants provided funding for an Iraqi terrorist organization through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of the plaintiffs’ claims. In January 2022, a panel of the U.S. Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In February 2022, the defendants requested review of the decision by all of the judges on the U.S. Court of Appeals for the District of Columbia Circuit (“the D.C. Circuit”). On February 2, 2023, the D.C. Circuit denied this request. On February 10, 2023, defendants filed a motion for a temporary, partial stay of further district court proceedings until the Supreme Court issues its decision in a separate case, Twitter, Inc. v. Taamneh, which also involves the U.S. Anti-Terrorism Act. On March 1, 2023, the District Court granted the motion for a temporary, partial stay. Defendants also plan to petition the Supreme Court to review the D.C. Circuit’s decision.

NOTE 14. RESTRUCTURING AND OTHER ACTIVITIES
Restructuring activities are essential to reflect the business operating model for GE HealthCare as a stand-alone company and mostly involve workforce reductions, organizational realignments, and revisions to our real estate footprint. Specifically, restructuring and other charges primarily include facility exit costs, employee-related termination benefits associated with workforce reductions, asset write-downs, and cease-use costs. For segment reporting, restructuring, and other activities are not allocated.
As a result of committed restructuring initiatives, we recorded expenses of $12 million for both the three months ended March 31, 2023 and 2022. These restructuring initiatives are expected to result in additional expenses of approximately $71 million, to be incurred primarily in 2023, substantially related to employee-related termination benefits and facility exit costs. Restructuring expenses are recognized within Cost of products, Cost of services, or Selling, general, and administrative ("SG&A"), as appropriate, in the Condensed Consolidated and Combined Statements of Income.

Restructuring and Other Activities
	For the three months ended March 31
	2023	2022
Employee termination costs	$10	$9
Facility and other exit costs	1	3
Asset write-downs	1	—
Total restructuring and other activities	$12	$12

In connection with the Spin-Off, GE transferred employee termination obligations for services already rendered of $31 million to GE HealthCare. Liabilities related to restructuring are recognized within All other current liabilities and All other liabilities in the Condensed Consolidated and Combined Statements of Financial Position and totaled $99 million and $75 million as of March 31, 2023 and December 31, 2022, respectively.

NOTE 15. SHARE-BASED COMPENSATION

We grant stock options, restricted stock units (“RSU”), and performance share units (“PSU”) to employees under the 2023 Long-Term Incentive Plan (“LTIP”). The Talent, Culture, and Compensation Committee of the Board of Directors approves grants under the LTIP. Under the LTIP, we are authorized to issue up to approximately 41 million shares. We record compensation expense for awards expected to vest over the vesting period. We estimate forfeitures based on experience and adjust expense to reflect actual forfeitures. When options are exercised, RSUs vest, and PSUs are earned, we issue shares from authorized unissued common stock.

Stock options provide employees the opportunity to purchase GE HealthCare shares in the future at the market price of our stock on the date the award is granted (the strike price). The options become exercisable over the vesting period, typically becoming fully vested in three to three and a half years, and expire ten years from the grant date if not exercised. An RSU provides an employee the right to one share of GE HealthCare stock when the restrictions lapse over the vesting period. Upon vesting, each RSU is converted into one share of GE HealthCare common stock. PSUs provide an employee with the right to receive shares of GE HealthCare stock based upon achievement of certain performance and market metrics. Upon vesting, each PSU earned is converted into shares of GE HealthCare common stock. We value stock options using a Black-Scholes option pricing model, RSUs using the market price on the grant date, and PSUs using the market price on the grant date and a Monte Carlo simulation as needed based on performance metrics.

The following tables provide the weighted average fair value of options, RSUs, and PSUs granted to employees during the three months ended March 31, 2023 and the related stock option valuation assumptions used in the Black-Scholes model:

Weighted Average Grant Date Fair Value
(In dollars)	March 31, 2023
Stock options	$25
RSUs	72
PSUs	84

Key Assumptions in the Black-Scholes Valuation for Stock Options
March 31, 2023
Risk free rate	3.6%
Dividend yield	—%
Expected volatility	26.5%
Expected term (in years)	6.3
Strike price (in dollars)	$71

For new awards granted in 2023, the expected volatility was derived from a peer group’s blended historical and implied volatility as GE HealthCare does not have sufficient historical volatility based on the expected term of the underlying options. The expected term of the stock options was determined using the simplified method. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The dividend yield input was zero as it was uncertain if a dividend would be paid at the time of the grant.

Share-Based Compensation Activity
	Stock options				RSUs
	Shares (in thousands)	Weighted average exercise price (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding as of January 4, 2023(a)	3,738	$90			3,551	$58
Granted	2,037	71			1,612	72
Exercised/Vested	(326)	56			(558)	70
Forfeited	(3)	68			(52)	63
Expired	(5)	143			—	—
Outstanding as of March 31, 2023	5,441	$85	6.6	$57	4,553	$63	2.0	$374
Exercisable as of March 31, 2023	3,182	$94	4.3	$33	N/A	N/A	N/A	N/A
Expected to vest	1,681	$71	9.7	$18	3,817	$54	2.0	$313
(a) Our common stock began “regular way” trading on The Nasdaq Global Market on January 4, 2023. The shares outstanding as of January 4, 2023 pertain to GE equity-based awards issued by GE in prior periods to employees of the Company that were converted to GE HealthCare equity-based awards as part of the Spin-Off.

Total outstanding PSUs as of March 31, 2023 were 1,271 thousand shares with a weighted average fair value of $85 dollars. The intrinsic value and weighted average contractual term of PSUs outstanding were $104 million and 2.0 years, respectively.

The following tables present compensation expense and tax impact recognized as well as other share-based compensation data for the three months ended March 31, 2023.

Share-based Compensation Expense
March 31, 2023
Compensation expense (pre-tax)	$24
Income tax benefits	(8)
Compensation expense (after-tax)	$16

Other Share-based Compensation Data
March 31, 2023
Unrecognized compensation expense (amortized over a weighted average period of 2.0 years)	$212
Cash received from stock options exercised	18
Intrinsic value of stock options exercised and RSU/PSUs vested	48

NOTE 16. EARNINGS PER SHARE

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

Earnings Per Share
	For the three months ended March 31
(In millions, except per share amounts)	2023	2022
Numerator:
Net income	$383	$402
Net (income) attributable to noncontrolling interests	(11)	(13)
Net income attributable to GE HealthCare	372	389
Deemed preferred stock dividend of redeemable noncontrolling interest	(183)	—
Net income attributable to GE HealthCare common stockholders	$189	$389
Denominator:
Basic weighted-average shares outstanding	454	454
Dilutive effect of common stock equivalents	3	—
Diluted weighted-average shares outstanding	457	454
Basic Earnings Per Share	$0.42	$0.86
Diluted Earnings Per Share	$0.41	$0.86
Antidilutive securities(a)	4	—
(a) Diluted EPS excludes certain shares issuable under stock based compensation plans because the effect would have been antidilutive.

NOTE 17. SUPPLEMENTAL FINANCIAL INFORMATION

Cash, Cash Equivalents and Restricted Cash	As of
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$2,324	$1,440
Short-term restricted cash	3	5
Total cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated and Combined Statements of Financial Position	2,327	1,445
Long-term restricted cash(a)	7	6
Total cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated and Combined Statements of Cash Flows	$2,334	$1,451
(a) Long-term restricted cash is recognized within All other assets in the Condensed Consolidated and Combined Statements of Financial Position.

Inventories
	As of
	March 31, 2023	December 31, 2022
Raw materials	$1,097	$1,053
Work in process	107	91
Finished goods	1,052	1,011
Inventories(a)	$2,256	$2,155
(a) Certain inventory items are long-term in nature and therefore have been recognized within All other assets in the Condensed Consolidated and Combined Statements of Financial Position.

ALL OTHER CURRENT AND NON-CURRENT ASSETS.

All other current assets primarily include prepaid expenses and deferred costs, financing receivables, and derivative instruments. All other assets primarily include pension assets, equity method and other investments, financing receivables, long-term customer and sundry receivables, long-term inventories, and long-term contract and other deferred assets. All other current and non-current assets increased in the three months ended March 31, 2023, primarily due to assets transferred from GE as a result of the Spin-Off. Refer to Note 1, “Organization and Basis of Presentation” for further information.

ALL OTHER CURRENT AND NON-CURRENT LIABILITIES.

All other current liabilities and All other liabilities primarily include liabilities related to employee compensation and benefits, long-term contract liabilities, income taxes payable and uncertain tax positions, operating lease liabilities, sales allowances, equipment projects and other commercial liabilities, environmental, health and safety obligations, derivative instruments, product warranties, and accrued freight and utilities. All other current and non-current liabilities increased in the three months ended March 31, 2023, primarily due to liabilities transferred from GE as a result of the Spin-Off and the exercise of certain redeemable noncontrolling interests. Refer to Note 1, “Organization and Basis of Presentation” and “Redeemable noncontrolling interests” below for further information.

SUPPLY CHAIN FINANCE PROGRAMS.

The Company participates in voluntary supply chain finance programs which provide participating suppliers the opportunity to sell their GE HealthCare receivables to third parties at the sole discretion of both the suppliers and the third parties. We evaluate supply chain finance programs to ensure the use of a third-party intermediary to settle our trade payables does not change the nature, existence, amount, or timing of our trade payables and does not provide the Company with any direct economic benefit. If any characteristics of the trade payables change or we receive a direct economic benefit, we reclassify the trade payables as borrowings. In connection with the supply chain finance program, payment terms normally range from 30 to 150 days, not exceeding 180 days, depending on the underlying supplier agreements. Included in Accounts payable as of March 31, 2023 and December 31, 2022 were $390 million and $392 million, respectively, of confirmed supplier invoices that are outstanding and subject to the third-party programs.

REDEEMABLE NONCONTROLLING INTERESTS.

The Company has noncontrolling interests with redemption features. These redemption features, such as put options, could require the Company to purchase the noncontrolling interests upon the occurrence of certain events, such as a change of control of the Company. All noncontrolling interests with redemption features that are not solely within our control are recognized within the Condensed Consolidated and Combined Statements of Financial Position between liabilities and equity. Redeemable noncontrolling interests are initially recorded at the issuance date fair value. Those that are currently redeemable or probable of becoming redeemable are subsequently adjusted to the greater of current redemption value or initial carrying value. A change of control is generally not considered probable until it occurs.

The activity attributable to redeemable noncontrolling interests for the three months ended March 31, 2023 and 2022 is presented below.

Redeemable Noncontrolling Interests
	For the three months ended March 31
	2023	2022
Balance at beginning of period	$230	$220
Net income attributable to redeemable noncontrolling interests	10	9
Redemption value adjustments(a)	183	—
Exercise of redeemable noncontrolling interests(b)	(222)	—
Balance at end of period	$201	$229
(a) As of January 3, 2023, certain redeemable noncontrolling interests were probable of becoming redeemable due to the change of control that occurred upon consummation of the Spin-Off. These redeemable noncontrolling interests were remeasured to their current redemption value resulting in a redemption value adjustment of $183 million. The remeasurement was accounted for as a deemed preferred stock dividend of redeemable noncontrolling interest and recorded as an adjustment to retained earnings.
(b) In February 2023, the redeemable noncontrolling interest holder exercised its option redemption provision. The expected redemption payment of $222 million is expected to be made in the second quarter of 2023 and has been recognized within All other current liabilities.

Other Income (Expense) – Net
	For the three months ended March 31
	2023	2022
Net interest and investment income (expense)	$13	$(2)
Equity method investment income	4	3
Change in fair value of assumed obligation	(13)	—
Other items, net(a)	4	25
Total other income (expense) – net	$8	$26
(a) Other items, net primarily consists of licensing and royalty income and gains and losses related to derivatives for the three months ended March 31, 2022.

NOTE 18. RELATED PARTIES

PRIOR TO SPIN-OFF.
Prior to the Spin-Off, GE provided the Company with significant corporate infrastructure and shared services. Some of these services will continue to be provided by GE to the Company on a temporary basis under the Transition Services Agreement, as discussed below. The following disclosures summarize related party activity between GE HealthCare and GE. This activity, which occurred prior to the Spin-Off, is included in the condensed combined financial statements.
Pensions, Benefit, and Contribution Plans
As discussed in Note 9, “Postretirement Benefit Plans,” employees of the Company participated in pensions, benefit, and contribution plans that were sponsored by GE. The Company was charged $59 million for the three months ended March 31, 2022 related to employee participation in these plans. In connection with the Spin-Off, a portion of these plans were transferred to the Company.
Share-based Compensation
GE granted various employee benefits to its group employees, including those of the Company, under the GE Long-Term Incentive Plan. These benefits primarily included stock options and restricted stock units. Compensation expense allocated to the Company was $19 million for the three months ended March 31, 2022, and is recognized within SG&A in the Condensed Combined Statement of Income.
Corporate Overhead and Other Allocations from GE
GE provided certain services described below that were charged to the Company based on employee headcount, revenue, or other allocation methodologies.

Corporate Allocations from GE
March 31, 2022
Costs for centralized services(a)	$13
Costs associated with employee medical insurance(b)	30
Costs for corporate and shared services(c)	116
(a) Costs for centralized services such as public relations, treasury and cash management, and other services were recognized within SG&A in the Condensed Combined Statement of Income.
(b) Costs associated with employee medical insurance were recognized within Cost of products, Cost of services, SG&A, and Research and development ("R&D") in the Condensed Combined Statement of Income based on the employee population.
(c) Costs for corporate and shared services such as information technology, finance and other services were primarily recognized in SG&A and R&D in the Condensed Combined Statement of Income.

Management believes that the expense and cost allocations have been determined on a basis that is a reasonable reflection of the utilization of services provided or the benefit received by the Company during the three months ended March 31, 2022. The amounts that would have been, or will be incurred, on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees, or other factors.

AFTER SPIN-OFF.

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE, including, but not limited to the following which had activity during the first quarter of 2023:

•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and GE following the Distribution, including procedures with respect to claims subject to indemnification and related matters..

•Transition Services Agreement – governs all matters relating to the provision of services between the Company and GE on a transitional basis. The services the Company receives include support for digital technology, human resources, supply chain, finance, and real estate services, among others. The services generally commenced on the date of the Spin-Off and will terminate up to 36 months following the Distribution Date depending upon the related transitional service. For the three months ended March 31, 2023, we incurred $108 million, net, which represents fees charged from GE to the Company primarily for information technology, human resources, and R&D and is net of fees charged from the Company to GE for facilities and other shared services.

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
Current amounts due from and to GE under the various agreements described above are recognized within Due from related parties or Due to related parties, as applicable, in the Condensed Consolidated and Combined Statements of Financial Position. Non-current amounts due from and to GE were $77 million and $108 million, respectively, as of March 31, 2023 and were recognized within All other assets or All other liabilities, as applicable, in the Condensed Consolidated Statements of Financial Position. These amounts primarily relate to tax and other indemnities.

GE HealthCare sells products and services in the ordinary course of business to certain entities associated with two members of our Board of Directors. During the three months ended March 31, 2023, we recognized revenue of $24 million from these entities in connection with providing products and services. Current amounts due from these entities as of March 31, 2023 were not significant.

NOTE 19. SUBSEQUENT EVENTS

On April 25th, 2023 the Company’s Board of Directors declared a cash dividend of $0.03 per share of common stock, payable on June 15, 2023, to stockholders of record on May 23, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated and combined financial statements and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of GE HealthCare Technologies Inc. (“GE HealthCare,” the “Company,” “our,” or “we”) for the three months ended March 31, 2023 and 2022. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Actual results may differ materially from these expectations, see “Forward-Looking Statements.”

The following tables are presented in millions of United States ("U.S.") dollars unless otherwise stated, except for per-share amounts which are presented in U.S. dollars.

Unless the context otherwise requires, references to “GE HealthCare,” “we,” “us,” “our,” and the “Company” refer to (i) General Electric Company's ("GE's") healthcare business prior to the previously announced spin-off of the Company on January 3, 2023 (the “Spin-Off”) as a carve-out business of GE with related condensed combined financial statements and (ii) GE HealthCare Technologies Inc. and its subsidiaries following the Spin-Off with related condensed consolidated financial statements.

GE HealthCare’s operations are organized and managed through four reportable segments: Imaging, Ultrasound, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”).

TRENDS AND FACTORS IMPACTING OUR PERFORMANCE

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and particularly in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Russia and Ukraine Conflict
We had $158 million and $143 million of assets in, or directly related to, these two countries as of March 31, 2023 and December 31, 2022, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $78 million and $58 million from customers in these two countries for the three months ended March 31, 2023 and March 31, 2022, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. Our board of directors (the "Board"), with management, will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

TRANSITION TO STAND-ALONE COMPANY.

Financial Presentation Under GE Ownership
GE HealthCare utilized allocations and carve-out methodologies through the date of the Spin-Off to prepare historical condensed combined financial statements. The condensed combined financial statements herein for periods prior to the Spin-Off may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us, and may not reflect our results of operations, financial position, and cash flows had we been a separate, stand-alone company during the historical periods presented. For additional information, see Note 1, “Organization and Basis of Presentation” to the condensed consolidated and combined financial statements.

Pension and Other Benefit-Related Liabilities
In connection with the Spin-Off, on January 1, 2023 GE transferred certain plan liabilities and assets to GE HealthCare. The amounts related to the plans assumed by GE HealthCare on January 1, 2023, in addition to the existing GE HealthCare plans, are shown in the table below.

Postretirement Benefit Plans
	Projected benefit obligations	Fair value of plan assets	Funded status - surplus (deficit)
GE HealthCare Pension Plan	$15,968	$14,860	$(1,108)
GE HealthCare Supplementary Pension Plan	2,032	—	(2,032)
Other Pension Plans	3,743	4,048	305
Retiree Benefit Plans	1,210	—	(1,210)
Total transferred plans	$22,953	$18,908	$(4,045)
Plans sponsored by GE HealthCare	703	425	(278)
Total postretirement benefit plans	$23,656	$19,333	$(4,323)

Refer to Note 9, “Postretirement Benefit Plans” to the condensed consolidated and combined financial statements for further information.

SUMMARY OF KEY PERFORMANCE MEASURES

Management reviews and analyzes several key performance measures including Total revenues, Remaining Performance Obligations (“RPO”), Operating income, Net income attributable to GE HealthCare, Earnings per share - continuing operations, and Cash flow from operations. Management also reviews and analyzes Organic revenue*, Adjusted Earnings Before Interest and Taxes* (“Adjusted EBIT*”), Adjusted net income*, Adjusted earnings per share*, and Free cash flow*, which are non-GAAP financial measures. These measures are reviewed and analyzed in order to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions, including those discussed below. The non-GAAP financial measures should be considered along with the most directly comparable U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures. Definitions of these non-GAAP financial measures, a discussion of why we believe they are useful to management and investors as well as certain of their limitations, and reconciliations to their most directly comparable U.S. GAAP financial measures are provided below under “Non-GAAP Financial Measures.”

Total Revenues
	For the three months ended March 31
	2023	2022	% change	% organic* change
Total revenues	$4,707	$4,343	8%	12%

Total revenues were $4,707 million for the three months ended March 31, 2023, an increase of $364 million, or 8% as reported and 12% organically* from the three months ended March 31, 2022, primarily driven by growth across all segments. See “Total revenues” section below for further information.

Remaining Performance Obligations
	As of March 31	As of December 31
	2023	2022	% change
Products	$4,966	$4,992	(1)%
Services	9,524	9,351	2%
Total RPO	$14,490	$14,343	1%

RPO represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. RPO as of March 31, 2023 increased 1% from December 31, 2022, primarily due to the timing of multi-year service contract renewals in the U.S.

Business Performance
	For the three months ended March 31
	2023	2022	% change
Operating income	$559	$509	10%
Net income attributable to GE HealthCare	372	389	(4)%
Adjusted EBIT*	664	599	11%
Adjusted net income*	388	437	(11)%
____________________
*Non-GAAP Financial Measure

Operating income was $559 million for the three months ended March 31, 2023, an increase of $50 million or 10% from the three months ended March 31, 2022. Net income attributable to GE HealthCare was $372 million for the three months ended March 31, 2023, a decrease of $17 million or 4% from the three months ended March 31, 2022. The increase in Operating income was mainly attributable to an increase in Total revenues, partially offset by increased costs associated with being a standalone company and planned Research and Development ("R&D") investments. The decrease in Net income attributable to GE HealthCare was mainly driven by increased interest expense on our indebtedness, partially offset by an increase in Non-operating benefit income.

Adjusted EBIT* was $664 million for the three months ended March 31, 2023, an increase of $65 million or 11% from the three months ended March 31, 2022. Adjusted net income* was $388 million for the three months ended March 31, 2023, a decrease of $49 million or 11% from the three months ended March 31, 2022. The increase of Adjusted EBIT* was mainly attributable to an increase in Operating income. The decrease in Adjusted net income* was primarily driven by increased interest expense on our indebtedness, partially offset by the increase in Operating income. See “Operating income, Net Income Attributable to GE HealthCare, Adjusted EBIT*, and Adjusted Net Income*” below for further information.

Cash Flow
	For the three months ended March 31
	2023	2022	% change
Cash from (used for) operating activities – continuing operations	$468	$468	—%
Free cash flow*	325	371	(12)%

Cash generated from operating activities – continuing operations was $468 million for the three months ended March 31, 2023 and 2022.

Free cash flow* was $325 million for the three months ended March 31, 2023, a decrease of $46 million or 12% from the three months ended March 31, 2022, primarily driven by a decrease in accounts payable, an increase in company funded benefit payments for postretirement benefit plans, and an increase in additions to Property, Plant, and Equipment (“PP&E”), partially offset by a decrease in inventory, a decrease in current receivables and lower cash taxes paid.

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented:

Condensed Consolidated and Combined Statements of Income
	For the three months ended March 31
	2023	2022
Sales of products	$3,131	$2,787
Sales of services	1,576	1,556
Total revenues	4,707	4,343
Cost of products	2,037	1,914
Cost of services	779	751
Gross profit	1,891	1,678
Selling, general, and administrative	1,062	931
Research and development	270	238
Total operating expenses	1,332	1,169
Operating income	559	509
Interest and other financial charges—net	136	4
Non-operating benefit (income) costs	(115)	(2)
Other (income) expense—net	(8)	(26)
Income from continuing operations before income taxes	546	533
Benefit (provision) for income taxes	(163)	(131)
Net income	383	402
Net (income) attributable to noncontrolling interests	(11)	(13)
Net income attributable to GE HealthCare	$372	$389

____________________
*Non-GAAP Financial Measure

TOTAL REVENUES.

Revenues by Segment
	For the three months ended March 31
	2023	2022	% change	% organic* change
Segment revenues
Imaging	$2,496	$2,311	8%	12%
Ultrasound	859	815	5%	10%
PCS	781	716	9%	11%
PDx	558	484	15%	19%
Other(a)	13	17
Total revenues	$4,707	$4,343	8%	12%
(a)Financial information not presented within the reportable segments, shown within the Other category, represents the HealthCare Financial Services (“HFS”) business which does not meet the definition of an operating segment.

Revenues by Region
	For the three months ended March 31
	2023	2022	% change
USCAN	$2,083	$1,943	7%
EMEA	1,168	1,092	7%
China region	672	569	18%
Rest of World	784	739	6%
Total revenues	$4,707	$4,343	8%

For the three months ended March 31, 2023

Total revenues were $4,707 million for the three months ended March 31, 2023, growing 8% or $364 million as reported and 12% organically*. The reported growth was primarily due to Sales of products growing 12% or $344 million as reported, driven by growth across all segment revenues.

The segment revenues were as follows:

•Imaging segment revenues were $2,496 million for the three months ended March 31, 2023, growing 8% or $185 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 12% primarily due to growth in MR and MI/CT product lines due to supply chain fulfillment improvements and new product introductions;
•Ultrasound segment revenues were $859 million for the three months ended March 31, 2023, growing 5% or $44 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 10% primarily due to growth in cardiovascular, general imaging, and women's health products primarily due to new product introductions and supply chain fulfillment improvements;
•PCS segment revenues were $781 million for the three months ended March 31, 2023, growing 9% or $65 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 11% with growth across all product lines driven by supply chain fulfillment improvements; and
•PDx segment revenues were $558 million for the three months ended March 31, 2023, growing 15% or $74 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 19%, with a growth in sales volume of our products seen across all regions.

____________________
*Non-GAAP Financial Measure

The regional revenues were as follows:

•USCAN revenues were $2,083 million for the three months ended March 31, 2023, growing 7% or $140 million as reported due to growth across all segment revenues;
•EMEA revenues were $1,168 million for the three months ended March 31, 2023, growing 7% or $76 million as reported due to growth in Imaging and PDx revenues, partially offset by unfavorable foreign currency impacts;
•China region revenues were $672 million for the three months ended March 31, 2023, growing 18% or $103 million as reported due to growth across all segment revenues, partially offset by unfavorable foreign currency impacts; and
•Rest of World revenues were $784 million for the three months ended March 31, 2023, growing 6% or $45 million as reported due to growth in Imaging and PDx revenues, partially offset by unfavorable foreign currency impacts.

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the three months ended March 31
	2023	% of Total revenues	2022	% of Total revenues	% change
Operating income	$559	11.9%	$509	11.7%	10%
Net income attributable to GE HealthCare	372	7.9%	389	9.0%	(4)%
Adjusted EBIT*	664	14.1%	599	13.8%	11%
Adjusted net income*	388	8.2%	437	10.1%	(11)%
For the three months ended March 31, 2023

Operating income was $559 million for the three months ended March 31, 2023, an increase of $50 million and 20 basis points as a percentage of Total revenues. The increase as a percent of Total revenues was due to the following factors:

•Cost of products sold increased $123 million but decreased 360 basis points as a percent of Sales of products. The decrease as a percent of sales was driven by cost productivity initiatives and an increase in pricing of our products, partially offset by continued cost inflation. Cost of services sold increased $28 million or 110 basis points as a percent of Sales of services. The increase as a percent of sales was driven by cost inflation, partially offset by cost productivity initiatives and an increase in pricing of our service offerings. Included in our total cost of revenue for the three months ended March 31, 2023, as part of our product investment, was $110 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $105 million for the three months ended March 31, 2022; and
•Total operating expenses increased $163 million due to an increase in Selling, general, and administrative (“SG&A”) expense of $131 million driven by increased costs associated with both the stand-up and operation as a standalone company and investment in commercial teams and an increase in planned R&D investments of $32 million. As a result, SG&A as a percentage of Total revenues increased by 120 basis points and R&D as a percentage of Total revenues increased by 20 basis points.

Net income attributable to GE HealthCare and Net income margin was $372 million and 7.9% for the three months ended March 31, 2023, a decrease of $17 million and 110 basis points, primarily due to the following factors:

•Operating income increased $50 million, as discussed above;
•Interest and other financial charges – net increased $132 million primarily due to interest expense related to the debt securities issued by GE HealthCare in November of 2022 and the Term Loan Facility drawn upon in January of 2023;
•Non-operating benefit (income) costs increased $113 million primarily related to the pension plans transferred to GE HealthCare as part of the Spin-Off; and
•Provision for income taxes increased $32 million primarily due to taxes accrued for the repatriation of current earnings as well as a one-time charge for prior period earnings of certain of our foreign subsidiaries. For additional detail regarding our income taxes, and Note 10, “Income Taxes” to the condensed consolidated and combined financial statements.

Adjusted EBIT* and Adjusted EBIT margin* were $664 million and 14.1% for the three months ended March 31, 2023, an increase of $65 million and 30 basis points, respectively, primarily due to an increase in Operating income as discussed above.

____________________
*Non-GAAP Financial Measure

Adjusted net income* was $388 million for the three months ended March 31, 2023, a decrease of $49 million primarily due to higher Interest and other financial charges - net, partially offset by an increase in Operating income as discussed above.

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

Segment EBIT
	For the three months ended March 31
	2023	% of segment revenues	2022	% of segment revenues	% change
Segment EBIT
Imaging	$191	7.7%	$206	8.9%	(7)%
Ultrasound	207	24.1%	192	23.6%	8%
PCS	109	14.0%	65	9.1%	68%
PDx	155	27.8%	138	28.5%	12%
Other(a)	2		(2)
	$664		$599		11%
(a)Financial information not presented within the reportable segments, shown within the Other category, represents the HFS business and certain other investments which do not meet the definition of an operating segment.
For the three months ended March 31, 2023

•Imaging Segment EBIT was $191 million for the three months ended March 31, 2023, a decrease of $15 million due to cost inflation, planned investments, and mix between our product and service offerings, partially offset by productivity initiatives, an increase in price and growth in sales volume;
•Ultrasound Segment EBIT was $207 million for the three months ended March 31, 2023, an increase of $15 million due to growth in sales volume, cost productivity and an increase in price, partially offset by cost inflation and planned investments;
•PCS Segment EBIT was $109 million for the three months ended March 31, 2023, an increase of $44 million due to cost productivity and an increase in price, partially offset by cost inflation and planned investments; and
•PDx Segment EBIT was $155 million for the three months ended March 31, 2023, an increase of $17 million due to an increase in price, growth in sales volume, and cost productivity, partially offset by cost inflation and planned investments.

NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance and our liquidity that we believe help investors understand our financial condition, cash flows and operating results, and assess our future prospects. We believe that presenting these non-GAAP financial measures, in addition to the corresponding U.S. GAAP financial measures, are important supplemental measures that exclude non-cash or other items that may not be indicative of or related to our core operating results and the overall health of our company. We believe that these non-GAAP financial measures provide investors greater transparency to the information used by management for its operational decision-making and allow investors to see our results “through the eyes of management.” We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. When read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for making financial, operational, and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry.

____________________
*Non-GAAP Financial Measure

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

Free cash flow
We believe that Free cash flow provides management and investors with an important measure of our ability to generate cash on a normalized basis. Free cash flow also provides insight into our flexibility to allocate capital, including reinvesting in the Company for future growth, paying down debt, paying dividends, and pursuing other opportunities that may enhance stockholder value. Free cash flow is Cash from (used for) operating activities - continuing operations including cash flows related to the additions and dispositions of PP&E and internal-use software as well as the impact of discontinued factoring programs. Interest expense associated with external debt that was historically held by GE is not recognized in the condensed combined financial statements and related notes. Additionally, Free cash flow does not represent residual cash flows available for discretionary expenditures, due to the fact the measures do not deduct the payments required for debt repayments.

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

Organic Revenue*	For the three months ended March 31
	2023	2022	% change
Imaging revenues	$2,496	$2,311	8%
Less: Acquisitions(a)	—	—
Less: Dispositions(b)	—	—
Less: Foreign currency exchange	(98)	—
Imaging Organic revenue*	$2,594	$2,311	12%
Ultrasound revenues	$859	$815	5%
Less: Acquisitions(a)	—	—
Less: Dispositions(b)	—	—
Less: Foreign currency exchange	(40)	—
Ultrasound Organic revenue*	$899	$815	10%
PCS revenues	$781	$716	9%
Less: Acquisitions(a)	—	—
Less: Dispositions(b)	—	—
Less: Foreign currency exchange	(17)	—
PCS Organic revenue*	$798	$716	11%
PDx revenues	$558	$484	15%
Less: Acquisitions(a)	—	—
Less: Dispositions(b)	—	—
Less: Foreign currency exchange	(19)	—
PDx Organic revenue*	$577	$484	19%
Other revenues	$13	$17	(24)%
Less: Acquisitions(a)	—	—
Less: Dispositions(b)	—	—
Less: Foreign currency exchange	—	—
Other Organic revenue*	$13	$17	(24)%
Total revenues	$4,707	$4,343	8%
Less: Acquisitions(a)	—	—
Less: Dispositions(b)	—	—
Less: Foreign currency exchange	(174)	—
Organic revenue*	$4,881	$4,343	12%
(a)Represents revenues attributable to acquisitions from the date we completed the transaction through the end of four quarters following the transaction.
(b)Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

____________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the three months ended March 31
	2023	2022	% change
Net income attributable to GE HealthCare	$372	$389	(4)%
Add: Interest and other financial charges - net	136	4
Add: Non-operating benefit (income) costs	(115)	(2)
Less: Benefit (provision) for income taxes	(163)	(131)
Less: Net (income) attributable to noncontrolling interests	(11)	(13)
EBIT*	$567	$534	6%
Add: Restructuring costs(a)	12	12
Add: Acquisition and disposition related charges (benefits)(b)	1	15
Add: Spin-Off and separation costs(c)	58	—
Add: (Gain)/loss of business dispositions/divestments(d)	—	(3)
Add: Amortization of acquisition-related intangible assets	31	33
Add: Investment revaluation (gain)/loss(e)	(5)	8
Adjusted EBIT*	$664	$599	11%
Net income margin	7.9%	9.0%	(110) bps
Adjusted EBIT margin*	14.1%	13.8%	30 bps
(a)Consists of severance, facility closures, and other charges associated with restructuring programs.
(b)Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(c)Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, and other one-time costs.
(d)Consists of gains and losses resulting from the sale of assets and investments.
(e)Primarily relates to valuation adjustments for equity investments.

Adjusted Net Income*	For the three months ended March 31
	2023	2022	% change
Net income attributable to GE HealthCare	$372	$389	(4)%
Add: Non-operating benefit (income) costs	(115)	(2)
Add: Restructuring costs(a)	12	12
Add: Acquisition and disposition related charges (benefits)(b)	1	15
Add: Spin-Off and separation costs(c)	58	—
Add: (Gain)/loss of business dispositions/divestments(d)	—	(3)
Add: Amortization of acquisition-related intangible assets	31	33
Add: Investment revaluation (gain)/loss(e)	(5)	8
Add: Tax effect of reconciling items	4	(15)
Add: Certain tax adjustments(f)	30	—
Adjusted net income*	$388	$437	(11)%
(a)Consists of severance, facility closures, and other charges associated with restructuring programs.
(b)Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(c)Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, and other one-time costs.
(d)Consists of gains and losses resulting from the sale of assets and investments.
(e)Primarily relates to valuation adjustments for equity investments.
(f)Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of our foreign subsidiaries for which we are no longer permanently reinvested.

____________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the three months ended March 31
(In dollars, except shares outstanding presented in millions)	2023	2022	$ change
Diluted earnings per share – continuing operations	$0.41	$0.86	$(0.45)
Add: Deemed preferred stock dividend of redeemable noncontrolling interest	0.40	—
Add: Non-operating benefit (income) costs	(0.25)	(0.00)
Add: Restructuring costs(a)	0.03	0.03
Add: Acquisition and disposition related charges (benefits)(b)	0.00	0.03
Add: Spin-Off and separation costs(c)	0.13	—
Add: (Gain)/loss of business dispositions/divestments(d)	—	(0.01)
Add: Amortization of acquisition-related intangible assets	0.07	0.07
Add: Investment revaluation (gain)/loss(e)	(0.01)	0.02
Add: Tax effect of reconciling items	0.01	(0.03)
Add: Certain tax adjustments(f)	0.07	—
Adjusted earnings per share*(g)	$0.85	$0.96	$(0.11)
Diluted weighted-average shares outstanding	457	454
(a)Consists of severance, facility closures, and other charges associated with restructuring programs.
(b)Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(c)Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, and other one-time costs.
(d)Consists of gains and losses resulting from the sale of assets and investments.
(e)Primarily relates to valuation adjustments for equity investments.
(f)Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of our foreign subsidiaries for which we are no longer permanently reinvested.
(g)Adjusted earnings per share* amounts are computed independently, thus, the sum of per-share amounts may not equal the total.

Free Cash Flow*	For the three months ended March 31
	2023	2022	% change
Cash from (used for) operating activities – continuing operations	$468	$468	—%
Add: Additions to PP&E and internal-use software	(143)	(100)
Add: Dispositions of PP&E	—	3
Free cash flow*	$325	$371	(12)%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, our Cash, cash equivalents, and restricted cash balance was $2,327 million. We have historically generated positive cash flows from operating activities from continuing operations. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 8, "Borrowings" to the condensed consolidated and combined financial statements. Historically, we relied on cash pooling arrangements with GE to manage liquidity and fund our operations. Upon completion of the Spin-Off, we ceased participation in GE cash pooling arrangements and our Cash, cash equivalents, and restricted cash are held and used solely for our own ongoing operations and commitments.

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

Cash Flow
	For the three months ended March 31
	2023	2022
Cash from (used for) operating activities – continuing operations	$468	$468
Cash from (used for) investing activities – continuing operations	(266)	(100)
Cash from (used for) financing activities – continuing operations	673	(420)
Free cash flow*	325	371
____________________
*Non-GAAP Financial Measure

Operating Activities
Cash generated from operating activities from continuing operations was $468 million for the three months ended March 31, 2023 and $468 million for the three months ended March 31, 2022.

Cash generated from operating activities in the three months ended March 31, 2023, included Net income of $383 million, non-cash charges for depreciation and amortization of $157 million, and $72 million outflow from changes in assets and liabilities, primarily driven by an increase in inventory and an increase in company funded benefit payments for postretirement benefit plans, partially offset by an increase in contract liabilities and an increase in accounts payable.

Cash generated from operating activities in the three months ended March 31, 2022 included Net income of $402 million, non-cash charges for depreciation and amortization of $159 million, and $93 million outflow from changes in assets and liabilities, primarily driven by an increase in inventory, an increase in current receivables, and higher cash taxes paid, partially offset by an increase in accounts payable.

Investing Activities
Cash used for investing activities from continuing operations was $266 million for the three months ended March 31, 2023 and $100 million for the three months ended March 31, 2022.

Cash used for investing activities in the three months ended March 31, 2023, primarily included additions to PP&E of $143 million related primarily to new product introductions and manufacturing capacity expansion and purchases of businesses, net of cash acquired of $127 million related to Caption Health, Inc. ("Caption Health"). On February 17, 2023, we acquired Caption Health, an artificial intelligence ("AI") company whose technology expands access to AI-guided ultrasound screening for novice users.

Cash used for investing activities from continuing operations was $100 million in the three months ended March 31, 2022, and included additions to PP&E of $100 million related primarily to new product introductions and manufacturing capacity expansion.

Financing Activities
Cash generated from financing activities from continuing operations was $673 million for the three months ended March 31, 2023 and cash used for financing activities from continuing operations was $420 million for the three months ended March 31, 2022. Cash used for financing activities included $1,317 million and $391 million of transfers to GE in the three months ended March 31, 2023 and 2022, respectively, offset by newly issued debt of $2,000 million in the three months ended March 31, 2023.

Free cash flow*
Free cash flow* was $325 million for the three months ended March 31, 2023 and $371 million for the three months ended March 31, 2022. Free cash flow* decreased $46 million primarily due to a decrease in accounts payable, an increase in company funded benefit payments for postretirement benefit plans, and an increase in additions to PP&E, partially offset by a decrease in inventory, a decrease in current receivables, and lower cash taxes paid.

Capital Expenditures
Cash used for capital expenditures was $143 million and $100 million for the three months ended March 31, 2023 and 2022, respectively. Capital expenditures were primarily for manufacturing capacity expansion, equipment and tooling for new and existing products, and purchased software.

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease, debt, and purchase arrangements are provided in Note 8, “Borrowings,” and Note 13, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies,” to the condensed consolidated and combined financial statements contained elsewhere in this Quarterly Report on Form 10-Q, as well as Note 7, “Leases,” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Additionally, we have material cash requirements related to our pension obligations as described in Note 9, “Postretirement Benefit Plans,” to the condensed consolidated and combined financial statements in this Quarterly Report on Form 10-Q.

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt will be supported by cash flows from our operations. As of March 31, 2023, we had $10,239 million of total debt compared to $8,250 million as of December 31, 2022.

The increase in our total debt as of March 31, 2023 was driven by the completion of a $2,000 million drawdown of the Term Loan Facility in connection with the Spin-Off from GE. The average interest rate during the period from January 3, 2023 through March 31, 2023 was 5.94%.

____________________
*Non-GAAP Financial Measure

Our credit facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $2,500 million expiring in November 2028, and a 364-day senior unsecured revolving facility that provides borrowings of up to $1,000 million expiring in November 2023.

For additional details on debt and credit facilities, see Note 8, “Borrowings” to the condensed consolidated and combined financial statements.

Access to Capital and Credit Ratings
We have historically relied, via GE, on the debt capital markets to fund a significant portion of our operations. Concurrent with our Spin-off, we accessed the capital markets and raised $10,250 million of debt by issuing $8,250 million of senior unsecured notes in November 2022, and completed a drawdown of Term Loan Facility of $2,000 million in January 2023. In addition, we were able to arrange revolving credit facilities of $3,500 million to further support our liquidity needs. We plan to continue to rely on capital markets, and we expect to have access to credit facilities to fund operations. The cost and availability of debt financing will be influenced by our credit ratings and market conditions. Moody’s Investors Service (“Moody’s”), Standard and Poor's Global Ratings (“S&P”), and Fitch Ratings (“Fitch”) currently issue ratings on our long-term debt. Our credit ratings as of the date of this filing are set forth in the table below.

	Moody’s	S&P	Fitch
Long-term rating	Baa2	BBB	BBB
Outlook	Stable	Stable	Stable

We are disclosing our credit ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to liquidity. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

During the first quarter of 2023, the financial markets experienced disruption due to certain bank failures. We have not experienced any material financial impact from this disruption. We will continue to monitor the situation and take action accordingly. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting standards, see Note 1, “Organization and Basis of Presentation” to the condensed consolidated and combined financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. We have adopted accounting policies to prepare our condensed consolidated and combined financial statements in conformity with U.S. GAAP.

To prepare our condensed consolidated and combined financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our condensed consolidated and combined financial statements and the reported amounts of our revenues and expenses during the reporting periods. Our actual results may differ from these estimates. We consider estimates to be critical (i) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (ii) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period.

Management believes that there have been no significant changes during the three months ended March 31, 2023 to the items that we disclosed as our critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may impact future income, cash flows, and fair value of our business. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above, and we do not use derivatives for trading or speculative purposes.

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

We relied on certain material processes and internal controls over financial reporting performed by GE prior to the Spin-Off. Following the Spin-Off, new corporate and governance functions were implemented in order to meet the regulatory requirements of a standalone public company, such as external reporting, treasury, and stock administration. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on material pending legal proceedings is incorporated herein by reference to the information set forth in Note 13, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We are reporting the following environmental matter in compliance with SEC requirements to disclose environmental proceedings where a governmental authority is a party and that involve potential monetary sanctions of $300,000 or greater.

In July 2022, GE HealthCare received a notice of intention to impose an administrative fine of approximately $0.6 million related to a December 2019 liquid hazardous waste event at our Rehovot, Israel site. The event involved clean room waste that spilled onto an unsealed floor, leading to an escape of a small amount of liquid to a third-party facility on a lower floor. The Israeli Ministry of Environmental Protection (“MEP”) concluded that the incident breached the site’s toxins permit. In accordance with local law, GE HealthCare has responded to MEP’s notice of fine challenging both the basis for, and level of, the fine. A decision from MEP is pending.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).
10.1	GE HealthCare Founders Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.2	GE HealthCare Founders Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.3	GE HealthCare Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 3, 2023).
10.4	GE HealthCare Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 3, 2023).
10.5	GE HealthCare Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on March 3, 2023).
10.6	Global Addendum (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.7	One GE HealthCare Annual Bonus Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.8
GE HealthCare US Severance and Change in Control Plan for CEO and Leadership Team (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 24, 2023).

10.9	GE HealthCare Non-Employee Director Compensation and Benefits Plan.
10.10	GE HealthCare Director Restricted Stock Unit Grant Agreement.
10.11	GE HealthCare Director Deferred Stock Unit Grant Agreement.
10.12	Offer Letter with Helmut Zodl, dated November 25, 2020.
10.13	Offer Letter with Frank R. Jimenez, dated February 4, 2022.
10.14	Offer Letter with Betty D. Larson, dated January 21, 2022. †
10.15	Employment Contract with Jan Makela, dated February 24, 2023.
31.1
Certification of the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.

31.2
Certification of the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from GE HealthCare Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated and Combined Statements of Income for the three months ended March 31, 2023 and 2022; (ii) Condensed Consolidated and Combined Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated and Combined Statements of Financial Position at March 31, 2023 and December 31, 2022; (iv) Condensed Consolidated and Combined Statements of Changes in Equity at March 31, 2023 and December 31, 2022; (v) Condensed Consolidated and Combined Statements of Cash Flows for three months ended March 31, 2023 and 2022; and (vi) Notes to the Condensed Consolidated and Combined Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2023	/s/ George A. Newcomb
Date	George A. Newcomb, Chief Accounting Officer (authorized signatory)