Form 10-Q
period 2023-06-30
GE HealthCare Technologies Inc.
filed 2023-07-25
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 454,838,213 shares of common stock with a par value of $0.01 per share outstanding as of July 18, 2023.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business; information related to our business segment portfolios and strategies; financial performance, financial condition, and results of operations, including revenue, revenue growth, profit, taxes, earnings per share, and cash flows; the impacts of macroeconomic and market conditions and volatility on our business operations, financial results, and financial position and on supply chains and the world economy; our strategy, innovation, and investments; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management, the Coronavirus Disease 2019 ("COVID-19") pandemic, and the Russia and Ukraine conflict; our operations as a stand-alone company; and risks related to foreign currency exchange, interest rates, and commodity price volatility. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; demand for our products, services, or solutions and factors that affect that demand; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; changes in third-party and government reimbursement processes, rates, contractual relationships, and mix of public and private payers; our ability to attract and/or retain key personnel and qualified employees; the global COVID-19 pandemic and its effects on our business; maintenance and protection of our intellectual property rights; the impact of potential information technology, cybersecurity, or data security breaches; compliance with the various legal, regulatory, tax, and other laws to which we are subject and related changes, claims, or actions; our ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; the impact of potential product liability claims; environmental, social, and governance matters; our ability to successfully complete strategic transactions; our ability to operate effectively as an independent, publicly traded company and achieve the benefits we expect from our spin-off from General Electric Company; and the incurrence of substantial indebtedness in connection with the spin-off and any related effect on our business. Please also see the “Risk Factors” section of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Condensed Consolidated and Combined Statements of Income (Unaudited)
	For the three months ended June 30		For the six months ended June 30
(In millions, except per share amounts)	2023	2022	2023	2022
Sales of products	$3,213	$2,903	$6,344	$5,690
Sales of services	1,604	1,581	3,180	3,137
Total revenues	4,817	4,484	9,524	8,827
Cost of products	2,084	1,915	4,121	3,829
Cost of services	793	773	1,572	1,524
Gross profit	1,940	1,796	3,831	3,474
Selling, general, and administrative	1,072	908	2,134	1,839
Research and development	298	257	568	495
Total operating expenses	1,370	1,165	2,702	2,334
Operating income	570	631	1,129	1,140
Interest and other financial charges – net	137	12	273	16
Non-operating benefit (income) costs	(123)	(1)	(238)	(3)
Other (income) expense – net	(14)	(19)	(22)	(45)
Income from continuing operations before income taxes	570	639	1,116	1,172
Benefit (provision) for income taxes	(137)	(153)	(300)	(284)
Net income from continuing operations	433	486	816	888
Income from discontinued operations, net of taxes	—	12	—	12
Net income	433	498	816	900
Net (income) attributable to noncontrolling interests	(15)	(13)	(26)	(26)
Net income attributable to GE HealthCare	418	485	790	874
Deemed preferred stock dividend of redeemable noncontrolling interest	—	—	(183)	—
Net income attributable to GE HealthCare common stockholders	$418	$485	$607	$874

Earnings per share from continuing operations:
Basic	$0.92	$1.04	$1.34	$1.90
Diluted	0.91	1.04	1.33	1.90
Earnings per share attributable to GE HealthCare common stockholders:
Basic	$0.92	$1.07	$1.34	$1.93
Diluted	0.91	1.07	1.33	1.93
Weighted-average number of shares outstanding:
Basic	455	454	455	454
Diluted	458	454	458	454

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Comprehensive Income (Unaudited)
	For the three months ended June 30		For the six months ended June 30
(In millions, net of tax)	2023	2022	2023	2022
Net income attributable to GE HealthCare	$418	$485	$790	$874
Net income attributable to noncontrolling interests	15	13	26	26
Net income	433	498	816	900
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	3	(472)	60	(625)
Benefit plans – net of taxes	(18)	3	(83)	(2)
Cash flow hedges – net of taxes	10	(9)	(29)	15
Other comprehensive income (loss)	(5)	(478)	(52)	(612)
Comprehensive income	428	20	764	288
Comprehensive (income) attributable to noncontrolling interests	(15)	(13)	(26)	(26)
Comprehensive income attributable to GE HealthCare	$413	$7	$738	$262

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Financial Position (Unaudited)
	As of
(In millions, except share and per share amounts)	June 30, 2023	December 31, 2022
Cash, cash equivalents, and restricted cash	$1,939	$1,445
Receivables – net of allowances of $92 and $91	3,370	3,295
Due from related parties	27	17
Inventories	2,264	2,155
Contract and other deferred assets	1,044	989
All other current assets	596	417
Current assets	9,240	8,318
Property, plant, and equipment – net	2,357	2,314
Goodwill	12,929	12,813
Other intangible assets – net	1,423	1,520
Deferred income taxes	4,349	1,550
All other assets	2,013	1,024
Total assets	$32,311	$27,539
Short-term borrowings	$5	$15
Accounts payable	2,835	2,944
Due to related parties	168	146
Contract liabilities	2,003	1,896
All other current liabilities	2,570	2,190
Current liabilities	7,581	7,191
Long-term borrowings	10,233	8,234
Compensation and benefits	5,167	549
Deferred income taxes	81	370
All other liabilities	1,926	1,603
Total liabilities	24,988	17,947
Commitments and contingencies
Redeemable noncontrolling interests	209	230
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 454,808,732 shares issued and outstanding as of June 30, 2023; 100 shares issued and outstanding as of December 31, 2022	5	—
Additional paid-in capital	6,451	—
Retained earnings	576	—
Net parent investment	—	11,235
Accumulated other comprehensive income (loss) – net	70	(1,878)
Total equity attributable to GE HealthCare	7,102	9,357
Noncontrolling interests	12	5
Total equity	7,114	9,362
Total liabilities, redeemable noncontrolling interests, and equity	$32,311	$27,539

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Changes in Equity (Unaudited)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of March 31, 2023	455	$5	$6,425	$185	$—	$75	$6	$6,696
Net transfers from Parent, including Spin-Off-related adjustments	—	—	—	—	(9)	—	3	(6)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	—	—	(9)	—	9	—	—	—
Issuance of common stock in connection with employee stock plans	—	—	7	—	—	—	—	7
Net income attributable to GE HealthCare	—	—	—	418	—	—	—	418
Dividends declared ($0.06 per common share)	—	—	—	(27)	—	—	—	(27)
Currency translation adjustments – net of taxes	—	—	—	—	—	3	—	3
Benefit plans – net of taxes	—	—	—	—	—	(18)	—	(18)
Cash flow hedges – net of taxes	—	—	—	—	—	10	—	10
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	3	3
Share-based compensation expense	—	—	28	—	—	—	—	28
Balances as of June 30, 2023	455	$5	$6,451	$576	$—	$70	$12	$7,114

	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of March 31, 2022	—	$—	$—	$—	$17,728	$(1,171)	$21	$16,578
Net income attributable to GE HealthCare	—	—	—	—	485	—	—	485
Currency translation adjustments – net of taxes	—	—	—	—	—	(472)	—	(472)
Benefit plans – net of taxes	—	—	—	—	—	3	—	3
Cash flow hedges – net of taxes	—	—	—	—	—	(9)	—	(9)
Transfers (to) from GE	—	—	—	—	467	—	—	467
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Balances as of June 30, 2022	—	$—	$—	$—	$18,680	$(1,649)	$23	$17,054

	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2022	—	$—	$—	$—	$11,235	$(1,878)	$5	$9,362
Net transfers from Parent, including Spin-Off-related adjustments	—	—	—	—	(4,842)	2,000	2	(2,840)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	454	5	6,388	—	(6,393)	—	—	—
Issuance of common stock in connection with employee stock plans	1	—	11	—	—	—	—	11
Net income attributable to GE HealthCare	—	—	—	790	—	—	—	790
Dividends declared ($0.06 per common share)	—	—	—	(27)	—	—	—	(27)
Currency translation adjustments – net of taxes	—	—	—	—	—	60	—	60
Benefit plans – net of taxes	—	—	—	—	—	(83)	—	(83)
Cash flow hedges – net of taxes	—	—	—	—	—	(29)	—	(29)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	5	5
Share-based compensation expense	—	—	52	—	—	—	—	52
Changes in equity due to redemption value adjustments on redeemable noncontrolling interests	—	—	—	(187)	—	—	—	(187)
Balances as of June 30, 2023	455	$5	$6,451	$576	$—	$70	$12	$7,114

	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2021	—	$—	$—	$—	$17,692	$(1,037)	$21	$16,676
Net income attributable to GE HealthCare	—	—	—	—	874	—	—	874
Currency translation adjustments – net of taxes	—	—	—	—	—	(625)	—	(625)
Benefit plans – net of taxes	—	—	—	—	—	(2)	—	(2)
Cash flow hedges – net of taxes	—	—	—	—	—	15	—	15
Transfers (to) from GE	—	—	—	—	114	—	—	114
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Balances as of June 30, 2022	—	$—	$—	$—	$18,680	$(1,649)	$23	$17,054

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)
	For the six months ended June 30
(In millions)	2023	2022
Net income	$816	$900
Income (loss) from discontinued operations, net of taxes	—	12
Net income from continuing operations	$816	$888
Adjustments to reconcile Net income to Cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment	124	112
Amortization of intangible assets	189	204
Gain on fair value remeasurement of contingent consideration	(3)	—
Net periodic postretirement benefit plan (income) expense	(207)	6
Postretirement plan contributions	(180)	(12)
Provision for income taxes	300	284
Share-based compensation	52	39
Cash paid during the year for income taxes	(271)	(443)
Cash paid during the year for interest	(250)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Receivables	(32)	(161)
Due from related parties	10	(1)
Inventories	(172)	(447)
Contract and other deferred assets	(64)	(96)
Accounts payable	(40)	282
Due to related parties	(11)	(48)
Contract liabilities	111	84
All other operating activities	29	(242)
Cash from (used for) operating activities – continuing operations	401	449
Cash flows – investing activities
Additions to property, plant, and equipment	(213)	(159)
Dispositions of property, plant, and equipment	1	3
Purchases of businesses, net of cash acquired	(147)	—
All other investing activities	9	(29)
Cash from (used for) investing activities – continuing operations	(350)	(185)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(12)	—
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	2,000	—
Repayments and other reductions (maturities longer than 90 days)	(6)	(1)
Dividends paid to shareholders	(14)	—
Redemption of noncontrolling interests	(211)	—
Net transfers (to) from GE	(1,317)	(225)
All other financing activities	6	(54)
Cash from (used for) financing activities – continuing operations	446	(280)
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	(3)	(15)
Increase (decrease) in cash, cash equivalents, and restricted cash	494	(31)
Cash, cash equivalents, and restricted cash at beginning of year	1,451	561
Cash, cash equivalents, and restricted cash as of June 30	$1,945	$530

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

BACKGROUND.

GE HealthCare Technologies Inc. (“GE HealthCare,” the “Company,” “our,” or “we”) is a leading global medical technology, pharmaceutical diagnostics, and digital solutions innovator. We operate at the center of the healthcare ecosystem, helping enable precision care by increasing health system capacity, enhancing productivity, digitizing healthcare delivery, and improving clinical outcomes while serving patients’ demand for greater efficiency, access, and personalized medicine. Our products, services, and solutions are designed to enable clinicians to make more informed decisions quickly and efficiently, improving patient care from diagnosis to therapy to monitoring.

On January 3, 2023 (the “Distribution Date”), the General Electric Company (“GE” or “Parent”) completed the previously announced spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). The Spin-Off was completed through a distribution of approximately 80.1% of the Company’s outstanding common stock to holders of record of GE's common stock as of the close of business on December 16, 2022 (the “Distribution”), which resulted in the issuance of approximately 454 million shares of common stock. Prior to the Distribution, the Company issued 100 shares of common stock in exchange for $1.00, all of which were held by GE as of December 31, 2022. As a result of the Distribution, the Company became an independent public company. Our common stock is listed under the symbol “GEHC” on the Nasdaq Stock Market LLC (“Nasdaq”). In the quarter ended June 30, 2023, GE disposed of approximately 29 million shares of its retained interest in GE HealthCare, reducing its beneficial ownership to approximately 13.5% of the Company’s outstanding common stock.

In connection with the Spin-Off, certain adjustments were recorded to reflect transfers from GE, the draw-down of the Term Loan Facility and settlement of Spin-Off transactions with GE, which resulted in the net reduction in Total equity of $2,840 million. These items substantially consisted of the transfer of: (a) certain pension plan liabilities and assets as described in Note 9, “Postretirement Benefit Plans,” (b) certain deferred income taxes as described in Note 10, “Income Taxes,” (c) deferred compensation liabilities of $548 million, and (d) employee termination obligations as described in Note 14, “Restructuring and Other Activities – Net.”

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

BASIS OF PRESENTATION.

The condensed consolidated and combined financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) and present the historical results of operations and comprehensive income for the three and six months ended June 30, 2023 and 2022, cash flows for the six months ended June 30, 2023 and 2022, and the financial position as of June 30, 2023 and December 31, 2022. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. The following tables are presented in millions of U.S dollars (“USD”) unless otherwise stated.

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

There have been no material impacts to our accounting estimates as of June 30, 2023 and December 31, 2022, or the results for the three and six months ended June 30, 2023 and 2022, from the COVID-19 pandemic. The federal COVID-19 Public Health Emergency declaration in the U.S. ended in May 2023, and COVID-19 restrictions have been lifted in many locations globally. We do not expect future material economic consequences from the COVID-19 pandemic.

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

Contract and Other Deferred Assets
	As of
	June 30, 2023	December 31, 2022
Contract assets	$642	$584
Other deferred assets	402	405
Contract and other deferred assets	1,044	989
Non-current contract assets(a)	54	37
Non-current other deferred assets(a)	84	82
Total contract and other deferred assets	$1,182	$1,108
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
As of June 30, 2023 and December 31, 2022, contract liabilities were approximately $2,673 million and $2,526 million, respectively, of which the non-current portion of $670 million and $630 million, respectively, was recognized in All other liabilities in the Condensed Consolidated and Combined Statements of Financial Position. Contract liabilities increased by $147 million in 2023 primarily due to an increase in customer advances and deposits as a result of product orders growth relative to fulfillment and the normal annual service contract billing cycle. Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $1,105 million and $1,083 million for the six months ended June 30, 2023 and 2022, respectively.

REMAINING PERFORMANCE OBLIGATIONS.

Remaining performance obligations represent the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. As of June 30, 2023, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $14,309 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: a) product-related remaining performance obligations of $4,992 million of which 99% is expected to be recognized within two years, and the remaining thereafter; and b) services-related remaining performance obligations of $9,317 million of which 67% and 97% is expected to be recognized within two years and five years, respectively, and the remaining thereafter.

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

The performance of these segments is principally measured based on Total revenues and an earnings metric defined as “Segment EBIT.” Segment EBIT is calculated as Income from continuing operations before income taxes in our Condensed Consolidated and Combined Statements of Income less the following: Interest and other financial charges – net, Non-operating benefit (income) costs, restructuring costs, acquisition and disposition-related benefits (charges), gains and losses of business and asset dispositions, Spin-Off and separation costs, amortization of acquisition-related intangible assets, and investment revaluation gains and losses.

Total Revenues by Segment
	For the three months ended June 30		For the six months ended June 30
	2023	2022	2023	2022
Imaging:
Radiology	$2,227	$2,064	$4,315	$3,982
Interventional Guidance	393	385	801	778
Total Imaging	2,620	2,449	5,116	4,760
Total Ultrasound	839	828	1,698	1,643
PCS:
Monitoring Solutions	563	512	1,115	1,033
Life Support Solutions	207	201	436	396
Total PCS	770	713	1,551	1,429
Total PDx	568	478	1,126	962
Other(a)	20	16	33	33
Total revenues	$4,817	$4,484	$9,524	$8,827
(a) Financial information not presented within the reportable segments, shown within the Other category, represents the HealthCare Financial Services (“HFS”) business which does not meet the definition of an operating segment.

Segment EBIT
	For the three months ended June 30		For the six months ended June 30
	2023	2022	2023	2022
Segment EBIT
Imaging	$278	$306	$469	$512
Ultrasound	191	220	398	412
PCS	84	81	193	146
PDx	152	115	307	253
Other(a)	6	(3)	8	(5)
	711	719	1,375	1,318
Restructuring costs	(19)	(10)	(31)	(22)
Acquisition and disposition-related benefits (charges)	2	(14)	1	(29)
Gain/(loss) of business and asset dispositions	—	—	—	3
Spin-Off and separation costs	(72)	—	(130)	—
Amortization of acquisition-related intangible assets	(32)	(30)	(63)	(63)
Investment revaluation gain (loss)	(6)	(14)	(1)	(22)
Interest and other financial charges – net	(137)	(12)	(273)	(16)
Non-operating benefit income (costs)	123	1	238	3
Income from continuing operations before income taxes	$570	$639	$1,116	$1,172
(a) Financial information not presented within the reportable segments, shown within the Other category, represents the HFS business and certain other business activities which do not meet the definition of an operating segment.

NOTE 4. RECEIVABLES

Current Receivables
	As of
	June 30, 2023	December 31, 2022
Current customer receivables(a)	$3,154	$3,112
Non-income based tax receivables	196	174
Other sundry receivables	112	100
Sundry receivables	308	274
Allowance for credit losses	(92)	(91)
Total current receivables – net	$3,370	$3,295
(a) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to current customer receivables. Balances related to chargebacks were $140 million and $157 million as of June 30, 2023 and December 31, 2022, respectively. The decrease in chargebacks is primarily due to lower wholesaler product levels.

Long-Term Receivables
	As of
	June 30, 2023	December 31, 2022
Long-term customer receivables	$67	$80
Sundry receivables	76	57
Non-income based tax receivables	28	28
Supplier advances	11	11
Allowance for credit losses	(30)	(31)
Total long-term receivables – net(a)	$152	$145
(a) Long-term receivables are recognized within All other assets in the Condensed Consolidated and Combined Statements of Financial Position.

NOTE 5. FINANCING RECEIVABLES

Financing Receivables
	As of
	June 30, 2023	December 31, 2022
Loans, net of deferred income	$32	$29
Investment in financing leases, net of deferred income	73	72
Allowance for credit losses	(4)	(4)
Current financing receivables – net(a)	101	97
Loans, net of deferred income	43	44
Investment in financing leases, net of deferred income	157	158
Allowance for credit losses	(5)	(6)
Non-current financing receivables – net(a)	$195	$196
(a) Current financing receivables and non-current financing receivables are recognized within All other current assets and All other assets, respectively, in the Condensed Consolidated and Combined Statements of Financial Position.

As of June 30, 2023, 5%, 4%, and 5% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2022, 7%, 6%, and 6% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 6. LEASES

OPERATING LEASE LIABILITIES.

Operating lease liabilities recognized within All other current liabilities or All other liabilities in the Condensed Consolidated and Combined Statements of Financial Position were $370 million and $347 million as of June 30, 2023 and December 31, 2022, respectively. Expense related to our operating lease portfolio was $57 million and $40 million for the three months ended June 30, 2023 and 2022, respectively, and $113 million and $96 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 7. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

ACQUISITIONS.

On February 17, 2023, the Company acquired 100% of the stock of Caption Health, Inc. (“Caption Health”) for $127 million of upfront payment, $10 million future holdback payment and potential earn-out payments valued at $13 million based primarily on various milestones and sales targets. The preliminary purchase price allocation resulted in goodwill of $94 million, intangible assets of $60 million, and deferred tax liabilities of $3 million. Purchase price allocations are based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period. The goodwill associated with the acquired business is non-deductible for tax purposes and is reported in the Ultrasound segment. Caption Health is an artificial intelligence (“AI”) company whose technology expands access to AI-guided ultrasound screening for novice users.
See Note 12, “Financial Instruments and Fair Value Measurements” for further information about the fair value measurement of contingent consideration.

Goodwill
	Balance as of December 31, 2022	Acquisitions	Foreign exchange and other	Balance as of June 30, 2023
Imaging(a)	$4,409	$16	$2	$4,427
Ultrasound	3,835	94	1	3,930
PCS	2,036	—	2	2,038
PDx	2,533	—	1	2,534
Total Goodwill	$12,813	$110	$6	$12,929
(a) Includes the acquisition of IMACTIS SAS (“Imactis”) in the second quarter of 2023. Imactis is a French company that provides electromagnetic navigation solutions for image-guided procedures in computed tomography.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. We did not identify any reporting units that required an interim impairment test since the last annual impairment testing date.

Substantially all other intangible assets are subject to amortization. Intangible assets decreased during the six months ended June 30, 2023, primarily as a result of amortization, partially offset by acquisitions in our Imaging and Ultrasound segments. Amortization expense was $93 million and $101 million for the three months ended June 30, 2023 and 2022, respectively, and $189 million and $204 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 8. BORROWINGS

The Company’s borrowings include the following senior unsecured notes and credit agreements:

Senior Unsecured Notes
The Company’s long-term borrowings include $8,250 million aggregate principal amount of senior unsecured notes in six series with maturity dates ranging from 2024 through 2052 (collectively, the “Notes”). Refer to the table below for further information about the Notes.

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
There were no outstanding amounts under the five-year revolving credit facility and 364-day revolving credit facility as of June 30, 2023 or December 31, 2022. On January 3, 2023, the Company completed a $2,000 million drawdown of the floating rate Term Loan Facility in connection with the Spin-Off from GE.

The weighted average interest rate for the Notes and our Credit Facilities for the six months ended June 30, 2023 was 5.98%. We had no principal debt repayments on the Notes or the Term Loan Facility for the six months ended June 30, 2023.

Long-Term Borrowings Composition
	As of
	June 30, 2023	December 31, 2022
5.550% senior notes due November 15, 2024	$1,000	$1,000
5.600% senior notes due November 15, 2025	1,500	1,500
5.650% senior notes due November 15, 2027	1,750	1,750
5.857% senior notes due March 15, 2030	1,250	1,250
5.905% senior notes due November 22, 2032	1,750	1,750
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Term Loan Facility	2,000	—
Other	32	38
Total principal debt issued	10,282	8,288
Less: Unamortized debt issuance costs and discounts	44	47
Less: Current portion of long-term borrowings	5	7
Long-term borrowings, net of current portion	$10,233	$8,234

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated cross-currency interest rate swaps.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

In addition to the Notes, which were guaranteed on a senior unsecured basis by GE through the completion of the Spin-Off, at which time GE was automatically and unconditionally released and discharged from all obligations under its guarantees, as of June 30, 2023 and December 31, 2022, the Company had unused letters of credit, bank guarantees, bid bonds, and surety bonds of approximately $693 million and $657 million, respectively, related to certain commercial contracts. Additionally, we have approximately $44 million and $43 million of guarantees as of June 30, 2023 and December 31, 2022, respectively, primarily related to residual value guarantees on equipment sold to third-party finance companies. Our Condensed Consolidated and Combined Statements of Financial Position reflect a liability of $4 million and $4 million as of June 30, 2023 and December 31, 2022, respectively, related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost. See Note 13, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” for further information on guarantee arrangements with GE.

NOTE 9. POSTRETIREMENT BENEFIT PLANS

PENSION BENEFITS AND RETIREE HEALTH AND LIFE BENEFITS SPONSORED BY GE, TRANSFERRED TO GE HEALTHCARE IN CONNECTION WITH THE SPIN-OFF.

Certain GE HealthCare employees were covered under various pension and retiree health and life plans sponsored by GE prior to the Spin-Off, including principal pension plans, other pension plans, and principal retiree benefit plans. A subset of these pension plans have been closed to new participants. For the three and six months ended June 30, 2022, relevant participation costs for these plans were allocated to the Company and recognized within the Condensed Combined Statement of Income. These included service costs for active employees in the U.S. GE Pension Plan, certain international pension plans, the U.S. GE Supplementary Pension Plan, and the U.S. retiree benefit plan. We did not record any liabilities associated with our participation in these plans in our Condensed Combined Statement of Financial Position as of December 31, 2022.

Expenses associated with our employees’ participation in the U.S. GE principal pension and principal retiree benefit plans, which represent the majority of related expense, were $25 million and $49 million for the three and six months ended June 30, 2022. Expenses associated with our employees’ participation in GE’s non-U.S. based pension plans were $12 million and $16 million for the three and six months ended June 30, 2022.

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

PENSION PLANS SPONSORED BY GE HEALTHCARE, INCLUDING THOSE TRANSFERRED BY GE.

As the pension plans were transferred by GE on January 1, 2023, there are no amounts included for these plans in the periods ended June 30, 2022. Pension plans with pension assets or obligations less than $50 million and $20 million as of June 30, 2023 and 2022, respectively, are not included in the results below.

Components of Expense (Income)
	For the three months ended June 30
	Defined benefit plans		Other postretirement plans
	2023	2022	2023	2022
Service cost – Operating	$15	$5	$2	$—
Interest cost	290	5	15	—
Expected return on plan assets	(357)	(7)	—	—
Amortization of net loss (gain)	(32)	1	(16)	—
Amortization of prior service cost (credit)	(1)	(1)	(22)	—
Non-operating	$(100)	$(2)	$(23)	$—
Net periodic expense (income)	$(85)	$3	$(21)	$—

	For the six months ended June 30
	Defined benefit plans		Other postretirement plans
	2023	2022	2023	2022
Service cost – Operating	$29	$10	$4	$—
Interest cost	582	9	30	—
Expected return on plan assets	(713)	(14)	—	—
Amortization of net loss (gain)	(61)	3	(32)	—
Amortization of prior service cost (credit)	(2)	(2)	(44)	—
Non-operating	$(194)	$(4)	$(46)	$—
Net periodic expense (income)	$(165)	$6	$(42)	$—

For the six months ended June 30, 2023, the Company made contributions for benefit payments totaling $107 million to the pension plans and $73 million to its postretirement plans. During 2023, the Company expects to make total benefit payments of approximately $353 million to our defined benefit pension and postretirement plans for benefit payments. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2023. Future contributions will depend on market conditions, interest rates, and other factors.

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

Defined Contribution Plan
As a result of the Spin-Off, GE HealthCare established a defined contribution plan for its eligible U.S. employees that was largely consistent with the plan they participated in while GE HealthCare operated as a business of GE. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan in 2023 and GE’s defined contribution plan in 2022 represent the employer matching contributions for GE HealthCare employees and were $33 million and $35 million for the three months ended June 30, 2023 and 2022, respectively, and $66 million for both the six months ended June 30, 2023 and 2022.

NOTE 10. INCOME TAXES

Our income tax rate was 24.0% and 23.9% for the three months ended June 30, 2023 and 2022, respectively, and 26.9% and 24.2% for the six months ended June 30, 2023 and 2022, respectively. The tax rate for 2023 is higher than the U.S. statutory rate primarily due to the cost of global activities, including the U.S. taxation on international operations, withholding taxes, and state taxes. The tax rate for 2022 is higher than the U.S. statutory rate primarily due to the cost of global activities, including the U.S. taxation on international operations and state taxes.

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

Post Spin-Off, the Company’s previously undistributed earnings of certain of our foreign subsidiaries are no longer indefinitely reinvested in non-U.S. businesses due to current U.S. funding needs. Therefore, in the first quarter of 2023, an incremental deferred tax liability of $30 million was recorded for withholding and other foreign taxes due upon future distribution of earnings. In addition, the Company is providing for withholding and other foreign taxes due upon future distribution of current period earnings.

Also, in connection with the Spin-Off, our net deferred income tax assets increased by $3,099 million primarily due to transfers from GE, including $964 million related to pension and postretirement benefits, with the remainder primarily attributable to tax attributes that were not part of the Company’s stand-alone operations and changes to valuation on a GE HealthCare basis.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET

Changes in Accumulated other comprehensive income (loss) (“AOCI”) by component, net of income taxes, were as follows:

	For the three months ended June 30, 2023
	Currency translation adjustments(a)	Benefit plans	Cash flow hedges	Total AOCI
March 31, 2023	$(1,760)	$1,865	$(30)	$75
Other comprehensive income (loss) before reclasses – net of taxes of $28, $(11), and $(2)	3	36	5	44
Reclasses from AOCI – net of taxes of $0, $17, and $(1)(c)	—	(54)	5	(49)
June 30, 2023	$(1,757)	$1,847	$(20)	$70

	For the three months ended June 30, 2022
	Currency translation adjustments	Benefit plans	Cash flow hedges	Total AOCI
March 31, 2022	$(1,122)	$(105)	$56	$(1,171)
Other comprehensive income (loss) before reclasses – net of taxes of $(12), $(1), and $4	(472)	3	(3)	(472)
Reclasses from AOCI – net of taxes of $0, $0, and $0(c)	—	—	(6)	(6)
June 30, 2022	$(1,594)	$(102)	$47	$(1,649)

	For the six months ended June 30, 2023
	Currency translation adjustments(a)(d)	Benefit plans	Cash flow hedges	Total AOCI
December 31, 2022	$(1,845)	$(42)	$9	$(1,878)
Other comprehensive income (loss) before reclasses – net of taxes of $17, $(9), and $2	88	23	(8)	103
Unrecognized gain transferred from GE pension – net of taxes of $0, $(509), and $0(b)	—	1,972	—	1,972
Reclasses from AOCI – net of taxes of $0, $33, and $6(c)	—	(106)	(21)	(127)
June 30, 2023	$(1,757)	$1,847	$(20)	$70

	For the six months ended June 30, 2022
	Currency translation adjustments	Benefit plans	Cash flow hedges	Total AOCI
December 31, 2021	$(969)	$(100)	$32	$(1,037)
Other comprehensive income (loss) before reclasses – net of taxes of $(14), $(10), and $(2)	(625)	(2)	32	(595)
Reclasses from AOCI – net of taxes of $0, $0, and $0(c)	—	—	(17)	(17)
June 30, 2022	$(1,594)	$(102)	$47	$(1,649)
(a) The amount of foreign currency translation recognized in Other comprehensive income (loss) during the six months ended June 30, 2023 included net gains (losses) relating to net investment hedges, as further discussed in Note 12, “Financial Instruments and Fair Value Measurements.”
(b) Refer to Note 9, “Postretirement Benefit Plans” for further information on the unrecognized gain transferred from the GE pension and other postretirement plans in connection with the Spin-Off.
(c) Reclassifications from AOCI into earnings for Benefit plans are recognized within Non-operating benefit (income) loss, while Cash flow hedges are recognized within Cost of products or Cost of services in our Condensed Consolidated and Combined Statements of Income.
(d) Other comprehensive income (loss) before reclassification for Currency translation adjustments includes $28 million associated with Spin-Off related adjustments.

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

Cash Flow Hedges
The total amount in AOCI related to cash flow hedges of foreign currency-denominated forecasted transactions was a net $20 million loss as of June 30, 2023. We expect to reclassify $14 million of pre-tax net deferred losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. Pre-tax gains (losses) reclassified from AOCI into earnings were $(6) million and $6 million, for the three months ended June 30, 2023 and 2022, respectively and $27 million and $17 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the maximum length of time over which we are hedging our forecasted transactions was approximately two years.

Net Investment Hedges
The Company uses derivative instruments to hedge the currency risk associated with its net investment in foreign operations. The derivative instruments include cross-currency swaps and foreign currency forward contracts in combination with foreign currency options contracts. As of June 30, 2023 and December 31, 2022, the Company had $2,296 million and $2,132 million notional, respectively, of derivatives consisting mainly of receive-fixed USD, pay-fixed Euro (“EUR”) cross-currency swaps, each designated as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of its net investment in certain EUR-functional subsidiaries.

The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:

Fair Value of Derivatives
	June 30, 2023			December 31, 2022
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency exchange contracts	$1,206	$34	$56	$1,240	$32	$53
Derivatives accounted for as cash flow hedges	1,206	34	56	1,240	32	53
Cross-currency swaps	2,197	29	211	2,132	—	111
Foreign currency exchange contracts and options	99	3	2	—	—	—
Derivatives accounted for as net investment hedges	2,296	32	213	2,132	—	111
Foreign currency exchange contracts	5,269	34	24	4,456	9	20
Embedded derivatives	683	20	13	604	24	18
Equity contracts	198	31	3	8	—	6
Commodity derivatives	77	1	3	48	1	1
Derivatives not designated as hedges	6,227	86	43	5,116	34	45
Total derivatives	$9,729	$152	$312	$8,488	$66	$209
Under the master arrangements with the respective counterparties to our derivative contracts, in certain circumstances and subject to applicable requirements, we are allowed to net settle transactions with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our Condensed Consolidated and Combined Statements of Financial Position and in the table above. The fair value of the derivatives contracts is recognized within All other current assets, All other assets, All other current liabilities, and All other liabilities in the Condensed Consolidated and Combined Statements of Financial Position based upon the contractual timing of settlements for these contracts.
As of June 30, 2023, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $64 million.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges:

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the three months ended June 30		For the six months ended June 30
	2023	2022	2023	2022
Cash flow hedges	$7	$(7)	$(10)	$34
Net investment hedges	(36)	—	(71)	—

The tables below present the gains (losses) of our derivative financial instruments in the Condensed Consolidated and Combined Statements of Income:

Derivative Financial Instruments
	For the three months ended June 30, 2023				For the three months ended June 30, 2022
	Cost of products	Cost of services	Selling, general and administrative	Other (a)	Cost of products	Cost of services	Selling, general and administrative	Other (a)
Foreign currency exchange contracts	$(5)	$(1)	$—	$—	$5	$1	$—	$—
Effects of cash flow hedges	(5)	(1)	—	—	5	1	—	—
Foreign currency exchange contracts	3	1	—	4	(60)	(11)	—	7
Embedded derivatives	—	—	—	2	—	—	—	5
Equity contracts	—	—	18	—	—	—	—	(1)
Commodity derivatives	—	—	—	(2)	—	—	—	5
Effects of derivatives not designated as hedges	$3	$1	$18	$4	$(60)	$(11)	$—	$16

Derivative Financial Instruments
	For the six months ended June 30, 2023				For the six months ended June 30, 2022
	Cost of products	Cost of services	Selling, general and administrative	Other (a)	Cost of products	Cost of services	Selling, general and administrative	Other (a)
Foreign currency exchange contracts	$22	$5	$—	$—	$14	$3	$—	$—
Effects of cash flow hedges	22	5	—	—	14	3	—	—
Foreign currency exchange contracts	10	3	—	5	(61)	(11)	—	7
Embedded derivatives	—	—	—	1	—	—	—	8
Equity contracts	—	—	33	3	—	—	—	(1)
Commodity derivatives	—	—	—	(4)	—	—	—	15
Effects of derivatives not designated as hedges	$10	$3	$33	$5	$(61)	$(11)	$—	$29
(a) Amounts inclusive of Other income (expense) – net on the Condensed Consolidated and Combined Statements of Income.

FAIR VALUE MEASUREMENTS.

The following table represents financial assets and liabilities that are recorded and measured at fair value on a recurring basis:

Fair Value of Financial Assets and Liabilities
	As of June 30, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$30	$—	$—	$30	$21	$—	$—	$21
Derivatives	—	152	—	152	—	66	—	66
Liabilities:
Deferred compensation(a)	243	3	—	246	62	2	—	64
Derivatives	—	309	3	312	—	203	6	209
Contingent consideration	—	—	65	65	—	—	42	42
(a) Certain deferred compensation plans whose value is derived from market-based securities values were transferred from GE as part of the Spin-Off.

Contingent Consideration
The contingent consideration liabilities as of June 30, 2023 and December 31, 2022 were recorded in connection with business acquisitions. Changes in the Level 3 fair value measurement of contingent consideration were not material during the six months ended June 30, 2023.

Fair Value of Other Financial Instruments
The estimated fair value of long-term debt (including the current portion) as of June 30, 2023 and December 31, 2022, was $10,630 million and $8,512 million compared to a carrying value (which includes a reduction for amortized debt issuance costs and discounts) of $10,238 million and $8,241 million, respectively. The fair value of our borrowings is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 8, “Borrowings” for further information.

Non-recurring Fair Value Measurements
Equity investments without readily determinable fair value as of June 30, 2023 and December 31, 2022 were $121 million and $117 million, respectively.

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

Following the Spin-Off, which was completed pursuant to a Separation and Distribution Agreement (the "Separation and Distribution Agreement"), the Company has remaining performance guarantees on behalf of GE. Under the Separation and Distribution Agreement, GE is obligated to use reasonable best efforts to replace the Company as the guarantor or terminate all such performance guarantees. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligors, the Company could be obligated to make payments under the applicable instruments for which GE is obligated to reimburse and indemnify the Company. As of June 30, 2023 the Company’s maximum aggregate exposure, subject to GE reimbursement, is approximately $114 million.

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

Product Warranties
	For the six months ended June 30
	2023	2022
Balance at beginning of period	$193	$161
Current-year provisions	102	131
Expenditures	(105)	(104)
Other changes	—	(5)
Balance at end of period	$190	$183
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

Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. Service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia (the “District Court”) against a number of pharmaceutical and medical device companies, including GE HealthCare and certain affiliates, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint seeks monetary relief and alleges that the defendants provided funding for an Iraqi terrorist organization through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of the plaintiffs’ claims. In January 2022, a panel of the U.S. Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In February 2022, the defendants requested review of the decision by all of the judges on the U.S. Court of Appeals for the District of Columbia Circuit (“the D.C. Circuit”). In February 2023, the D.C. Circuit denied this request. Also in February 2023, defendants filed a motion for a temporary, partial stay of further district court proceedings until the Supreme Court issues its decision in a separate case, Twitter, Inc. v. Taamneh, which also involves the U.S. Anti-Terrorism Act. In March 2023, the District Court granted the motion for a temporary, partial stay. In May 2023, the Supreme Court issued its opinion in Twitter, Inc. v. Taamneh, and the partial stay was extended by the District Court pending further submissions by the parties. In June 2023, defendants petitioned the Supreme Court to review the D.C. Circuit’s decision.

NOTE 14. RESTRUCTURING AND OTHER ACTIVITIES – NET

Restructuring activities are essential to optimize the business operating model for GE HealthCare as a stand-alone company and mostly involve workforce reductions, organizational realignments, and revisions to our real estate footprint. Specifically, restructuring and other charges (gains) primarily include facility exit costs, employee-related termination benefits associated with workforce reductions, asset write-downs, and cease-use costs. For segment reporting, restructuring and other activities are not allocated.
As a result of committed restructuring initiatives, we recorded net expenses of $19 million and $10 million for the three months ended June 30, 2023 and 2022 and $31 million and $22 million for the six months ended June 30, 2023 and 2022. These restructuring initiatives are expected to result in additional expenses of approximately $35 million, to be incurred primarily in 2023, substantially related to employee-related termination benefits and facility exit costs. Restructuring expenses (gains) are recognized within Cost of products, Cost of services, or Selling, general, and administrative ("SG&A"), as appropriate, in the Condensed Consolidated and Combined Statements of Income.

Restructuring and Other Activities
	For the three months ended June 30		For the six months ended June 30
	2023	2022	2023	2022
Employee termination costs	$15	$9	$25	$18
Facility and other exit costs	—	1	1	4
Asset write-downs	4	—	5	—
Total restructuring and other activities – net	$19	$10	$31	$22

In connection with the Spin-Off, GE transferred employee termination obligations for services already rendered of $31 million to GE HealthCare. Liabilities related to restructuring are recognized within All other current liabilities and All other liabilities in the Condensed Consolidated and Combined Statements of Financial Position and totaled $91 million and $75 million as of June 30, 2023 and December 31, 2022, respectively.

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

Stock options provide employees the opportunity to purchase GE HealthCare shares in the future at the market price of our stock on the date the award is granted (the strike price). The options become exercisable over the vesting period, typically becoming fully vested in three to three and a half years, and expire ten years from the grant date if not exercised. RSUs provide an employee the right to shares of GE HealthCare stock when the restrictions lapse over the vesting period. Upon vesting, each RSU is converted into one share of GE HealthCare common stock. PSUs provide an employee with the right to receive shares of GE HealthCare stock based upon achievement of certain performance and market metrics. Upon vesting, each PSU earned is converted into one share of GE HealthCare common stock. We value stock options using a Black-Scholes option pricing model, RSUs using the market price on the grant date, and PSUs using the market price on the grant date and a Monte Carlo simulation as needed based on performance metrics.

The following tables provide the weighted average fair value of options, RSUs, and PSUs granted to employees during the six months ended June 30, 2023 and the related stock option valuation assumptions used in the Black-Scholes model:

Weighted Average Grant Date Fair Value
(In dollars)	June 30, 2023
Stock options	$25
RSUs	73
PSUs	84

Key Assumptions in the Black-Scholes Valuation for Stock Options
June 30, 2023
Risk free rate	3.6%
Dividend yield	0.01%
Expected volatility	26.2%
Expected term (in years)	6.2
Strike price (in dollars)	$72

For new awards granted in 2023, the expected volatility was derived from a peer group’s blended historical and implied volatility as GE HealthCare does not have sufficient historical volatility based on the expected term of the underlying options. The expected term of the stock options was determined using the simplified method. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The dividend yield input was calculated using an annualized rate based on actual dividends declared.

Share-Based Compensation Activity
	Stock options				RSUs
	Shares (in thousands)	Weighted average exercise price (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding as of January 4, 2023(a)	3,738	$90			3,551	$58
Granted	2,143	72			1,788	73
Exercised/Vested	(448)	60			(672)	70
Forfeited	(31)	69			(158)	62
Expired	(30)	131			—	—
Outstanding as of June 30, 2023	5,372	$85	6.4	$53	4,509	$63	1.8	$368
Exercisable as of June 30, 2023	3,044	$95	4.0	$31	N/A	N/A	N/A	N/A
Expected to vest	1,780	$72	9.5	$17	3,851	$55	1.8	$313
(a) Our common stock began “regular way” trading on The Nasdaq Global Market on January 4, 2023. The shares outstanding as of January 4, 2023 pertain to GE equity-based awards issued by GE in prior periods to employees of the Company that were converted to GE HealthCare equity-based awards as part of the Spin-Off.

Total outstanding PSUs as of June 30, 2023 were 1,293 thousand shares with a weighted average fair value of $85 dollars. The intrinsic value and weighted average contractual term of PSUs outstanding were $105 million and 1.8 years, respectively.

Share-based compensation expense is recognized within Cost of products, Cost of services, SG&A or Research and development (“R&D”), as appropriate, in the Condensed Consolidated Statement of Income.

Share-based Compensation Expense	For the three months ended	For the six months ended
	June 30, 2023	June 30, 2023
Share-based compensation expense (pre-tax)	$28	$52
Income tax benefits	(3)	(11)
Share-based compensation expense (after-tax)	$25	$41

Other Share-based Compensation Data

Unrecognized compensation expense as of June 30, 2023(a)	$202
Cash received from stock options exercised for the six months ended June 30, 2023	27
Intrinsic value of stock options exercised and RSU/PSUs vested in the six months ended June 30, 2023	57
(a) Amortized over a weighted average period of 2.2 years.

NOTE 16. EARNINGS PER SHARE

On January 3, 2023, there were approximately 454 million shares of GE HealthCare common stock outstanding, including the interest in our outstanding shares of common stock retained by GE following the Distribution. The computation of basic and diluted earnings per common share for all periods through December 31, 2022 was calculated using this same number of common shares outstanding since no GE HealthCare equity awards were outstanding as of the Distribution Date and is net of Net (income) loss attributable to noncontrolling interest which is fully associated with continuing operations.

Earnings Per Share
	For the three months ended June 30		For the six months ended June 30
(In millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income from continuing operations	$433	$486	$816	$888
Net (income) attributable to noncontrolling interests	(15)	(13)	(26)	(26)
Net income from continuing operations attributable to GE HealthCare	418	473	790	862
Deemed preferred stock dividend of redeemable noncontrolling interest	—	—	(183)	—
Net income from continuing operations attributable to GE HealthCare common shareholders	418	473	607	862
Income from discontinued operations, net of taxes	—	12	—	12
Net income attributable to GE HealthCare common stockholders	$418	$485	$607	$874
Denominator:
Basic weighted-average shares outstanding	455	454	455	454
Dilutive effect of common stock equivalents	3	—	3	—
Diluted weighted-average shares outstanding	458	454	458	454
Basic Earnings Per Share:
Continuing operations	$0.92	$1.04	$1.34	$1.90
Discontinued operations	—	0.03	—	0.03
Attributable to GE HealthCare common stockholders	0.92	1.07	1.34	1.93
Diluted Earnings Per Share:
Continuing operations	$0.91	$1.04	$1.33	$1.90
Discontinued operations	—	0.03	—	0.03
Attributable to GE HealthCare common stockholders	0.91	1.07	1.33	1.93
Antidilutive securities(a)	4	—	4	—
(a) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 17. SUPPLEMENTAL FINANCIAL INFORMATION

Cash, Cash Equivalents and Restricted Cash	As of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,936	$1,440
Short-term restricted cash	3	5
Total cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated and Combined Statements of Financial Position	1,939	1,445
Long-term restricted cash(a)	6	6
Total cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated and Combined Statements of Cash Flows	$1,945	$1,451
(a) Long-term restricted cash is recognized within All other assets in the Condensed Consolidated and Combined Statements of Financial Position.

Inventories
	As of
	June 30, 2023	December 31, 2022
Raw materials	$1,103	$1,053
Work in process	106	91
Finished goods	1,055	1,011
Inventories(a)	$2,264	$2,155
(a) Certain inventory items are long-term in nature and therefore have been recognized within All other assets in the Condensed Consolidated and Combined Statements of Financial Position.

Property, Plant, and Equipment - Net
	As of
	June 30, 2023	December 31, 2022
Original cost	$5,075	$4,989
Less accumulated depreciation and amortization	(3,057)	(2,988)
Right-of-use operating lease assets	339	313
Property, plant, and equipment - net	$2,357	$2,314

ALL OTHER CURRENT AND NON-CURRENT ASSETS.

All other current assets primarily include prepaid expenses and deferred costs, derivative instruments, and financing receivables. All other non-current assets primarily include pension assets, equity method and other investments, long-term financing receivables, long-term customer and sundry receivables, long-term contract and other deferred assets, and long-term inventories. All other current and non-current assets increased in the six months ended June 30, 2023, primarily due to assets transferred from GE as a result of the Spin-Off. Refer to Note 1, “Organization and Basis of Presentation” for further information.

ALL OTHER CURRENT AND NON-CURRENT LIABILITIES.

All other current liabilities primarily include employee compensation and benefits liabilities, sales allowances, equipment projects and other commercial liabilities, product warranties, uncertain and other income tax payable, accrued freight and utilities, operating lease liabilities, and derivative instruments. All other non-current liabilities primarily include long-term contract liabilities, long-term operating lease liabilities, long-term environmental, health and safety obligations, long-term derivative instruments and long-term uncertain and other income tax payable. All other current and non-current liabilities increased in the six months ended June 30, 2023, primarily due to liabilities transferred from GE as a result of the Spin-Off. Refer to Note 1, “Organization and Basis of Presentation” for further information.

SUPPLY CHAIN FINANCE PROGRAMS.

The Company participates in voluntary supply chain finance programs which provide participating suppliers the opportunity to sell their GE HealthCare receivables to third parties at the sole discretion of both the suppliers and the third parties. We evaluate supply chain finance programs to ensure the use of a third-party intermediary to settle our trade payables does not change the nature, existence, amount, or timing of our trade payables and does not provide the Company with any direct economic benefit. If any characteristics of the trade payables change or we receive a direct economic benefit, we reclassify the trade payables as borrowings. In connection with the supply chain finance program, payment terms normally range from 30 to 150 days, not exceeding 180 days, depending on the underlying supplier agreements. Included in Accounts payable as of June 30, 2023 and December 31, 2022 were $422 million and $392 million, respectively, of confirmed supplier invoices that are outstanding and subject to the third-party programs.

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

The activity attributable to redeemable noncontrolling interests for the six months ended June 30, 2023 and 2022 is presented below.

Redeemable Noncontrolling Interests
	For the six months ended June 30
	2023	2022
Balance at beginning of period	$230	$220
Net income attributable to redeemable noncontrolling interests	21	19
Redemption value adjustments(a)	183	—
Distributions to and exercise of redeemable noncontrolling interests(b)	(225)	(19)
Balance at end of period	$209	$220
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
(b) In the first quarter of 2023, the redeemable noncontrolling interest holder exercised its option redemption provision. The redemption amount of $211 million was paid in the second quarter of 2023.

Other Income (Expense) – Net
	For the three months ended June 30		For the six months ended June 30
	2023	2022	2023	2022
Net interest and investment income (expense)	$—	$(10)	$13	$(12)
Equity method investment income	5	6	9	9
Change in fair value of assumed obligation	(6)	—	(19)	—
Other items, net(a)	15	23	19	48
Total other income (expense) – net	$14	$19	$22	$45
(a) Other items, net primarily consists of lease income, licensing and royalty income, and gains and losses related to derivatives for the three and six months ended June 30, 2023, and licensing and royalty income, and gains and losses related to derivatives for the three and six months ended June 30, 2022.

NOTE 18. RELATED PARTIES

PRIOR TO SPIN-OFF.
Prior to the Spin-Off, GE provided the Company with significant corporate infrastructure and shared services. Some of these services continue to be provided by GE to the Company on a temporary basis under the Transition Services Agreement, as discussed below. The following disclosures summarize related party activity between GE HealthCare and GE. This activity, which occurred prior to the Spin-Off, is included in the condensed combined financial statements.
Pensions, Benefit, and Contribution Plans
As discussed in Note 9, “Postretirement Benefit Plans,” employees of the Company participated in pensions, benefit, and contribution plans that were sponsored by GE. The Company was charged $64 million and $123 million for the three and six months ended June 30, 2022 related to employee participation in these plans. In connection with the Spin-Off, a portion of these plans were transferred to the Company.
Share-based Compensation
GE granted various employee benefits to its group employees, including those of the Company, under the GE Long-Term Incentive Plan. These benefits primarily included stock options and restricted stock units. Compensation expense allocated to the Company was $20 million and $39 million for the three and six months ended June 30, 2022, respectively, and is recognized within SG&A in the Condensed Combined Statement of Income.
Corporate Overhead and Other Allocations from GE
GE provided certain services described below that were charged to the Company based on employee headcount, revenue, or other allocation methodologies.

Corporate Allocations from GE	For the three months ended	For the six months ended
	June 30, 2022	June 30, 2022
Costs for centralized services(a)	$13	$26
Costs associated with employee medical insurance(b)	30	60
Costs for corporate and shared services(c)	104	220
(a) Costs for centralized services such as public relations, treasury and cash management, and other services were recognized within SG&A in the Condensed Combined Statement of Income.
(b) Costs associated with employee medical insurance were recognized within Cost of products, Cost of services, SG&A, and R&D in the Condensed Combined Statement of Income based on the employee population.
(c) Costs for corporate and shared services such as information technology, finance and other services were primarily recognized in SG&A and R&D in the Condensed Combined Statement of Income.

Management believes that the expense and cost allocations have been determined on a basis that is a reasonable reflection of the utilization of services provided or the benefit received by the Company during the three and six months ended June 30, 2022. The amounts that would have been, or will be incurred, on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees, or other factors.

AFTER SPIN-OFF.

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE, including, but not limited to the following which had activity during the first six months of 2023:

•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and GE following the Distribution, including procedures with respect to claims subject to indemnification and related matters.

•Transition Services Agreement – governs all matters relating to the provision of services between the Company and GE on a transitional basis. The services the Company receives include support for digital technology, human resources, supply chain, finance, and real estate services, among others. The services generally commenced on the date of the Spin-Off and will terminate up to 36 months following the Distribution Date depending upon the related transitional service. For the three and six months ended June 30, 2023, we incurred $84 million and $192 million, net, which represents fees charged from GE to the Company primarily for information technology, human resources, and R&D and is net of fees charged from the Company to GE for facilities and other shared services.

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

Current amounts due from and to GE under the various agreements described above are recognized within Due from related parties or Due to related parties, as applicable, in the Condensed Consolidated and Combined Statements of Financial Position. Non-current amounts due from GE were $88 million and due to GE were $132 million, and were recognized within All other assets or All other liabilities, as applicable, in the Condensed Consolidated Statements of Financial Position as of June 30, 2023. These amounts primarily relate to tax and other indemnities.

GE HealthCare sells products and services in the ordinary course of business to certain entities associated with two members of our Board of Directors. During the three and six months ended June 30, 2023, we recognized revenue of $23 million and $47 million, respectively, from these entities in connection with providing products and services. Current amounts due from these entities as of June 30, 2023 were not significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated and combined financial statements and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of GE HealthCare Technologies Inc. (“GE HealthCare,” the “Company,” “our,” or “we”) for the three and six months ended June 30, 2023 and 2022. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Actual results may differ materially from these expectations, see “Forward-Looking Statements.”

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

GE HealthCare’s operations are organized and managed through four reportable segments: Imaging, Ultrasound, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”) and we evaluate their operating performance using revenue and Segment EBIT.

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

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Russia and Ukraine Conflict
We had $141 million and $143 million of assets in, or directly related to, these two countries as of June 30, 2023 and December 31, 2022, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $155 million and $148 million from customers in these two countries for the six months ended June 30, 2023 and June 30, 2022, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. In May 2023, the U.S. Department of Commerce implemented expanded measures that require us to obtain a license for the export, reexport to, or transfer of specified medical equipment and spare parts to customers in Russia. The European Union and other countries have also expanded licensing requirements for certain spare parts and other items. We are applying for the licenses needed to continue supplying these customers. The implementation of these new measures affected our ability to supply customers in Russia in the second quarter of 2023 and will continue to do so until we are able to obtain licenses, and there is no guarantee we will obtain all of the licenses for which we applied or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. Our board of directors (the "Board"), with management, will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

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

Pension and Other Benefit-Related Liabilities
In connection with the Spin-Off, on January 1, 2023, GE transferred certain plan liabilities and assets to GE HealthCare. The amounts related to the plans assumed by GE HealthCare on January 1, 2023, in addition to the existing GE HealthCare plans, are shown in the table below.

Postretirement Benefit Plans
	Projected benefit obligations	Fair value of plan assets	Funded status – surplus (deficit)
GE HealthCare Pension Plan	$15,968	$14,860	$(1,108)
GE HealthCare Supplementary Pension Plan	2,032	—	(2,032)
Other Pension Plans	3,743	4,048	305
Retiree Benefit Plans	1,210	—	(1,210)
Total transferred plans	$22,953	$18,908	$(4,045)
Plans sponsored by GE HealthCare	703	425	(278)
Total postretirement benefit plans	$23,656	$19,333	$(4,323)
See Note 9, “Postretirement Benefit Plans” to the condensed consolidated and combined financial statements for further information.

SUMMARY OF KEY PERFORMANCE MEASURES
Management reviews and analyzes several key performance measures including Total revenues, Remaining Performance Obligations (“RPO”), Operating income, Net income attributable to GE HealthCare, Earnings per share – continuing operations, and Cash flow from operations. Management also reviews and analyzes Organic revenue*, Adjusted Earnings Before Interest and Taxes* (“Adjusted EBIT*”), Adjusted net income*, Adjusted earnings per share*, and Free cash flow*, which are non-GAAP financial measures. These measures are reviewed and analyzed in order to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions, including those discussed below. See “Results of Operations” and “Liquidity and Capital Resources” below for further discussion on our key performance measures.

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

____________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS
The following tables set forth our results of operations for each of the periods presented:

Condensed Consolidated and Combined Statements of Income
	For the three months ended June 30		For the six months ended June 30
	2023	2022	2023	2022
Sales of products	$3,213	$2,903	$6,344	$5,690
Sales of services	1,604	1,581	3,180	3,137
Total revenues	4,817	4,484	9,524	8,827
Cost of products	2,084	1,915	4,121	3,829
Cost of services	793	773	1,572	1,524
Gross profit	1,940	1,796	3,831	3,474
Selling, general, and administrative	1,072	908	2,134	1,839
Research and development	298	257	568	495
Total operating expenses	1,370	1,165	2,702	2,334
Operating income	570	631	1,129	1,140
Interest and other financial charges – net	137	12	273	16
Non-operating benefit (income) costs	(123)	(1)	(238)	(3)
Other (income) expense – net	(14)	(19)	(22)	(45)
Income from continuing operations before income taxes	570	639	1,116	1,172
Benefit (provision) for income taxes	(137)	(153)	(300)	(284)
Net income from continuing operations	433	486	816	888
Income from discontinued operations, net of taxes	—	12	—	12
Net income	433	498	816	900
Net (income) attributable to noncontrolling interests	(15)	(13)	(26)	(26)
Net income attributable to GE HealthCare	$418	$485	$790	$874

TOTAL REVENUES AND RPO.

Revenues by Segment
	For the three months ended June 30				For the six months ended June 30
	2023	2022	% change	% organic* change	2023	2022	% change	% organic* change
Segment revenues
Imaging	$2,620	$2,449	7%	9%	$5,116	$4,760	7%	11%
Ultrasound	839	828	1%	3%	1,698	1,643	3%	7%
PCS	770	713	8%	9%	1,551	1,429	9%	10%
PDx	568	478	19%	20%	1,126	962	17%	20%
Other(a)	20	16			33	33
Total revenues	$4,817	$4,484	7%	9%	$9,524	$8,827	8%	11%
(a)Financial information not presented within the reportable segments, shown within the Other category, represents the HealthCare Financial Services (“HFS”) business which does not meet the definition of an operating segment.

Revenues by Region
	For the three months ended June 30			For the six months ended June 30
	2023	2022	% change	2023	2022	% change
USCAN	$2,139	$2,027	6%	$4,222	$3,970	6%
EMEA	1,216	1,118	9%	2,384	2,210	8%
China region	714	636	12%	1,386	1,205	15%
Rest of World	748	703	6%	1,532	1,442	6%
Total revenues	$4,817	$4,484	7%	$9,524	$8,827	8%
____________________
*Non-GAAP Financial Measure

For the three months ended June 30, 2023

Total revenues were $4,817 million for the three months ended June 30, 2023, growing 7% or $333 million as reported and 9% organically*. The reported growth was primarily due to Sales of products growing 11% or $310 million as reported, driven primarily by growth in Imaging, PDx, and PCS revenues.

The segment revenues were as follows:

•Imaging segment revenues were $2,620 million for the three months ended June 30, 2023, growing 7% or $171 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 9% primarily due to growth in Molecular Imaging and Computed Tomography (“MI/CT”) and Magnetic Resonance (“MR”) product lines, due to supply chain fulfillment improvements, stable demand in the past few quarters, new product introductions, and an increase in price;
•Ultrasound segment revenues were $839 million for the three months ended June 30, 2023, growing 1% or $11 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 3% primarily due to revenue growth in Cardiovascular and Women's Health product lines due to new product introductions;
•PCS segment revenues were $770 million for the three months ended June 30, 2023, growing 8% or $57 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 9% primarily due to growth in Monitoring Solutions and Anesthesia and Respiratory Care product lines due to an increase in price and supply chain fulfillment improvements; and
•PDx segment revenues were $568 million for the three months ended June 30, 2023, growing 19% or $90 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 20%, with growth across all regions due to an increase in price and improving demand.

The regional revenues were as follows:

•USCAN revenues were $2,139 million for the three months ended June 30, 2023, growing 6% or $112 million as reported due to growth across all segment revenues;
•EMEA revenues were $1,216 million for the three months ended June 30, 2023, growing 9% or $98 million as reported due to growth in Imaging and PDx revenues;
•China region revenues were $714 million for the three months ended June 30, 2023, growing 12% or $78 million as reported due to growth across all segment revenues, partially offset by unfavorable foreign currency impacts; and
•Rest of World revenues were $748 million for the three months ended June 30, 2023, growing 6% or $45 million as reported due to growth in PDx and Imaging revenues, partially offset by unfavorable foreign currency impacts.

For the six months ended June 30, 2023
Total revenues were $9,524 for the six months ended June 30, 2023, growing 8% or $697 million as reported and 11% organically*. The reported growth was primarily due to Sales of products growing 11% or $654 million as reported with growth across all segment revenues.
The segment revenues were as follows:

•Imaging segment revenues were $5,116 million for the six months ended June 30, 2023, growing 7% or $356 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 11% primarily due to growth in MI/CT and MR product lines, due to supply chain fulfillment improvements, stable demand in the past few quarters, new product introductions, and an increase in price;
•Ultrasound segment revenues were $1,698 million for the six months ended June 30, 2023, growing 3% or $55 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 7% primarily due to growth in Cardiovascular and Women's Health product lines due to new product introductions and supply chain fulfillment improvements;
•PCS segment revenues were $1,551 million for the six months ended June 30, 2023, growing 9% or $122 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 10% with growth across all product lines driven by an increase in price and supply chain fulfillment improvements; and
•PDx segment revenues were $1,126 million for the six months ended June 30, 2023, growing 17% or $164 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 20%, with growth across all regions due to improving demand and an increase in price.
__________________________
*Non-GAAP Financial Measure

The regional revenues were as follows:

•USCAN revenues were $4,222 million for the six months ended June 30, 2023, growing 6% or $252 million as reported due to growth across all segment revenues;
•EMEA revenues were $2,384 million for the six months ended June 30, 2023, growing 8% or $174 million as reported due to growth in Imaging and PDx revenues, partially offset by unfavorable foreign currency impacts;
•China region revenues were $1,386 million for the six months ended June 30, 2023, growing 15% or $181 million as reported due to growth across all segment revenues, partially offset by unfavorable foreign currency impacts; and
•Rest of World revenues were $1,532 million for the six months ended June 30, 2023, growing 6% or $90 million as reported due to growth in Imaging and PDx revenues, partially offset by unfavorable foreign currency impacts.

Remaining Performance Obligations
	As of
	June 30, 2023	December 31, 2022	% change
Products	$4,992	$4,992	—%
Services	9,317	9,351	—%
Total RPO	$14,309	$14,343	—%

RPO represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. RPO as of June 30, 2023 was flat to December 31, 2022.

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the three months ended June 30					For the six months ended June 30
	2023	% of Total revenues	2022	% of Total revenues	% change	2023	% of Total revenues	2022	% of Total revenues	% change
Operating income	$570	11.8%	$631	14.1%	(10)%	$1,129	11.9%	$1,140	12.9%	(1)%
Net income attributable to GE HealthCare	418	8.7%	485	10.8%	(14)%	790	8.3%	874	9.9%	(10)%
Adjusted EBIT*	711	14.8%	719	16.0%	(1)%	1,375	14.4%	1,318	14.9%	4%
Adjusted net income*	419	8.7%	524	11.7%	(20)%	807	8.5%	961	10.9%	(16)%
For the three months ended June 30, 2023

Operating income was $570 million for the three months ended June 30, 2023, a decrease of $61 million or 230 basis points as a percent of Total revenues. The decrease as a percent of Total revenues was due to the following factors:

•Cost of products sold increased $169 million but decreased 110 basis points as a percent of Sales of products. The decrease as a percent of sales was driven by an increase in pricing of our products and cost productivity, partially offset by continued cost inflation. Cost of services sold increased $20 million or 50 basis points as a percent of Sales of services. The increase as a percent of sales was driven by cost inflation, partially offset by cost productivity and an increase in pricing of our service offerings. Included in our total cost of revenue for the three months ended June 30, 2023, as part of our product investment, was $110 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $109 million for the three months ended June 30, 2022; and
•Total operating expenses increased $205 million due to an increase in Selling, general, and administrative (“SG&A”) expense of $164 million driven by increased costs associated with both the stand-up and operation as a standalone company and commercial and marketing investments and a planned increase in Research and Development (“R&D”) investments of $41 million. As a result, SG&A as a percentage of Total revenues increased by 210 basis points and R&D as a percentage of Total revenues increased by 50 basis points.

____________________
*Non-GAAP Financial Measure

Net income attributable to GE HealthCare and Net income margin were $418 million and 8.7%, for the three months ended June 30, 2023, a decrease of $67 million and 210 basis points, respectively, primarily due to the following factors:

•Operating income decreased $61 million, as discussed above;
•Interest and other financial charges – net increased $125 million primarily due to interest expense related to the debt securities issued by GE HealthCare in November of 2022 and the Term Loan Facility drawn upon in January of 2023;
•Non-operating benefit income, net, increased $122 million primarily related to the pension plans transferred to GE HealthCare as part of the Spin-Off; and
•Provision for income taxes decreased $16 million primarily due to the impact of lower income before taxes. For additional detail regarding our income taxes, see Note 10, “Income Taxes” to the condensed consolidated and combined financial statements.

Adjusted EBIT* and Adjusted EBIT margin* were $711 million and 14.8% for the three months ended June 30, 2023, a decrease of $8 million and 120 basis points, respectively, primarily due to the increase in Total operating expenses as discussed above, excluding one-time spin-off and separation costs, partially offset by an increase in Total revenues.

Adjusted net income* was $419 million for the three months ended June 30, 2023, a decrease of $105 million primarily due to higher Interest and other financial charges – net.

For the six months ended June 30, 2023

Operating income was $1,129 million for the six months ended June 30, 2023, a decrease of $11 million or 100 basis points as a percent of Total revenues. The decrease as a percent of Total revenues was due to the following factors:

•Cost of products sold increased $292 million but decreased 230 basis points as a percent of Sales of products. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our products, partially offset by continued cost inflation. Cost of services sold increased $48 million or 80 basis points as a percent of Sales of services. The increase as a percent of sales was driven by cost inflation, partially offset by cost productivity and an increase in pricing of our service offerings. Included in our total cost of revenue for the six months ended June 30, 2023, as part of our product investment, was $220 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $214 million for the six months ended June 30, 2022; and
•Total operating expenses increased $368 million due to an increase in SG&A expense of $295 million driven by increased costs associated with both the stand-up and operation as a standalone company and commercial and marketing investments and a planned increase in R&D investments of $73 million. As a result, SG&A as a percentage of Total revenues increased by 160 basis points and R&D as a percentage of Total revenues increased by 40 basis points.

Net income attributable to GE HealthCare and Net income margin were $790 million and 8.3% for the six months ended June 30, 2023, a decrease of $84 million and 160 basis points, respectively, primarily due to the following factors:

•Operating income decreased $11 million, as discussed above;
•Interest and other financial charges – net increased $257 million primarily due to interest expense related to the debt securities issued by GE HealthCare in November of 2022 and the Term Loan Facility drawn upon in January of 2023;
•Non-operating benefit income, net, increased $235 million primarily related to the pension plans transferred to GE HealthCare as part of the Spin-Off; and
•Provision for income taxes increased $16 million primarily due to taxes accrued for the future repatriation of current earnings as well as a one-time charge for prior period earnings of certain of our foreign subsidiaries, partially offset by the impact of lower income before taxes. For additional detail regarding our income taxes, see Note 10, “Income Taxes” to the condensed consolidated and combined financial statements.

Adjusted EBIT* and Adjusted EBIT margin* were $1,375 million and 14.4% for the six months ended June 30, 2023, an increase of $57 million but a decrease of 50 basis points, respectively, primarily due to an increase in Operating income excluding the impact of one-time spin-off and separation costs.

Adjusted net income* was $807 million for the six months ended June 30, 2023, a decrease of $154 million primarily due to higher Interest and other financial charges – net, partially offset by an increase in Operating Income as discussed above, excluding the impact of one-time spin-off and separation costs.

____________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS – SEGMENTS

We exclude from Segment EBIT certain corporate-related expenses and certain transactions or adjustments that our Chief Operating Decision Maker (which is our Chief Executive Officer) considers to be non-operational, such as interest expenses, income tax expenses, restructuring costs, acquisition and disposition related charges (benefits), Spin-Off and separation costs, Non-operating benefit (income) costs, gain/loss of business and asset dispositions, amortization of acquisition-related intangible assets, Net (income) loss attributable to noncontrolling interests, Income (loss) from discontinued operations, net of taxes, and investment revaluation gain/loss. See “Results of Operations” section above for discussion on the performance of segments on revenue.

Segment EBIT
	For the three months ended June 30					For the six months ended June 30
	2023	% of segment revenues	2022	% of segment revenues	% change	2023	% of segment revenues	2022	% of segment revenues	% change
Segment EBIT
Imaging	$278	10.6%	$306	12.5%	(9)%	$469	9.2%	$512	10.8%	(8)%
Ultrasound	191	22.8%	220	26.6%	(13)%	398	23.4%	412	25.1%	(3)%
PCS	84	10.9%	81	11.4%	4%	193	12.4%	146	10.2%	32%
PDx	152	26.8%	115	24.1%	32%	307	27.3%	253	26.3%	21%
Other(a)	6		(3)			8		(5)
	$711		$719		(1)%	$1,375		$1,318		4%
(a)Financial information not presented within the reportable segments, shown within the Other category, represents the HFS business and certain other business activities which do not meet the definition of an operating segment.
For the three months ended June 30, 2023

•Imaging Segment EBIT was $278 million for the three months ended June 30, 2023, a decrease of $28 million due to delivery of high-cost inventory from prior year purchases and planned investments, partially offset by cost productivity, growth in sales volume, and an increase in price;
•Ultrasound Segment EBIT was $191 million for the three months ended June 30, 2023, a decrease of $29 million due to cost inflation and planned investments, partially offset by cost productivity and an increase in price;
•PCS Segment EBIT was $84 million for the three months ended June 30, 2023, an increase of $3 million due to an increase in price, cost productivity, and growth in sales volume, largely offset by cost inflation and planned investments; and
•PDx Segment EBIT was $152 million for the three months ended June 30, 2023, an increase of $37 million due to an increase in price, growth in sales volume, and cost productivity, partially offset by cost inflation and planned investments.

For the six months ended June 30, 2023

•Imaging Segment EBIT was $469 million for the six months ended June 30, 2023, a decrease of $43 million due to delivery of high-cost inventory from prior year purchases, planned investments, and mix between our product and service offerings, partially offset by cost productivity, growth in sales volume, and an increase in price;
•Ultrasound Segment EBIT was $398 million for the six months ended June 30, 2023, a decrease of $14 million due to cost inflation and planned investments, partially offset by cost productivity and an increase in price;
•PCS Segment EBIT was $193 million for the six months ended June 30, 2023, an increase of $47 million due to cost productivity, an increase in price, and growth in sales volume, partially offset by cost inflation and planned investments; and
•PDx Segment EBIT was $307 million for the six months ended June 30, 2023, an increase of $54 million due to an increase in price, growth in sales volume, and cost productivity, partially offset by cost inflation and planned investments.

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

Adjusted EBIT and Adjusted EBIT margin
We believe Adjusted EBIT and Adjusted EBIT margin provide management and investors with additional understanding of our business by highlighting the results from ongoing operations and the underlying profitability factors. These metrics exclude interest expense, interest income, non-operating benefit (income) costs, and tax expense, as well as non-recurring and/or non-cash items, that can have a material impact on our results. In addition, we may from time to time consider excluding other nonrecurring items to enhance comparability between periods. We believe this provides additional insight into how our businesses are performing, on a normalized basis. However, Adjusted EBIT and Adjusted EBIT margin should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Adjusted net income
We believe Adjusted net income provides investors with improved comparability of underlying operating results and a further understanding and additional transparency regarding how we evaluate our business. Adjusted net income also provides management and investors with additional perspective regarding the impact of certain significant items on our earnings. Adjusted net income excludes non-operating benefit (income) costs, certain tax expense adjustments, and non-recurring and/or non-cash items, that can have a material impact on our results. In addition, we may from time to time consider excluding other nonrecurring items to enhance comparability between periods. However, Adjusted net income should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Adjusted earnings per share
We believe Adjusted earnings per share provides investors with improved comparability of underlying operating results and a further understanding and additional transparency regarding how we evaluate our business. Adjusted earnings per share also provides management and investors with additional perspective regarding the impact of certain significant items on our per share earnings. Adjusted earnings per share excludes non-operating benefit (income) costs, certain tax expense adjustments, and non-recurring and/or non-cash items, that can have a material impact on our results. In addition, we may from time to time consider excluding other nonrecurring items to enhance comparability between periods. However, Adjusted earnings per share should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Free cash flow
We believe that Free cash flow provides management and investors with an important measure of our ability to generate cash on a normalized basis. Free cash flow also provides insight into our flexibility to allocate capital, including reinvesting in the Company for future growth, paying down debt, paying dividends, and pursuing other opportunities that may enhance stockholder value. Free cash flow is Cash from (used for) operating activities – continuing operations including cash flows related to the additions and dispositions of PP&E and internal-use software as well as the impact of discontinued factoring programs. Interest expense associated with external debt that was historically held by GE is not recognized in the condensed combined financial statements and related notes. Additionally, Free cash flow does not represent residual cash flows available for discretionary expenditures, due to the fact the measures do not deduct the payments required for debt repayments.

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

Organic Revenue*	For the three months ended June 30			For the six months ended June 30
	2023	2022	% change	2023	2022	% change
Imaging revenues	$2,620	$2,449	7%	$5,116	$4,760	7%
Less: Acquisitions(a)	—	—		—	—
Less: Dispositions(b)	—	—		—	—
Less: Foreign currency exchange	(47)	—		(145)	—
Imaging Organic revenue*	$2,667	$2,449	9%	$5,261	$4,760	11%
Ultrasound revenues	$839	$828	1%	$1,698	$1,643	3%
Less: Acquisitions(a)	—	—		—	—
Less: Dispositions(b)	—	—		—	—
Less: Foreign currency exchange	(15)	—		(55)	—
Ultrasound Organic revenue*	$854	$828	3%	$1,753	$1,643	7%
PCS revenues	$770	$713	8%	$1,551	$1,429	9%
Less: Acquisitions(a)	—	—		—	—
Less: Dispositions(b)	—	—		—	—
Less: Foreign currency exchange	(6)	—		(23)	—
PCS Organic revenue*	$776	$713	9%	$1,574	$1,429	10%
PDx revenues	$568	$478	19%	$1,126	$962	17%
Less: Acquisitions(a)	—	—		—	—
Less: Dispositions(b)	—	—		—	—
Less: Foreign currency exchange	(6)	—		(25)	—
PDx Organic revenue*	$574	$478	20%	$1,151	$962	20%
Other revenues	$20	$16	25%	$33	$33	—%
Less: Acquisitions(a)	—	—		—	—
Less: Dispositions(b)	—	—		—	—
Less: Foreign currency exchange	—	—		—	—
Other Organic revenue*	$20	$16	25%	$33	$33	—%
Total revenues	$4,817	$4,484	7%	$9,524	$8,827	8%
Less: Acquisitions(a)	—	—		—	—
Less: Dispositions(b)	—	—		—	—
Less: Foreign currency exchange	(74)	—		(248)	—
Organic revenue*	$4,891	$4,484	9%	$9,772	$8,827	11%

(a)	Represents revenues attributable to acquisitions from the date we completed the transaction through the end of four quarters following the transaction.
(b)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

____________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the three months ended June 30			For the six months ended June 30
	2023	2022	% change	2023	2022	% change
Net income attributable to GE HealthCare	$418	$485	(14)%	$790	$874	(10)%
Add: Interest and other financial charges - net	137	12		273	16
Add: Non-operating benefit (income) costs	(123)	(1)		(238)	(3)
Less: Benefit (provision) for income taxes	(137)	(153)		(300)	(284)
Less: Income (loss) from discontinued operations, net of taxes	—	12		—	12
Less: Net (income) attributable to noncontrolling interests	(15)	(13)		(26)	(26)
EBIT*	$584	$651	(10)%	$1,151	$1,185	(3)%
Add: Restructuring costs(a)	19	10		31	22
Add: Acquisition and disposition related charges (benefits)(b)	(2)	14		(1)	29
Add: Spin-Off and separation costs(c)	72	—		130	—
Add: (Gain)/loss of business and asset dispositions(d)	—	—		—	(3)
Add: Amortization of acquisition-related intangible assets	32	30		63	63
Add: Investment revaluation (gain)/loss(e)	6	14		1	22
Adjusted EBIT*	$711	$719	(1)%	$1,375	$1,318	4%
Net income margin	8.7%	10.8%	(210) bps	8.3%	9.9%	(160) bps
Adjusted EBIT margin*	14.8%	16.0%	(120) bps	14.4%	14.9%	(50) bps

(a)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(b)
Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.

(c)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, and other one-time costs.
(d)	Consists of gains and losses resulting from the sale of assets and investments.
(e)	Primarily relates to valuation adjustments for equity investments.

Adjusted Net Income*	For the three months ended June 30			For the six months ended June 30
	2023	2022	% change	2023	2022	% change
Net income attributable to GE HealthCare	$418	$485	(14)%	$790	$874	(10)%
Add: Non-operating benefit (income) costs	(123)	(1)		(238)	(3)
Add: Restructuring costs(a)	19	10		31	22
Add: Acquisition and disposition related charges (benefits)(b)	(2)	14		(1)	29
Add: Spin-Off and separation costs(c)	72	—		130	—
Add: (Gain)/loss of business and asset dispositions(d)	—	—		—	(3)
Add: Amortization of acquisition-related intangible assets	32	30		63	63
Add: Investment revaluation (gain)/loss(e)	6	14		1	22
Add: Tax effect of reconciling items	(3)	(16)		1	(31)
Add: Certain tax adjustments(f)	—	—		30	—
Less: Income (loss) from discontinued operations, net of taxes	—	12		—	12
Adjusted net income*	$419	$524	(20)%	$807	$961	(16)%

(a)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(b)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(c)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, and other one-time costs.
(d)	Consists of gains and losses resulting from the sale of assets and investments.
(e)	Primarily relates to valuation adjustments for equity investments.
(f)	Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of our foreign subsidiaries for which we are no longer permanently reinvested.

____________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the three months ended June 30			For the six months ended June 30
(In dollars, except shares outstanding presented in millions)	2023	2022	$ change	2023	2022	$ change
Diluted earnings per share – continuing operations	$0.91	$1.04	$(0.13)	$1.33	$1.90	$(0.57)
Add: Deemed preferred stock dividend of redeemable noncontrolling interest	—	—		0.40	—
Add: Non-operating benefit (income) costs	(0.27)	(0.00)		(0.52)	(0.01)
Add: Restructuring costs(a)	0.04	0.02		0.07	0.05
Add: Acquisition and disposition related charges (benefits)(b)	(0.00)	0.03		(0.00)	0.06
Add: Spin-Off and separation costs(c)	0.16	—		0.28	—
Add: (Gain)/loss of business and asset dispositions(d)	—	—		—	(0.01)
Add: Amortization of acquisition-related intangible assets	0.07	0.07		0.14	0.14
Add: Investment revaluation (gain)/loss(e)	0.01	0.03		0.00	0.05
Add: Tax effect of reconciling items	(0.01)	(0.04)		0.00	(0.07)
Add: Certain tax adjustments(f)	—	—		0.07	—
Adjusted earnings per share*(g)	$0.92	$1.15	$(0.23)	$1.76	$2.12	$(0.36)
Diluted weighted-average shares outstanding	458	454		458	454

(a)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(b)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(c)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, and other one-time costs.
(d)	Consists of gains and losses resulting from the sale of assets and investments.
(e)	Primarily relates to valuation adjustments for equity investments.
(f)	Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of our foreign subsidiaries for which we are no longer permanently reinvested.
(g)	Adjusted earnings per share* amounts are computed independently, thus, the sum of per-share amounts may not equal the total.

Free Cash Flow*	For the six months ended June 30
	2023	2022	% change
Cash from (used for) operating activities – continuing operations	$401	$449	(11)%
Add: Additions to PP&E and internal-use software	(213)	(159)
Add: Dispositions of PP&E	1	3
Free cash flow*	$189	$293	(35)%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, our Cash, cash equivalents, and restricted cash balance was $1,939 million. We have historically generated positive cash flows from operating activities from continuing operations. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 8, "Borrowings" to the condensed consolidated and combined financial statements. Historically, we relied on cash pooling arrangements with GE to manage liquidity and fund our operations. Upon completion of the Spin-Off, we ceased participation in GE cash pooling arrangements and our Cash, cash equivalents, and restricted cash are held and used solely for our own ongoing operations and commitments.

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

____________________
*Non-GAAP Financial Measure

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the six months ended June 30
	2023	2022
Cash from (used for) operating activities – continuing operations	$401	$449
Cash from (used for) investing activities – continuing operations	(350)	(185)
Cash from (used for) financing activities – continuing operations	446	(280)
Free cash flow*	189	293

Operating Activities
Cash generated from operating activities from continuing operations was $401 million for the six months ended June 30, 2023 and $449 million for the six months ended June 30, 2022.

Cash generated from operating activities in the six months ended June 30, 2023 included Net income of $816 million, non-cash charges for depreciation and amortization of $313 million, and $728 million outflow from changes in assets and liabilities, primarily driven by bi-annual cash paid for interest for senior unsecured notes, an increase in inventory and an increase in company funded benefit payments for postretirement benefit plans.

Cash generated from operating activities in the six months ended June 30, 2022 included Net income of $888 million, non-cash charges for depreciation and amortization of $316 million, and $755 million outflow from changes in assets and liabilities, primarily driven by an increase in inventory and higher cash taxes paid, partially offset by an increase in accounts payable.

Investing Activities
Cash used for investing activities from continuing operations was $350 million for the six months ended June 30, 2023 and $185 million for the six months ended June 30, 2022.

Cash used for investing activities in the six months ended June 30, 2023 primarily included additions to PP&E of $213 million related primarily to new product introductions, manufacturing capacity expansion, and purchases of businesses, net of cash acquired of $147 million primarily related to Caption Health, Inc. (“Caption Health”). On February 17, 2023, we acquired Caption Health, an artificial intelligence ("AI") company whose technology expands access to AI-guided ultrasound screening for novice users.

Cash used for investing activities from continuing operations was $185 million in the six months ended June 30, 2022, and included additions to PP&E of $159 million related primarily to new product introductions and manufacturing capacity expansion.

Financing Activities
Cash generated from financing activities from continuing operations was $446 million for the six months ended June 30, 2023 and cash used for financing activities from continuing operations was $280 million for the six months ended June 30, 2022.

Cash used for financing activities primarily included $1,317 million and $225 million of transfers to GE in the six months ended June 30, 2023 and 2022, respectively, and $211 million of Redemption of noncontrolling interests in the six months ended June 30, 2023, offset by newly issued debt of $2,000 million in the six months ended June 30, 2023.

Free cash flow*
Free cash flow* was $189 million for the six months ended June 30, 2023 and primarily included $401 million of cash generated from operating activities in the six months ended June 30, 2023, partially offset by $213 million of cash used for capital expenditures in the six months ended June 30, 2023.

Free cash flow* was $293 million for the six months ended June 30, 2022 and primarily included $449 million of cash generated from operating activities in the six months ended June 30, 2022, partially offset by $159 million of cash used for capital expenditures in the six months ended June 30, 2022.

Capital Expenditures
Cash used for capital expenditures was $213 million and $159 million for the six months ended June 30, 2023 and 2022, respectively. Capital expenditures were primarily for manufacturing capacity expansion, equipment and tooling for new and existing products.

____________________
*Non-GAAP Financial Measure

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

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt will be supported by cash flows from our operations. As of June 30, 2023, we had $10,238 million of total debt compared to $8,250 million as of December 31, 2022.

The weighted average interest rates for the Notes and our Credit Facilities for the six months ended June 30, 2023 was 5.98%. We had no principal debt repayments on the Notes or the Term Loan Facility for the six months ended June 30, 2023.

Our credit facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $2,500 million expiring in November 2028, and a 364-day senior unsecured revolving facility that provides borrowings of up to $1,000 million expiring in November 2023.

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted leverage ratio. As of June 30, 2023, we were in compliance with the covenant requirements, including the maximum permitted leverage ratio.

For additional details on debt and credit facilities, see Note 8, “Borrowings” to the condensed consolidated and combined financial statements.

Access to Capital and Credit Ratings
We have historically relied, via GE, on the debt capital markets to fund a significant portion of our operations. Concurrent with our Spin-off, we accessed the capital markets and raised $10,250 million of debt by issuing $8,250 million of senior unsecured notes in November 2022, and completed a drawdown of the Term Loan Facility of $2,000 million in January 2023. In addition, we were able to arrange revolving credit facilities of $3,500 million to further support our liquidity needs. We plan to continue to rely on capital markets, and we expect to have access to credit facilities to fund operations. The cost and availability of debt financing will be influenced by our credit ratings and market conditions. Moody’s Investors Service (“Moody’s”), Standard and Poor's Global Ratings (“S&P”), and Fitch Ratings (“Fitch”) currently issue ratings on our long-term debt. Our credit ratings as of the date of this filing are set forth in the table below.

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

Management believes that there have been no significant changes during the six months ended June 30, 2023 to the items that we disclosed as our critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

We relied on certain material processes and internal controls over financial reporting performed by GE prior to the Spin-Off. Following the Spin-Off, new corporate and governance functions were implemented in order to meet the regulatory requirements of a standalone public company, such as external reporting, treasury, and stock administration. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2022, GE HealthCare received a notice of intention to impose an administrative fine of approximately $0.6 million related to a December 2019 liquid hazardous waste event at our Rehovot, Israel site. The event involved clean room waste that spilled onto an unsealed floor, leading to an escape of a small amount of liquid to a third-party facility on a lower floor. The Israeli Ministry of Environmental Protection (“MEP”) concluded that the incident breached the site’s toxins permit. In accordance with local law, GE HealthCare responded to MEP’s notice of fine challenging both the basis for, and level of, the fine. In June 2023, MEP returned a decision reducing the overall administrative fine to approximately $0.3 million. GE HealthCare paid the fine to MEP on June 18, 2023.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).
10.1	GE HealthCare US Severance and Change in Control Plan for CEO and Leadership Team.
10.2	Offer Letter with James K. Saccaro, dated May 4, 2023. †
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
101
The following materials from GE HealthCare Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated and Combined Statements of Income for the three and six months ended June 30, 2023 and 2022; (ii) Condensed Consolidated and Combined Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated and Combined Statements of Financial Position at June 30, 2023 and December 31, 2022; (iv) Condensed Consolidated and Combined Statements of Changes in Equity for the three and six months ended June 30, 2023 and 2022; (v) Condensed Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to the Condensed Consolidated and Combined Financial Statements.

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

GE HealthCare Technologies Inc.
(Registrant)

July 25, 2023	/s/ George A. Newcomb
Date	George A. Newcomb, Controller & Chief Accounting Officer (authorized signatory)