Form 10-Q
period 2023-09-30
GE HealthCare Technologies Inc.
filed 2023-10-31
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 455,242,974 shares of common stock with a par value of $0.01 per share outstanding as of October 24, 2023.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business; information related to our business segment portfolios and strategies; financial performance, financial condition, and results of operations, including revenue, revenue growth, profit, taxes, earnings per share, and cash flows; the impacts of macroeconomic and market conditions and volatility on our business operations, financial results, and financial position and on supply chains and the world economy; our strategy, innovation, and investments; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management, the Russia and Ukraine conflict; our operations as a stand-alone company; and risks related to foreign currency exchange, interest rates, and commodity price volatility. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; demand for our products, services, or solutions and factors that affect that demand; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; changes in third-party and government reimbursement processes, rates, contractual relationships, and mix of public and private payers, including related to government shutdowns; our ability to attract and/or retain key personnel and qualified employees; global geopolitical and economic instability, including as a result of the conflict between Ukraine and Russia and the conflict in Israel and surrounding areas; the global Coronavirus Disease 2019 (“COVID-19”) pandemic and its effects on our business; maintenance and protection of our intellectual property rights; the impact of potential information technology, cybersecurity, or data security breaches; compliance with the various legal, regulatory, tax, and other laws to which we are subject, such as the Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws globally, and related changes, claims, inquiries, investigations, or actions; our ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; the impact of potential product liability claims; environmental, social, and governance matters; our ability to successfully complete strategic transactions; our ability to operate effectively as an independent, publicly traded company and achieve the benefits we expect from our spin-off from General Electric Company; and the incurrence of substantial indebtedness in connection with the spin-off and any related effect on our business. Please also see the “Risk Factors” section of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Condensed Consolidated and Combined Statements of Income (Unaudited)
	For the three months ended September 30		For the nine months ended September 30
(In millions, except per share amounts)	2023	2022	2023	2022
Sales of products	$3,186	$3,012	$9,530	$8,702
Sales of services	1,636	1,564	4,816	4,701
Total revenues	4,822	4,576	14,346	13,403
Cost of products	2,076	1,995	6,197	5,825
Cost of services	811	808	2,383	2,331
Gross profit	1,935	1,773	5,766	5,247
Selling, general, and administrative	996	908	3,130	2,747
Research and development	322	260	890	755
Total operating expenses	1,318	1,168	4,020	3,502
Operating income	617	605	1,746	1,745
Interest and other financial charges – net	138	2	411	18
Non-operating benefit (income) costs	(94)	(1)	(332)	(4)
Other (income) expense – net	(63)	(18)	(85)	(63)
Income from continuing operations before income taxes	636	622	1,752	1,794
Benefit (provision) for income taxes	(250)	(129)	(550)	(412)
Net income from continuing operations	386	493	1,202	1,382
Income (loss) from discontinued operations, net of taxes	(4)	—	(4)	12
Net income	382	493	1,198	1,394
Net (income) loss attributable to noncontrolling interests	(7)	(6)	(33)	(32)
Net income attributable to GE HealthCare	375	487	1,165	1,362
Deemed preferred stock dividend of redeemable noncontrolling interest	—	—	(183)	—
Net income attributable to GE HealthCare common stockholders	$375	$487	$982	$1,362

Earnings per share from continuing operations attributable to GE HealthCare common stockholders:
Basic	$0.83	$1.07	$2.17	$2.97
Diluted	0.83	1.07	2.16	2.97
Earnings per share attributable to GE HealthCare common stockholders:
Basic	$0.82	$1.07	$2.16	$3.00
Diluted	0.82	1.07	2.15	3.00
Weighted-average number of shares outstanding:
Basic	455	454	455	454
Diluted	458	454	458	454

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) (Unaudited)
	For the three months ended September 30		For the nine months ended September 30
(In millions, net of tax)	2023	2022	2023	2022
Net income attributable to GE HealthCare	$375	$487	$1,165	$1,362
Net income (loss) attributable to noncontrolling interests	7	6	33	32
Net income	382	493	1,198	1,394
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	(143)	(312)	(84)	(937)
Benefit plans – net of taxes	(264)	10	(346)	8
Cash flow hedges – net of taxes	22	9	(7)	24
Other comprehensive income (loss)	(385)	(293)	(437)	(905)
Comprehensive income (loss)	(3)	200	761	489
Less: Comprehensive income (loss) attributable to noncontrolling interests	(28)	6	(2)	32
Comprehensive income attributable to GE HealthCare	$25	$194	$763	$457

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Financial Position (Unaudited)
	As of
(In millions, except share and per share amounts)	September 30, 2023	December 31, 2022
Cash, cash equivalents, and restricted cash	$2,418	$1,445
Receivables – net of allowances of $91 and $91	3,373	3,295
Due from related parties	27	17
Inventories	2,128	2,155
Contract and other deferred assets	1,038	989
All other current assets	484	417
Current assets	9,468	8,318
Property, plant, and equipment – net	2,355	2,314
Goodwill	12,914	12,813
Other intangible assets – net	1,332	1,520
Deferred income taxes	4,277	1,550
All other assets	2,036	1,024
Total assets	$32,382	$27,539
Short-term borrowings	$7	$15
Accounts payable	2,774	2,944
Due to related parties	102	146
Contract liabilities	1,927	1,896
All other current liabilities	2,755	2,190
Current liabilities	7,565	7,191
Long-term borrowings	10,253	8,234
Compensation and benefits	5,373	549
Deferred income taxes	62	370
All other liabilities	1,826	1,603
Total liabilities	25,079	17,947
Commitments and contingencies
Redeemable noncontrolling interests	161	230
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 455,224,438 shares issued and outstanding as of September 30, 2023; 100 shares issued and outstanding as of December 31, 2022	5	—
Additional paid-in capital	6,469	—
Retained earnings	937	—
Net parent investment	—	11,235
Accumulated other comprehensive income (loss) – net	(280)	(1,878)
Total equity attributable to GE HealthCare	7,131	9,357
Noncontrolling interests	11	5
Total equity	7,142	9,362
Total liabilities, redeemable noncontrolling interests, and equity	$32,382	$27,539

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Changes in Equity (Unaudited)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of June 30, 2023	455	$5	$6,451	$576	$—	$70	$12	$7,114
Issuance of common stock in connection with employee stock plans, net of shares withheld for employee taxes	—	—	(11)	—	—	—	—	(11)
Net income attributable to GE HealthCare	—	—	—	375	—	—	—	375
Dividends declared ($0.03 per common share)	—	—	—	(14)	—	—	—	(14)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	(350)	—	(350)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Share-based compensation	—	—	29	—	—	—	—	29
Balances as of September 30, 2023	455	$5	$6,469	$937	$—	$(280)	$11	$7,142

	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of June 30, 2022	—	$—	$—	$—	$18,680	$(1,649)	$23	$17,054
Net income attributable to GE HealthCare	—	—	—	—	487	—	—	487
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	(293)	—	(293)
Transfers (to) from GE	—	—	—	—	(366)	—	—	(366)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Balances as of September 30, 2022	—	$—	$—	$—	$18,801	$(1,942)	$19	$16,878

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2022	—	$—	$—	$—	$11,235	$(1,878)	$5	$9,362
Net transfers from Parent, including Spin-Off-related adjustments	—	—	—	—	(4,842)	2,000	2	(2,840)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	454	5	6,388	—	(6,393)	—	—	—
Issuance of common stock in connection with employee stock plans, net of shares withheld for employee taxes	1	—	—	—	—	—	—	—
Net income attributable to GE HealthCare	—	—	—	1,165	—	—	—	1,165
Dividends declared ($0.09 per common share)	—	—	—	(41)	—	—	—	(41)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	(402)	—	(402)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	4	4
Share-based compensation	—	—	81	—	—	—	—	81
Changes in equity due to redemption value adjustments on redeemable noncontrolling interests	—	—	—	(187)	—	—	—	(187)
Balances as of September 30, 2023	455	$5	$6,469	$937	$—	$(280)	$11	$7,142

	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2021	—	$—	$—	$—	$17,692	$(1,037)	$21	$16,676
Net income attributable to GE HealthCare	—	—	—	—	1,362	—	—	1,362
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	(905)	—	(905)
Transfers (to) from GE	—	—	—	—	(253)	—	—	(253)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balances as of September 30, 2022	—	$—	$—	$—	$18,801	$(1,942)	$19	$16,878

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)
	For the nine months ended September 30
(In millions)	2023	2022
Net income	$1,198	$1,394
Less: Income (loss) from discontinued operations, net of taxes	(4)	12
Net income from continuing operations	$1,202	$1,382
Adjustments to reconcile Net income from continuing operations to Cash from (used for) operating activities
Depreciation of property, plant, and equipment	188	169
Amortization of intangible assets	278	307
Gain on fair value remeasurement of contingent consideration	(17)	(49)
Net periodic postretirement benefit plan (income) expense	(291)	8
Postretirement plan contributions	(259)	(17)
Provision for income taxes	550	412
Share-based compensation	81	58
Cash paid during the year for income taxes	(375)	(664)
Cash paid during the year for interest	(318)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Receivables	(82)	(107)
Due from related parties	9	22
Inventories	(85)	(542)
Contract and other deferred assets	(75)	(168)
Accounts payable	(93)	369
Due to related parties	(87)	(45)
Contract liabilities	69	49
All other operating activities	356	(113)
Cash from (used for) operating activities – continuing operations	1,051	1,071
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(293)	(233)
Dispositions of property, plant, and equipment	1	3
Purchases of businesses, net of cash acquired	(147)	—
All other investing activities	(31)	(73)
Cash from (used for) investing activities – continuing operations	(470)	(303)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(9)	8
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	2,020	3
Repayments and other reductions (maturities longer than 90 days)	(9)	(4)
Dividends paid to stockholders	(28)	—
Redemption of noncontrolling interests	(211)	—
Net transfers (to) from GE	(1,317)	(703)
All other financing activities	(24)	(89)
Cash from (used for) financing activities – continuing operations	422	(785)
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	(34)	(40)
Increase (decrease) in cash, cash equivalents, and restricted cash	969	(57)
Cash, cash equivalents, and restricted cash at beginning of year	1,451	561
Cash, cash equivalents, and restricted cash as of September 30	$2,420	$504

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

On January 3, 2023 (the “Distribution Date”), the General Electric Company (“GE” or “Parent”) completed the previously announced spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). The Spin-Off was completed through a distribution of approximately 80.1% of the Company’s outstanding common stock to holders of record of GE's common stock as of the close of business on December 16, 2022 (the “Distribution”), which resulted in the issuance of approximately 454 million shares of common stock. Prior to the Distribution, the Company issued 100 shares of common stock in exchange for $1.00, all of which were held by GE as of December 31, 2022. As a result of the Distribution, the Company became an independent public company. Our common stock is listed under the symbol “GEHC” on the Nasdaq Stock Market LLC (“Nasdaq”). As of September 30, 2023, GE’s beneficial ownership was approximately 13.5% of the Company’s outstanding common stock.

In connection with the Spin-Off, certain adjustments were recorded to reflect transfers from GE, the draw-down of the Term Loan Facility and settlement of Spin-Off transactions with GE, which resulted in the net reduction in Total equity of $2,840 million. These items substantially consisted of the transfer of: (1) certain pension plan liabilities and assets as described in Note 9, “Postretirement Benefit Plans,” (2) certain deferred income taxes as described in Note 10, “Income Taxes,” (3) deferred compensation liabilities of $548 million, and (4) employee termination obligations as described in Note 14, “Restructuring and Other Activities – Net.”

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE. See Note 18, “Related Parties” for more information on these agreements.

Unless the context otherwise requires, references to “GE HealthCare,” “we,” “us,” “our,” and the “Company” refer to (1) GE’s healthcare business prior to the Spin-Off as a carve-out business of GE with related condensed combined financial statements and (2) GE HealthCare Technologies Inc. and its subsidiaries following the Spin-Off with related condensed consolidated financial statements.

BASIS OF PRESENTATION.

The condensed consolidated and combined financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) and present the historical results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, cash flows for the nine months ended September 30, 2023 and 2022, and the financial position as of September 30, 2023 and December 31, 2022. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. The following tables are presented in millions of U.S dollars (“USD”) unless otherwise stated.

All intercompany balances and transactions within the Company have been eliminated in the condensed consolidated and combined financial statements. These financial statements include certain transactions with GE, which are disclosed as related party transactions. See Note 18, “Related Parties” for further information.

Prior to the Spin-Off, the condensed combined financial statements were derived from the consolidated financial statements and accounting records of GE including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by GE. The condensed combined financial statements do not purport to reflect what the results of operations, comprehensive income (loss), financial position, or cash flows would have been had the Company operated as a separate, stand-alone entity prior to the Spin-Off.

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

There have been no material impacts to our accounting estimates as of September 30, 2023 and December 31, 2022, or the results for the three and nine months ended September 30, 2023 and 2022, from the COVID-19 pandemic. The federal COVID-19 Public Health Emergency declaration in the U.S. ended in May 2023, and COVID-19 restrictions have been lifted in many locations globally.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and contract liabilities from contracts with customers on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2023 using a prospective method, and the adoption did not have a material impact on the condensed consolidated financial statements.

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

Contract and Other Deferred Assets
	As of
	September 30, 2023	December 31, 2022
Contract assets	$650	$584
Other deferred assets	388	405
Contract and other deferred assets	1,038	989
Non-current contract assets(1)	67	37
Non-current other deferred assets(1)	88	82
Total contract and other deferred assets	$1,193	$1,108
(1)Non-current contract and other deferred assets are recognized within All other assets in the Condensed Consolidated and Combined Statements of Financial Position.

Contract assets primarily reflect revenue recognized on contracts with customers in excess of billings based on contractual terms. Contract assets are classified as current or non-current based on the amount of time expected to lapse until the Company’s right to consideration becomes unconditional. Other deferred assets consist of costs to obtain contracts, primarily commissions, other cost deferrals for shipped products, and deferred service, labor, and direct overhead costs.

CONTRACT LIABILITIES.

Contract liabilities primarily include customer advances and deposits received when orders are placed and billed in advance of completion of performance obligations. Contract liabilities are classified as current or non-current based on the periods over which remaining performance obligations are expected to be satisfied with our customers.
As of September 30, 2023 and December 31, 2022, contract liabilities were approximately $2,610 million and $2,526 million, respectively, of which the non-current portion of $683 million and $630 million, respectively, was recognized in All other liabilities in the Condensed Consolidated and Combined Statements of Financial Position. Contract liabilities increased by $84 million in 2023 primarily due to an increase in customer advances as a result of the normal annual service contract billing cycle. Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $1,357 million and $1,377 million for the nine months ended September 30, 2023 and 2022, respectively.

REMAINING PERFORMANCE OBLIGATIONS.

Remaining performance obligations represent the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. As of September 30, 2023, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $14,162 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: a) product-related remaining performance obligations of $4,865 million of which 99% is expected to be recognized within two years, and the remaining thereafter; and b) services-related remaining performance obligations of $9,297 million of which 65% and 94% is expected to be recognized within two years and five years, respectively, and the remaining thereafter.

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

The performance of these segments is principally measured based on Total revenues and an earnings metric defined as “Segment EBIT.” Segment EBIT is calculated as Income from continuing operations before income taxes in our Condensed Consolidated and Combined Statements of Income excluding the impact of the following: Interest and other financial charges – net, Non-operating benefit (income) costs, restructuring costs, acquisition and disposition related benefits (charges), gain (loss) of business and asset dispositions, spin-off and separation costs, amortization of acquisition-related intangible assets, and investment revaluation gain (loss).

Total Revenues by Segment
	For the three months ended September 30		For the nine months ended September 30
	2023	2022	2023	2022
Imaging:
Radiology	$2,237	$2,118	$6,552	$6,100
Interventional Guidance	398	398	1,199	1,176
Total Imaging	2,635	2,516	7,751	7,276
Total Ultrasound	815	823	2,513	2,466
PCS:
Monitoring Solutions	573	506	1,688	1,539
Life Support Solutions	191	195	627	591
Total PCS	764	701	2,315	2,130
Total PDx	589	522	1,715	1,485
Other(1)	19	14	52	46
Total revenues	$4,822	$4,576	$14,346	$13,403
(1) Financial information not presented within the reportable segments, shown within the Other category, represents the HealthCare Financial Services (“HFS”) business which does not meet the definition of an operating segment.

Segment EBIT
	For the three months ended September 30		For the nine months ended September 30
	2023	2022	2023	2022
Segment EBIT
Imaging	$318	$267	$787	$779
Ultrasound	179	211	577	623
PCS	80	65	273	211
PDx	166	159	473	411
Other(1)	1	(2)	9	(7)
	744	700	2,119	2,017
Restructuring costs	(3)	(88)	(34)	(110)
Acquisition and disposition related benefits (charges)	14	49	15	20
Gain (loss) of business and asset dispositions	—	(2)	—	1
Spin-Off and separation costs	(45)	(7)	(175)	(7)
Amortization of acquisition-related intangible assets	(32)	(28)	(95)	(90)
Investment revaluation gain (loss)	2	(1)	1	(23)
Interest and other financial charges – net	(138)	(2)	(411)	(18)
Non-operating benefit income (costs)	94	1	332	4
Income from continuing operations before income taxes	$636	$622	$1,752	$1,794
(1) Financial information not presented within the reportable segments, shown within the Other category, represents the HFS business and certain other business activities which do not meet the definition of an operating segment.

NOTE 4. RECEIVABLES

Current Receivables
	As of
	September 30, 2023	December 31, 2022
Current customer receivables(1)	$3,189	$3,112
Non-income based tax receivables	165	174
Other sundry receivables	110	100
Sundry receivables	275	274
Allowance for credit losses	(91)	(91)
Total current receivables – net	$3,373	$3,295
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to current customer receivables. Balances related to chargebacks were $148 million and $157 million as of September 30, 2023 and December 31, 2022, respectively.

Long-Term Receivables
	As of
	September 30, 2023	December 31, 2022
Long-term customer receivables	$59	$80
Sundry receivables	79	57
Non-income based tax receivables	26	28
Supplier advances	9	11
Allowance for credit losses	(30)	(31)
Total long-term receivables – net(1)	$143	$145
(1) Long-term receivables are recognized within All other assets in the Condensed Consolidated and Combined Statements of Financial Position.

NOTE 5. FINANCING RECEIVABLES

Financing Receivables
	As of
	September 30, 2023	December 31, 2022
Loans, net of deferred income	$28	$29
Investment in financing leases, net of deferred income	72	72
Allowance for credit losses	(3)	(4)
Current financing receivables – net(1)	97	97
Loans, net of deferred income	38	44
Investment in financing leases, net of deferred income	156	158
Allowance for credit losses	(4)	(6)
Non-current financing receivables – net(1)	$190	$196
(1) Current financing receivables and non-current financing receivables are recognized within All other current assets and All other assets, respectively, in the Condensed Consolidated and Combined Statements of Financial Position.

As of September 30, 2023, 6%, 5%, and 5% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2022, 7%, 6%, and 6% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 6. LEASES

OPERATING LEASE LIABILITIES.

Operating lease liabilities recognized within All other current liabilities or All other liabilities in the Condensed Consolidated and Combined Statements of Financial Position were $365 million and $347 million as of September 30, 2023 and December 31, 2022, respectively. Expense related to our operating lease portfolio, primarily our long-term fixed leases, was $54 million and $47 million for the three months ended September 30, 2023 and 2022, respectively, and $167 million and $143 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 7. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

ACQUISITIONS.

On February 17, 2023, the Company acquired 100% of the stock of Caption Health, Inc. (“Caption Health”) for $127 million of upfront payment, $10 million future holdback payment, and potential earn-out payments valued at $13 million based primarily on various milestones and sales targets. The preliminary purchase price allocation resulted in goodwill of $94 million, intangible assets of $60 million, and deferred tax liabilities of $3 million. Our estimates and assumptions are subject to change within the measurement period. The goodwill associated with the acquired business is non-deductible for tax purposes and is reported in the Ultrasound segment. Caption Health is an artificial intelligence (“AI”) company whose technology expands access to AI-guided ultrasound screening for novice users.
See Note 12, “Financial Instruments and Fair Value Measurements” for further information about the fair value measurement of contingent consideration.

Goodwill
	Balance as of December 31, 2022	Acquisitions	Foreign exchange and other	Balance as of September 30, 2023
Imaging(1)	$4,409	$16	$(3)	$4,422
Ultrasound	3,835	94	(6)	3,923
PCS	2,036	—	—	2,036
PDx	2,533	—	—	2,533
Total Goodwill	$12,813	$110	$(9)	$12,914
(1) Includes the acquisition of IMACTIS SAS in the second quarter of 2023.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. We did not identify any reporting units that required an interim impairment test since the last annual impairment testing date.

Substantially all other intangible assets are subject to amortization. Intangible assets decreased during the nine months ended September 30, 2023, primarily as a result of amortization, partially offset by acquisitions in our Imaging and Ultrasound segments. Amortization expense was $89 million and $103 million for the three months ended September 30, 2023 and 2022, respectively, and $278 million and $307 million for the nine months ended September 30, 2023 and 2022, respectively.

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
There were no outstanding amounts under the five-year revolving credit facility and 364-day revolving credit facility as of September 30, 2023 or December 31, 2022. On January 3, 2023, the Company completed a $2,000 million drawdown of the floating rate Term Loan Facility in connection with the Spin-Off from GE.

The weighted average interest rate for the Notes and our Credit Facilities for the nine months ended September 30, 2023 was 6.01%. We had no principal debt repayments on the Notes or the Term Loan Facility for the nine months ended September 30, 2023.

Long-Term Borrowings Composition
	As of
	September 30, 2023	December 31, 2022
5.550% senior notes due November 15, 2024	$1,000	$1,000
5.600% senior notes due November 15, 2025	1,500	1,500
5.650% senior notes due November 15, 2027	1,750	1,750
5.857% senior notes due March 15, 2030	1,250	1,250
5.905% senior notes due November 22, 2032	1,750	1,750
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Term Loan Facility	2,000	—
Other	51	38
Total principal debt issued	10,301	8,288
Less: Unamortized debt issuance costs and discounts	41	47
Less: Current portion of long-term borrowings	7	7
Long-term borrowings, net of current portion	$10,253	$8,234

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of September 30, 2023 and December 31, 2022, the Company had unused letters of credit, bank guarantees, bid bonds, and surety bonds of approximately $724 million and $657 million, respectively, related to certain commercial contracts. Additionally, we have approximately $39 million and $43 million of guarantees as of September 30, 2023 and December 31, 2022, respectively, primarily related to residual and credit guarantees on equipment sold to third-party finance companies. Our Condensed Consolidated and Combined Statements of Financial Position reflect a liability of $4 million and $4 million as of September 30, 2023 and December 31, 2022, respectively, related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost. See Note 13, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” for further information on guarantee arrangements with GE.

NOTE 9. POSTRETIREMENT BENEFIT PLANS

PENSION BENEFITS AND RETIREE HEALTH AND LIFE BENEFITS SPONSORED BY GE, TRANSFERRED TO GE HEALTHCARE IN CONNECTION WITH THE SPIN-OFF.

Certain GE HealthCare employees were covered under various pension and retiree health and life plans sponsored by GE prior to the Spin-Off, including principal pension plans, other pension plans, and principal retiree benefit plans. A subset of these pension plans have been closed to new participants. For the three and nine months ended September 30, 2022, relevant participation costs for these plans were allocated to the Company and recognized within the Condensed Combined Statement of Income. These included service costs for active employees in the U.S. GE Pension Plan, certain international pension plans, the U.S. GE Supplementary Pension Plan, and the U.S. retiree benefit plan. We did not record any liabilities associated with our participation in these plans in our Condensed Combined Statement of Financial Position as of December 31, 2022.

Expenses associated with our employees’ participation in the U.S. GE principal pension and principal retiree benefit plans, which represent the majority of related expense, were $24 million and $73 million for the three and nine months ended September 30, 2022. Expenses associated with our employees’ participation in GE’s non-U.S. based pension plans were immaterial for the three and nine months ended September 30, 2022.

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

PENSION PLANS SPONSORED BY GE HEALTHCARE, INCLUDING THOSE TRANSFERRED BY GE.

As the pension plans were transferred by GE on January 1, 2023, there are no amounts included for these plans in the periods ended September 30, 2022. Pension plans with pension assets or obligations less than $50 million and $20 million as of September 30, 2023 and 2022, respectively, are not included in the results below.

Components of Expense (Income)
	For the three months ended September 30
	Defined benefit plans		Other postretirement plans
	2023	2022	2023	2022
Service cost – Operating	$14	$4	$2	$—
Interest cost	290	4	15	—
Expected return on plan assets	(357)	(7)	—	—
Amortization of net loss (gain)	(28)	2	(16)	—
Amortization of prior service cost (credit)	1	(1)	(22)	—
Curtailment loss (gain)	17	—	—	—
Non-operating	$(77)	$(2)	$(23)	$—
Net periodic expense (income)	$(63)	$2	$(21)	$—

	For the nine months ended September 30
	Defined benefit plans		Other postretirement plans
	2023	2022	2023	2022
Service cost – Operating	$43	$14	$6	$—
Interest cost	872	13	45	—
Expected return on plan assets	(1,070)	(21)	—	—
Amortization of net loss (gain)	(89)	5	(48)	—
Amortization of prior service cost (credit)	(1)	(3)	(66)	—
Curtailment loss (gain)	17	—	—	—
Non-operating	$(271)	$(6)	$(69)	$—
Net periodic expense (income)	$(228)	$8	$(63)	$—

In the third quarter of 2023, management approved an amendment to the U.S. based GE HealthCare Pension Plan whereby the benefits for all remaining active employees will be frozen effective December 31, 2024, and additional benefit enhancements were provided. As a result, we recognized a non-cash pre-tax curtailment loss of approximately $17 million as non-operating benefit costs and an increase to our pension liability of $23 million. As a result of the plan changes, we were required to remeasure the plan assets and the projected benefit obligation, these changes collectively decreased accumulated other comprehensive income (loss) by $305 million.

For the nine months ended September 30, 2023, the Company made contributions for benefit payments totaling $157 million to the pension plans and $102 million to its postretirement plans. During 2023, the Company expects to make total benefit payments of approximately $353 million to our defined benefit pension and postretirement plans for benefit payments. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2023. Future contributions will depend on market conditions, interest rates, and other factors.

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

Defined Contribution Plan
As a result of the Spin-Off, GE HealthCare established a defined contribution plan for its eligible U.S. employees that was largely consistent with the plan they participated in while GE HealthCare operated as a business of GE. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan in 2023 and GE’s defined contribution plan in 2022 represent the employer matching contributions for GE HealthCare employees and were $28 million and $30 million for the three months ended September 30, 2023 and 2022, respectively, and $94 million and $96 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 10. INCOME TAXES

Our effective income tax rate was 39.3% and 20.7% for the three months ended September 30, 2023 and 2022, respectively, and 31.4% and 23.0% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for 2023 is higher than the U.S. statutory rate primarily due to the cost of global activities, including the U.S. taxation on international operations, tax effect of foreign currency movement, withholding taxes, and state taxes. Benefit (provision) for income taxes for the three and nine months ended September 30, 2023 included $105 million of deferred tax provision associated with the Tax Matters Agreement (“TMA”) with GE including the effect of completing the 2022 GE U.S. federal tax return. In addition, Other (income) expense - net for the three and nine months ended September 30, 2023 included a $30 million benefit related to change in tax indemnities with GE also associated with the TMA and the effect of completing the 2022 GE U.S. federal tax return. For more information on the TMA, see Note 18, “Related Parties.”
The effective tax rate for the nine months ended September 30, 2022 is higher than the U.S. statutory rate primarily due to the cost of global activities, including the U.S. taxation on international operations and state taxes. The effective tax rate for the three months ended September 30, 2022 is lower than the U.S. statutory rate due to tax on foreign operations offset by the cost of global activities, including the U.S. taxation on international operations and state taxes.
The Company is currently being audited in a number of jurisdictions for tax years 2004-2022, including China, Egypt, France, Germany, Norway, the United Kingdom, and the U.S.
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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET

Changes in Accumulated other comprehensive income (loss) (“AOCI”) by component, net of income taxes, were as follows:

	For the three months ended September 30, 2023
	Currency translation adjustments(1)	Benefit plans	Cash flow hedges	Total AOCI
June 30, 2023	$(1,757)	$1,847	$(20)	$70
Other comprehensive income (loss) before reclasses – net of taxes of $(16), $69, and $(6)(4)	(143)	(214)	18	(339)
Reclasses from AOCI – net of taxes of $0, $16, and $(1)(3)	—	(50)	4	(46)
Other comprehensive income (loss)	(143)	(264)	22	(385)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(35)	—	—	(35)
September 30, 2023	$(1,865)	$1,583	$2	$(280)

	For the three months ended September 30, 2022
	Currency translation adjustments	Benefit plans	Cash flow hedges	Total AOCI
June 30, 2022	$(1,594)	$(102)	$47	$(1,649)
Other comprehensive income (loss) before reclasses – net of taxes of $8, $(3), and $(9)	(312)	9	22	(281)
Reclasses from AOCI – net of taxes of $0, $0, and $4(3)	—	1	(13)	(12)
Other comprehensive income (loss)	(312)	10	9	(293)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
September 30, 2022	$(1,906)	$(92)	$56	$(1,942)

	For the nine months ended September 30, 2023
	Currency translation adjustments(1)	Benefit plans	Cash flow hedges	Total AOCI
December 31, 2022	$(1,845)	$(42)	$9	$(1,878)
Other comprehensive income (loss) before reclasses – net of taxes of $1, $60, and $(4)(4)	(84)	(190)	10	(264)
Reclasses from AOCI – net of taxes of $0, $49, and $5(3)	—	(156)	(17)	(173)
Other comprehensive income (loss)	(84)	(346)	(7)	(437)
Spin-Off related adjustments – net of taxes of $0, $(509), and $0(2)	28	1,972	—	2,000
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(36)	1	—	(35)
September 30, 2023	$(1,865)	$1,583	$2	$(280)

	For the nine months ended September 30, 2022
	Currency translation adjustments	Benefit plans	Cash flow hedges	Total AOCI
December 31, 2021	$(969)	$(100)	$32	$(1,037)
Other comprehensive income (loss) before reclasses – net of taxes of $(6), $(13), and $(11)	(937)	7	54	(876)
Reclasses from AOCI – net of taxes of $0, $0, and $4(3)	—	1	(30)	(29)
Other comprehensive income (loss)	(937)	8	24	(905)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
September 30, 2022	$(1,906)	$(92)	$56	$(1,942)
(1) The amount of foreign currency translation recognized in Other comprehensive income (loss) (“OCI”) during the nine months ended September 30, 2023 included net gains (losses) relating to net investment hedges, as further discussed in Note 12, “Financial Instruments and Fair Value Measurements.”
(2) Includes impact of $1,972 million to Benefit plans for unrecognized gain transferred from the GE pension and other postretirement plans and $28 million to Currency translation adjustments associated with other Spin-Off related adjustments. Refer to Note 9, “Postretirement Benefit Plans” for further information on the unrecognized gain transferred from the GE pension and other postretirement plans in connection with the Spin-Off.
(3) Reclassifications from AOCI into earnings for Benefit plans are recognized within Non-operating benefit (income) loss, while Cash flow hedges are recognized within Cost of products or Cost of services in our Condensed Consolidated and Combined Statements of Income.
(4) Includes pre-tax impact to Benefit plans of $(305) million for the pension plan amendment and related remeasurement of plan assets and benefit obligations. Refer to Note 9, “Postretirement Benefit Plans” for further information.

NOTE 12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

DERIVATIVES AND HEDGING.

Our primary objective in executing and holding derivatives is to reduce the earnings and cash flow volatility associated with fluctuations in foreign currency exchange rates, equity prices, and commodity prices and hedge the volatility associated with the translation of the assets and liabilities of subsidiaries with a different functional currency than USD. These hedge contracts reduce, but do not entirely eliminate, the impact of foreign currency rate, equity price, and commodity price movements. The Company does not enter into or hold derivative instruments for speculative trading purposes.

Cash Flow Hedges
The total amount in AOCI related to cash flow hedges of foreign currency-denominated forecasted transactions was a $2 million gain, net of taxes, as of September 30, 2023. We expect to reclassify $10 million of pre-tax net deferred gains associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. Pre-tax gains (losses) reclassified from AOCI into earnings were $(5) million and $17 million, for the three months ended September 30, 2023 and 2022, respectively, and $22 million and $34 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the maximum length of time over which we are hedging our forecasted transactions was approximately two years.

Net Investment Hedges
The Company uses derivative instruments to hedge the currency risk associated with its net investment in foreign operations. The derivative instruments include cross-currency swaps and foreign currency forward contracts in combination with foreign currency option contracts. As of September 30, 2023, the Company had $3,093 million gross notional of derivatives consisting mainly of $2,126 million receive-fixed USD, pay-fixed Euro (“EUR”) cross-currency swaps and $871 million notional Chinese renminbi-denominated foreign currency forward and options contracts. The Company entered into each of the forward contracts concurrently with two separate foreign currency option contracts for the same notional amounts and expiration dates as the forward contracts. These instruments were each designated as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of its net investment in certain EUR-functional and Chinese renminbi-functional subsidiaries.

The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:

Fair Value of Derivatives
	September 30, 2023			December 31, 2022
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency exchange contracts	$1,113	$41	$35	$1,240	$32	$53
Derivatives accounted for as cash flow hedges	1,113	41	35	1,240	32	53
Cross-currency swaps	2,126	22	141	2,132	—	111
Foreign currency exchange contracts and options	967	10	9	—	—	—
Derivatives accounted for as net investment hedges	3,093	32	150	2,132	—	111
Foreign currency exchange contracts	4,436	13	29	4,456	9	20
Other derivatives(1)	441	40	1	660	25	25
Derivatives not designated as hedging instruments	4,877	53	30	5,116	34	45
Total derivatives	$9,083	$126	$215	$8,488	$66	$209
(1) Other derivatives are comprised of embedded derivatives, equity contracts, and commodity derivatives.
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
As of September 30, 2023, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $56 million.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the three months ended September 30		For the nine months ended September 30
	2023	2022	2023	2022
Cash flow hedges	$24	$31	$14	$65
Net investment hedges	64	—	(7)	—

The tables below present the gains (losses) of our derivative financial instruments in the Condensed Consolidated and Combined Statements of Income.

Derivative Financial Instruments
	For the three months ended September 30, 2023				For the three months ended September 30, 2022
	Cost of products	Cost of services	Selling, general and administrative	Other(2)	Cost of products	Cost of services	Selling, general and administrative	Other(2)
Foreign currency exchange contracts	$(5)	$(1)	$—	$—	$13	$4	$—	$—
Effects of cash flow hedges	(5)	(1)	—	—	13	4	—	—
Foreign currency exchange contracts and options	—	—	—	1	—	—	—	—
Effects of net investment hedges	—	—	—	1	—	—	—	—
Foreign currency exchange contracts	(38)	(9)	—	4	(25)	(5)	—	5
Other derivatives(1)	—	—	(2)	10	—	—	—	7
Effects of derivatives not designated as hedging instruments	$(38)	$(9)	$(2)	$14	$(25)	$(5)	$—	$12

	For the nine months ended September 30, 2023				For the nine months ended September 30, 2022
	Cost of products	Cost of services	Selling, general and administrative	Other(2)	Cost of products	Cost of services	Selling, general and administrative	Other(2)
Foreign currency exchange contracts	$18	$4	$—	$—	$27	$7	$—	$—
Effects of cash flow hedges	18	4	—	—	27	7	—	—
Foreign currency exchange contracts and options	—	—	—	1	—	—	—	—
Effects of net investment hedges	—	—	—	1	—	—	—	—
Foreign currency exchange contracts	(28)	(6)	—	10	(86)	(16)	—	12
Other derivatives(1)	—	—	5	36	—	—	—	29
Effects of derivatives not designated as hedging instruments	$(28)	$(6)	$5	$46	$(86)	$(16)	$—	$41
(1) Other derivatives are comprised of embedded derivatives, equity contracts, and commodity derivatives.
(2) Amounts inclusive of Other income (expense) – net and Interest and other financial charges – net on the Condensed Consolidated and Combined Statements of Income.

FAIR VALUE MEASUREMENTS.

The following table represents financial assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Financial Assets and Liabilities
	As of September 30, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$28	$—	$—	$28	$21	$—	$—	$21
Derivatives	—	126	—	126	—	66	—	66
Liabilities:
Deferred compensation(1)	236	3	—	239	62	2	—	64
Derivatives	—	215	—	215	—	203	6	209
Contingent consideration	—	—	49	49	—	—	42	42
(1) Certain deferred compensation plans whose value is derived from market-based securities values were transferred from GE as part of the Spin-Off.

Contingent Consideration
The contingent consideration liabilities as of September 30, 2023 and December 31, 2022 were recorded in connection with business acquisitions. Changes in the Level 3 fair value measurement of contingent consideration were not material during the nine months ended September 30, 2023.

Fair Value of Other Financial Instruments
The estimated fair value of long-term debt (including the current portion) as of September 30, 2023 and December 31, 2022 was $10,465 million and $8,512 million compared to a carrying value (which includes a reduction for amortized debt issuance costs and discounts) of $10,260 million and $8,241 million, respectively. The fair value of our borrowings is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 8, “Borrowings” for further information.

Non-recurring Fair Value Measurements
Equity investments without readily determinable fair value as of September 30, 2023 and December 31, 2022 were $129 million and $117 million, respectively.

NOTE 13. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES
GUARANTEES.
The Company has off-balance sheet credit exposure through standby letters of credit, bank guarantees, bid bonds, and surety bonds. See Note 8, “Borrowings” for further information. In addition, prior to Spin-Off GE had provided performance guarantees in certain jurisdictions where we lacked the legal structure to issue the requisite guarantees required on certain projects.

Following the Spin-Off, which was completed pursuant to a Separation and Distribution Agreement (the "Separation and Distribution Agreement"), the Company has remaining performance guarantees on behalf of GE. Under the Separation and Distribution Agreement, GE is obligated to use reasonable best efforts to replace the Company as the guarantor or terminate all such performance guarantees. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligors, the Company could be obligated to make payments under the applicable instruments for which GE is obligated to reimburse and indemnify the Company. As of September 30, 2023 the Company’s maximum aggregate exposure, subject to GE reimbursement, is approximately $114 million.

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

Product Warranties
	For the nine months ended September 30
	2023	2022
Balance at beginning of period	$193	$161
Current-year provisions	158	182
Expenditures	(159)	(151)
Other changes	(3)	(12)
Balance at end of period	$189	$180
Product warranties are recognized within All other current liabilities in the Condensed Consolidated and Combined Statements of Financial Position.

LEGAL MATTERS.
In the normal course of our business, we are involved from time to time in various arbitrations; class actions; commercial, intellectual property, and product liability litigation; government investigations; investigations by competition/antitrust authorities; and other legal, regulatory, or governmental actions, including the significant matters described below that could have a material impact on our results of operations and cash flows. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties, and other factors that may have a material effect on the outcome. For such matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. Service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia (the “District Court”) against a number of pharmaceutical and medical device companies, including GE HealthCare and certain affiliates, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint seeks monetary relief and alleges that the defendants provided funding for an Iraqi terrorist organization through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of the plaintiffs’ claims. In January 2022, a panel of the U.S. Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In February 2022, the defendants requested review of the decision by all of the judges on the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”). In February 2023, the D.C. Circuit denied this request. Also in February 2023, defendants filed a motion for a temporary, partial stay of further district court proceedings until the Supreme Court issues its decision in a separate case, Twitter, Inc. v. Taamneh, which also involves the U.S. Anti-Terrorism Act. In March 2023, the District Court granted the motion for a temporary, partial stay. In May 2023, the Supreme Court issued its opinion in Twitter, Inc. v. Taamneh, and the stay currently remains in effect. In June 2023, defendants petitioned the Supreme Court to review the D.C. Circuit’s decision. On October 2, 2023, the Supreme Court invited the Solicitor General to file a brief in this case expressing the views of the United States.

Government Disclosures
From time to time, we make self-disclosures regarding our compliance with the Foreign Corrupt Practices Act (“FCPA”) and similar laws to relevant authorities who may pursue or decline to pursue enforcement proceedings against us. We, with the assistance of outside counsel, made voluntarily self-disclosures to the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) beginning in 2018 regarding tender irregularities and other potential violations of the FCPA relating to our activities in certain provinces in China. We have been engaged in ongoing discussions with each of the SEC and the DOJ regarding these matters. We are fully cooperating with the reviews by these agencies and have implemented, and continue to implement, enhancements to our compliance policies and practices. At this time, we are unable to predict the duration, scope, result, or related costs associated with these disclosures to the SEC and the DOJ. We also are unable to predict what, if any, action may be taken by the SEC or the DOJ or what penalties or remedial actions they may seek. Any determination that our operations or activities are not in compliance with existing laws or regulations, including applicable foreign laws, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses.

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

As a result of committed restructuring initiatives, we recorded net expenses of $3 million and $88 million for the three months ended September 30, 2023 and 2022 and $34 million and $110 million for the nine months ended September 30, 2023 and 2022. These restructuring initiatives are expected to result in additional expenses of approximately $23 million, to be incurred primarily over the next 12 months, substantially related to employee-related termination benefits and facility exit costs. Restructuring expenses (gains) are recognized within Cost of products, Cost of services, or Selling, general, and administrative ("SG&A"), as appropriate, in the Condensed Consolidated and Combined Statements of Income.

Restructuring and Other Activities
	For the three months ended September 30		For the nine months ended September 30
	2023	2022	2023	2022
Employee termination costs	$1	$28	$26	$46
Facility and other exit costs	1	38	2	42
Asset write-downs	1	22	6	22
Total restructuring and other activities – net	$3	$88	$34	$110

In connection with the Spin-Off, GE transferred employee termination obligations for services already rendered of $31 million to GE HealthCare of which $5 million was remaining as of September 30, 2023. Liabilities related to restructuring are recognized within All other current liabilities and All other liabilities in the Condensed Consolidated and Combined Statements of Financial Position and totaled $70 million and $75 million as of September 30, 2023 and December 31, 2022, respectively.

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

The following tables provide the weighted average fair value of options, RSUs, and PSUs granted to employees during the nine months ended September 30, 2023 and the related weighted average stock option valuation assumptions used in the Black-Scholes model.

Weighted Average Grant Date Fair Value
(In dollars)	September 30, 2023
Stock options	$25
RSUs	73
PSUs	85

Key Assumptions in the Black-Scholes Valuation for Stock Options
September 30, 2023
Risk free rate	3.6%
Dividend yield	0.01%
Expected volatility	26.2%
Expected term (in years)	6.2
Strike price (in dollars)	$72

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

Share-Based Compensation Activity
	Stock options				RSUs
	Shares (in thousands)	Weighted average exercise price (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding as of January 4, 2023(1)	3,738	$90			3,551	$58
Granted	2,156	72			1,860	73
Exercised/Vested	(524)	60			(1,201)	56
Forfeited	(128)	71			(270)	65
Expired	(200)	127			—	—
Outstanding as of September 30, 2023	5,042	$84	6.3	$14	3,940	$66	1.7	$268
Exercisable as of September 30, 2023	2,852	$93	4.1	$14	N/A	N/A	N/A	N/A
Expected to vest	1,721	$72	9.3	$—	3,363	$59	1.7	$229
(1) Our common stock began “regular way” trading on Nasdaq on January 4, 2023. The shares outstanding as of January 4, 2023 pertain to GE equity-based awards issued by GE in prior periods to employees of the Company that were converted to GE HealthCare equity-based awards as part of the Spin-Off.

Total outstanding PSUs as of September 30, 2023 were 1,256 thousand shares. The intrinsic value and weighted average contractual term of PSUs outstanding were $85 million and 1.6 years, respectively.

Share-based compensation expense is recognized within Cost of products, Cost of services, SG&A, or Research and development (“R&D”), as appropriate, in the Condensed Consolidated Statement of Income.

Share-based Compensation Expense	For the three months ended	For the nine months ended
	September 30, 2023	September 30, 2023
Share-based compensation expense (pre-tax)	$29	$81
Income tax benefits	(4)	(15)
Share-based compensation expense (after-tax)	$25	$66

Other Share-based Compensation Data

Unrecognized compensation expense as of September 30, 2023(1)	$174
Cash received from stock options exercised for the nine months ended September 30, 2023	31
Intrinsic value of stock options exercised and RSU/PSUs vested in the nine months ended September 30, 2023	99
(1) Amortized over a weighted average period of 2.0 years.

NOTE 16. EARNINGS PER SHARE

On January 3, 2023, there were approximately 454 million shares of GE HealthCare common stock outstanding, including the interest in our outstanding shares of common stock retained by GE following the Distribution. The computation of basic and diluted earnings per common share for all periods through December 31, 2022, was calculated using this same number of common shares outstanding since no GE HealthCare equity awards were outstanding as of the Distribution Date and is net of Net (income) loss attributable to noncontrolling interest which is fully associated with continuing operations. Subsequent to the Spin-Off, the dilutive effect of outstanding stock options, RSUs, and PSUs are reflected in the denominator for diluted earnings per share using the treasury stock method.

Earnings Per Share
	For the three months ended September 30		For the nine months ended September 30
(In millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income from continuing operations	$386	$493	$1,202	$1,382
Net (income) loss attributable to noncontrolling interests	(7)	(6)	(33)	(32)
Net income from continuing operations attributable to GE HealthCare	379	487	1,169	1,350
Deemed preferred stock dividend of redeemable noncontrolling interest	—	—	(183)	—
Net income from continuing operations attributable to GE HealthCare common stockholders	379	487	986	1,350
Income (loss) from discontinued operations, net of taxes	(4)	—	(4)	12
Net income attributable to GE HealthCare common stockholders	$375	$487	$982	$1,362
Denominator:
Basic weighted-average shares outstanding	455	454	455	454
Dilutive effect of common stock equivalents	3	—	3	—
Diluted weighted-average shares outstanding	458	454	458	454
Basic Earnings Per Share:
Continuing operations	$0.83	$1.07	$2.17	$2.97
Discontinued operations	(0.01)	—	(0.01)	0.03
Attributable to GE HealthCare common stockholders	0.82	1.07	2.16	3.00
Diluted Earnings Per Share:
Continuing operations	$0.83	$1.07	$2.16	$2.97
Discontinued operations	(0.01)	—	(0.01)	0.03
Attributable to GE HealthCare common stockholders	0.82	1.07	2.15	3.00
Antidilutive securities(1)	4	—	4	—
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 17. SUPPLEMENTAL FINANCIAL INFORMATION

Cash, Cash Equivalents and Restricted Cash	As of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$2,408	$1,440
Short-term restricted cash	10	5
Total cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated and Combined Statements of Financial Position	2,418	1,445
Long-term restricted cash(1)	2	6
Total cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated and Combined Statements of Cash Flows	$2,420	$1,451
(1) Long-term restricted cash is recognized within All other assets in the Condensed Consolidated and Combined Statements of Financial Position.

Inventories
	As of
	September 30, 2023	December 31, 2022
Raw materials	$989	$1,053
Work in process	100	91
Finished goods	1,039	1,011
Inventories(1)	$2,128	$2,155
(1) Certain inventory items are long-term in nature and therefore have been recognized within All other assets in the Condensed Consolidated and Combined Statements of Financial Position.

Property, Plant, and Equipment – Net
	As of
	September 30, 2023	December 31, 2022
Original cost	$5,011	$4,989
Accumulated depreciation and amortization	(2,995)	(2,988)
Right-of-use operating lease assets	339	313
Property, plant, and equipment – net	$2,355	$2,314

ALL OTHER CURRENT AND NON-CURRENT ASSETS.

All other current assets primarily include prepaid expenses and deferred costs, derivative instruments, and financing receivables – net. All other non-current assets primarily include pension assets, equity method and other investments, financing receivables – net, contract and other deferred assets, inventories, and customer and sundry receivables – net. All other current and non-current assets increased in the nine months ended September 30, 2023, primarily due to assets transferred from GE as a result of the Spin-Off. Refer to Note 1, “Organization and Basis of Presentation” for further information.

ALL OTHER CURRENT AND NON-CURRENT LIABILITIES.

All other current liabilities primarily include employee compensation and benefits liabilities, sales allowances, equipment projects and other commercial liabilities, uncertain and other income tax payable, product warranties, interest payable, accrued freight and utilities, operating lease liabilities, and derivative instruments. All other non-current liabilities primarily include contract liabilities, operating lease liabilities, environmental, health and safety obligations, uncertain and other income tax payable, and derivative instruments. All other current and non-current liabilities increased in the nine months ended September 30, 2023, primarily due to liabilities transferred from GE as a result of the Spin-Off. Refer to Note 1, “Organization and Basis of Presentation” for further information.

SUPPLY CHAIN FINANCE PROGRAMS.

The Company participates in voluntary supply chain finance programs which provide participating suppliers the opportunity to sell their GE HealthCare receivables to third parties at the sole discretion of both the suppliers and the third parties. We evaluate supply chain finance programs to ensure the use of a third-party intermediary to settle our trade payables does not change the nature, existence, amount, or timing of our trade payables and does not provide the Company with any direct economic benefit. If any characteristics of the trade payables change or we receive a direct economic benefit, we reclassify the trade payables as borrowings. In connection with the supply chain finance programs, payment terms normally range from 30 to 150 days, not exceeding 180 days, depending on the underlying supplier agreements. Included in Accounts payable as of September 30, 2023 and December 31, 2022 were $396 million and $392 million, respectively, of confirmed supplier invoices that are outstanding and subject to the third-party programs.

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

The activity attributable to redeemable noncontrolling interests for the nine months ended September 30, 2023 and 2022 is presented below.

Redeemable Noncontrolling Interests
	For the nine months ended September 30
	2023	2022
Balance at beginning of period	$230	$220
Net income attributable to redeemable noncontrolling interests	28	24
Redemption value adjustments(1)	183	—
Distributions to and exercise of redeemable noncontrolling interests and other(2)	(280)	(46)
Balance at end of period	$161	$198
(1) As of January 3, 2023, certain redeemable noncontrolling interests were probable of becoming redeemable due to the change of control that occurred upon consummation of the Spin-Off. These redeemable noncontrolling interests were remeasured to their current redemption value resulting in a redemption value adjustment of $183 million. The remeasurement was accounted for as a deemed preferred stock dividend of redeemable noncontrolling interest and recorded as an adjustment to retained earnings.
(2) In the first quarter of 2023, the redeemable noncontrolling interest holder exercised its option redemption provision. The redemption amount of $211 million was paid in the second quarter of 2023.

Other Income (Expense) – Net
	For the three months ended September 30		For the nine months ended September 30
	2023	2022	2023	2022
Net interest and investment income (expense)	$6	$4	$19	$(8)
Equity method investment income	—	3	9	12
Change in fair value of assumed obligations	(5)	—	(24)	—
Other items, net(1)	62	11	81	59
Total other income (expense) – net	$63	$18	$85	$63
(1) Other items, net primarily consists of change in tax indemnity, lease income, gains and losses related to derivatives, and licensing and royalty income for the three and nine months ended September 30, 2023, and licensing and royalty income, and gains and losses related to derivatives for the three and nine months ended September 30, 2022.

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
Pensions, Benefit, and Contribution Plans
As discussed in Note 9, “Postretirement Benefit Plans”, employees of the Company participated in pensions, benefit, and contribution plans that were sponsored by GE. The Company was charged $59 million and $182 million for the three and nine months ended September 30, 2022 related to employee participation in these plans. In connection with the Spin-Off, a portion of these plans were transferred to the Company.
Share-based Compensation
GE granted various employee benefits to its group employees, including those of the Company, under the GE Long-Term Incentive Plan. These benefits primarily included stock options and restricted stock units. Compensation expense allocated to the Company was $19 million and $58 million for the three and nine months ended September 30, 2022, respectively, and is recognized within SG&A in the Condensed Combined Statement of Income.
Corporate Overhead and Other Allocations from GE
GE provided certain services described below that were charged to the Company based on employee headcount, revenue, or other allocation methodologies.

Corporate Allocations from GE	For the three months ended	For the nine months ended
	September 30, 2022	September 30, 2022
Costs for centralized services(1)	$12	$38
Costs associated with employee medical insurance(2)	31	91
Costs for corporate and shared services(3)	123	343
(1) Costs for centralized services such as public relations, treasury and cash management, and other services were recognized within SG&A in the Condensed Combined Statement of Income.
(2) Costs associated with employee medical insurance were recognized within Cost of products, Cost of services, SG&A, and R&D in the Condensed Combined Statement of Income based on the employee population.
(3) Costs for corporate and shared services such as information technology, finance and other services were primarily recognized in SG&A and R&D in the Condensed Combined Statement of Income.

Management believes that the expense and cost allocations have been determined on a basis that is a reasonable reflection of the utilization of services provided or the benefit received by the Company during the three and nine months ended September 30, 2022. The amounts that would have been, or will be incurred, on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees, or other factors.

AFTER SPIN-OFF.

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE, including, but not limited to the following which had activity during the first nine months of 2023:

•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and GE following the Distribution, including procedures with respect to claims subject to indemnification and related matters.

•Transition Services Agreement – governs all matters relating to the provision of services between the Company and GE on a transitional basis. The services the Company receives include support for digital technology, human resources, supply chain, finance, and real estate services, among others. Some of these costs were included in the Corporate allocations from GE prior to Spin-Off. The services generally commenced on the date of the Spin-Off and will terminate up to 36 months following the Distribution Date depending upon the related transitional service. For the three and nine months ended September 30, 2023, we incurred $94 million and $286 million, net, which represents fees charged from GE to the Company primarily for information technology, human resources, and R&D and is net of fees charged from the Company to GE for facilities and other shared services.

•Tax Matters Agreement – governs the respective rights, responsibilities, and obligations between the Company and GE with respect to all tax matters (excluding employee-related taxes covered under the Employee Matters Agreement), in addition to certain restrictions which generally prohibit us from taking or failing to take any action in the two-year period following the Distribution that would prevent the Distribution from qualifying as tax-free for U.S. federal income tax purposes, including limitations on our ability to pursue certain strategic transactions. The TMA specifies the portion of tax liability for which the Company will bear contractual responsibility, and the Company and GE will each agree to indemnify each other against any amounts for which such indemnified party is not responsible. See Note 10, “Income Taxes” for further information on quarter to date and year to date TMA activity.

Current amounts due from and to GE under the various agreements described above are recognized within Due from related parties or Due to related parties, as applicable, in the Condensed Consolidated and Combined Statements of Financial Position. Non-current amounts due from GE were $82 million and due to GE were $28 million, and were recognized within All other assets or All other liabilities, as applicable, in the Condensed Consolidated Statement of Financial Position as of September 30, 2023. These amounts primarily relate to tax and other indemnities.

GE HealthCare sells products and services in the ordinary course of business to certain entities associated with two members of our Board of Directors. During the three and nine months ended September 30, 2023, we recognized revenue of $26 million and $73 million, respectively, from these entities in connection with providing products and services. Current amounts due from these entities as of September 30, 2023 were not significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated and combined financial statements and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of GE HealthCare Technologies Inc. (“GE HealthCare,” the “Company,” “our,” or “we”) for the three and nine months ended September 30, 2023 and 2022. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Actual results may differ materially from these expectations; see “Forward-Looking Statements.”

The following tables are presented in millions of United States ("U.S.") dollars unless otherwise stated, except for per-share amounts which are presented in U.S. dollars.

Unless the context otherwise requires, references to “GE HealthCare,” “we,” “us,” “our,” and the “Company” refer to (1) General Electric Company's ("GE's") healthcare business prior to the previously announced spin-off of the Company on January 3, 2023 (the “Spin-Off”) as a carve-out business of GE with related condensed combined financial statements and (2) GE HealthCare Technologies Inc. and its subsidiaries following the Spin-Off with related condensed consolidated financial statements.

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

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Russia and Ukraine Conflict
We had $131 million and $143 million of assets in, or directly related to, these two countries as of September 30, 2023 and December 31, 2022, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $228 million and $241 million from customers in these two countries for the nine months ended September 30, 2023 and September 30, 2022, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. In May 2023, the U.S. Department of Commerce implemented expanded measures that require us to obtain a license for the export, re-export to, or transfer of specified medical equipment and spare parts to customers in Russia. The European Union and other countries have also expanded licensing requirements for certain spare parts and other items. We have applied and are applying for the licenses needed to continue supplying these customers. The implementation of these measures affected our ability to supply customers in Russia in the second and third quarters of 2023 and will continue to do so as we continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we applied, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. Our board of directors (the "Board"), with management, will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

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

RESULTS OF OPERATIONS
The following tables set forth our results of operations for each of the periods presented:

Condensed Consolidated and Combined Statements of Income
	For the three months ended September 30		For the nine months ended September 30
	2023	2022	2023	2022
Sales of products	$3,186	$3,012	$9,530	$8,702
Sales of services	1,636	1,564	4,816	4,701
Total revenues	4,822	4,576	14,346	13,403
Cost of products	2,076	1,995	6,197	5,825
Cost of services	811	808	2,383	2,331
Gross profit	1,935	1,773	5,766	5,247
Selling, general, and administrative	996	908	3,130	2,747
Research and development	322	260	890	755
Total operating expenses	1,318	1,168	4,020	3,502
Operating income	617	605	1,746	1,745
Interest and other financial charges – net	138	2	411	18
Non-operating benefit (income) costs	(94)	(1)	(332)	(4)
Other (income) expense – net	(63)	(18)	(85)	(63)
Income from continuing operations before income taxes	636	622	1,752	1,794
Benefit (provision) for income taxes	(250)	(129)	(550)	(412)
Net income from continuing operations	386	493	1,202	1,382
Income (loss) from discontinued operations, net of taxes	(4)	—	(4)	12
Net income	382	493	1,198	1,394
Net (income) loss attributable to noncontrolling interests	(7)	(6)	(33)	(32)
Net income attributable to GE HealthCare	$375	$487	$1,165	$1,362

____________________
*Non-GAAP Financial Measure

TOTAL REVENUES AND RPO.

Revenues by Segment
	For the three months ended September 30				For the nine months ended September 30
	2023	2022	% change	% organic* change	2023	2022	% change	% organic* change
Segment revenues
Imaging	$2,635	$2,516	5%	5%	$7,751	$7,276	7%	9%
Ultrasound	815	823	(1)%	(1)%	2,513	2,466	2%	4%
PCS	764	701	9%	9%	2,315	2,130	9%	10%
PDx	589	522	13%	12%	1,715	1,485	15%	17%
Other(1)	19	14			52	46
Total revenues	$4,822	$4,576	5%	6%	$14,346	$13,403	7%	9%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents the HealthCare Financial Services (“HFS”) business which does not meet the definition of an operating segment.

Revenues by Region
	For the three months ended September 30			For the nine months ended September 30
	2023	2022	% change	2023	2022	% change
USCAN	$2,075	$2,034	2%	$6,297	$6,004	5%
EMEA	1,249	1,144	9%	3,633	3,354	8%
China region	719	668	8%	2,105	1,873	12%
Rest of World	779	730	7%	2,311	2,172	6%
Total revenues	$4,822	$4,576	5%	$14,346	$13,403	7%

For the three months ended September 30, 2023

Total revenues were $4,822 million, growing 5% or $246 million as reported and 6% organically*. The reported growth was primarily due to Sales of products growing 6% or $174 million as reported, driven primarily by growth in Imaging, PDx, and PCS revenues.

The segment revenues were as follows:

•Imaging segment revenues were $2,635 million, growing 5% or $119 million due to growth in Molecular Imaging and Computed Tomography (“MI/CT”) and Magnetic Resonance (“MR”) product lines, due to supply chain fulfillment improvements, an increase in price, and new product introductions;
•Ultrasound segment revenues were $815 million, decreasing 1% or $8 million primarily due to improved fulfillment in the comparable prior year following an easing of supply chain constraints;
•PCS segment revenues were $764 million, growing 9% or $63 million due to growth in Monitoring Solutions and Consumables and Services product lines due to supply chain fulfillment improvements and an increase in price; and
•PDx segment revenues were $589 million, growing 13% or $67 million as reported with growth in EMEA and Rest of World due to an increase in price and improved demand.

The regional revenues were as follows:

•USCAN revenues were $2,075 million, growing 2% or $41 million due to growth in PCS revenues;
•EMEA revenues were $1,249 million, growing 9% or $105 million due to growth in Imaging, PDx, and PCS revenues;
•China region revenues were $719 million, growing 8% or $51 million due to growth in Imaging revenues, partially offset by unfavorable foreign currency impacts; and
•Rest of World revenues were $779 million, growing 7% or $49 million due to growth in Imaging and PDx revenues, partially offset by unfavorable foreign currency impacts.

____________________
*Non-GAAP Financial Measure

For the nine months ended September 30, 2023
Total revenues were $14,346 million, growing 7% or $943 million as reported and 9% organically*. The reported growth was primarily due to Sales of products growing 10% or $828 million as reported, with growth across all segments.
The segment revenues were as follows:

•Imaging segment revenues were $7,751 million, growing 7% or $475 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 9% primarily due to growth in MI/CT and MR product lines, due to supply chain fulfillment improvements, stable demand in the past few quarters, new product introductions, and an increase in price;
•Ultrasound segment revenues were $2,513 million, growing 2% or $47 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 4% primarily due to growth in Cardiovascular and Point of Care and Handheld product lines due to new product introductions and supply chain fulfillment improvements;
•PCS segment revenues were $2,315 million, growing 9% or $185 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 10% with growth across all product lines driven by supply chain fulfillment improvements and an increase in price; and
•PDx segment revenues were $1,715 million, growing 15% or $230 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 17%, with growth across all regions due to an increase in price and improved demand.

The regional revenues were as follows:

•USCAN revenues were $6,297 million, growing 5% or $293 million due to growth across all segment revenues;
•EMEA revenues were $3,633 million, growing 8% or $279 million due to growth in Imaging and PDx revenues, partially offset by unfavorable foreign currency impacts;
•China region revenues were $2,105 million, growing 12% or $232 million due to growth across all segment revenues, partially offset by unfavorable foreign currency impacts; and
•Rest of World revenues were $2,311 million, growing 6% or $139 million due to growth in Imaging and PDx revenues, partially offset by unfavorable foreign currency impacts.

Remaining Performance Obligations
	As of
	September 30, 2023	December 31, 2022	% change
Products	$4,865	$4,992	(3)%
Services	9,297	9,351	(1)%
Total RPO	$14,162	$14,343	(1)%

RPO represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. RPO as of September 30, 2023 decreased 1% from December 31, 2022, primarily due to strong product fulfillment driven by the U.S., China, and Europe as well as unfavorable foreign currency impacts.

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the three months ended September 30					For the nine months ended September 30
	2023	% of Total revenues	2022	% of Total revenues	% change	2023	% of Total revenues	2022	% of Total revenues	% change
Operating income	$617	12.8%	$605	13.2%	2%	$1,746	12.2%	$1,745	13.0%	—%
Net income attributable to GE HealthCare	375	7.8%	487	10.6%	(23)%	1,165	8.1%	1,362	10.2%	(14)%
Adjusted EBIT*	744	15.4%	700	15.3%	6%	2,119	14.8%	2,017	15.0%	5%
Adjusted net income*	451	9.4%	546	11.9%	(17)%	1,258	8.8%	1,507	11.2%	(17)%
____________________
*Non-GAAP Financial Measure

For the three months ended September 30, 2023

Operating income was $617 million, an increase of $12 million but a decrease of 40 basis points as a percent of Total revenues. The decrease as a percent of Total revenues was due to the following factors:

•Cost of products sold increased $81 million but decreased 100 basis points as a percent of Sales of products. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our products, partially offset by continued cost inflation. Cost of services sold increased $3 million but decreased 210 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our service offerings, partially offset by cost inflation. Included in our total cost of revenue as part of our product investment was $101 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $110 million for the prior year comparable period; and
•Total operating expenses increased $150 million due to an increase in Selling, general, and administrative (“SG&A”) expense of $88 million driven by increased costs associated with both the stand-up and operation as a standalone company and commercial and marketing investments and a planned increase in Research and Development (“R&D”) investments of $62 million. As a result, SG&A as a percentage of Total revenues increased by 90 basis points and R&D as a percentage of Total revenues increased by 100 basis points.

Net income attributable to GE HealthCare and Net income margin were $375 million and 7.8%, a decrease of $112 million and 280 basis points, respectively, primarily due to the following factors:

•Operating income increased $12 million, as discussed above;
•Interest and other financial charges – net increased $136 million primarily due to interest expense related to the debt securities issued by GE HealthCare in November of 2022 and the Term Loan Facility drawn upon in January of 2023;
•Non-operating benefit income, net, increased $93 million primarily related to the pension plans transferred to GE HealthCare as part of the Spin-Off; and
•Provision for income taxes increased $121 million primarily due to the tax effect of foreign currency movement, withholding taxes, and the impact of the Tax Matters Agreement (“TMA”) including the effect of completing the 2022 U.S. federal tax return. For additional detail regarding our income taxes, see Note 10, “Income Taxes” to the condensed consolidated and combined financial statements.

Adjusted EBIT* and Adjusted EBIT margin* were $744 million and 15.4%, an increase of $44 million and 10 basis points, respectively, primarily due to an increase in Total revenues, partially offset by an increase in Total operating expenses as discussed above, excluding one-time spin-off and separation costs.

Adjusted net income* was $451 million, a decrease of $95 million primarily due to higher Interest and other financial charges – net.

For the nine months ended September 30, 2023

Operating income was $1,746 million, an increase of $1 million but a decrease of 80 basis points as a percent of Total revenues. The decrease as a percent of Total revenues was due to the following factors:

•Cost of products sold increased $372 million but decreased 190 basis points as a percent of Sales of products. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our products, partially offset by continued cost inflation. Cost of services sold increased $52 million but decreased 10 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our service offerings, largely offset by cost inflation. Included in our total cost of revenue as part of our product investment was $321 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $324 million for the prior year comparable period; and
•Total operating expenses increased $518 million due to an increase in SG&A expense of $383 million driven by increased costs associated with both the stand-up and operation as a standalone company and commercial and marketing investments and a planned increase in R&D investments of $135 million. As a result, SG&A as a percentage of Total revenues increased by 130 basis points and R&D as a percentage of Total revenues increased by 60 basis points.

____________________
*Non-GAAP Financial Measure

Net income attributable to GE HealthCare and Net income margin were $1,165 million and 8.1%, a decrease of $197 million and 210 basis points, respectively, primarily due to the following factors:

•Operating income increased $1 million, as discussed above;
•Interest and other financial charges – net increased $393 million primarily due to interest expense related to the debt securities issued by GE HealthCare in November of 2022 and the Term Loan Facility drawn upon in January of 2023;
•Non-operating benefit income, net, increased $328 million primarily related to the pension plans transferred to GE HealthCare as part of the Spin-Off; and
•Provision for income taxes increased $138 million primarily due to the tax effect of foreign currency movement, the impact of the TMA, including the effect of completing the 2022 U.S. federal tax return, and taxes accrued for the future repatriation of current earnings with a one-time charge for prior period earnings of certain of our foreign subsidiaries. For additional detail regarding our income taxes, see Note 10, “Income Taxes” to the condensed consolidated and combined financial statements.

Adjusted EBIT* and Adjusted EBIT margin* were $2,119 million and 14.8%, an increase of $102 million but a decrease of 20 basis points, respectively, primarily due to an increase in Total revenues, offset by an increase in Total operating expenses as discussed above, excluding one-time spin-off and separation costs.

Adjusted net income* was $1,258 million, a decrease of $249 million primarily due to higher Interest and other financial charges – net, partially offset by an increase in Operating Income as discussed above, excluding the impact of one-time spin-off and separation costs.

RESULTS OF OPERATIONS – SEGMENTS

We exclude from Segment EBIT certain corporate-related expenses and certain transactions or adjustments that our Chief Operating Decision Maker (which is our Chief Executive Officer) considers to be non-operational, such as Interest and other financial charges – net, Benefit (provision) for income taxes, Restructuring costs, Acquisition and disposition related benefits (charges), Spin-Off and separation costs, Non-operating benefit (income) costs, Gain (loss) of business and asset dispositions, Amortization of acquisition-related intangible assets, Net (income) loss attributable to noncontrolling interests, Income (loss) from discontinued operations, net of taxes, and Investment revaluation gain (loss). See “Results of Operations” section above for discussion on the performance of segments on revenue.

Segment EBIT
	For the three months ended September 30					For the nine months ended September 30
	2023	% of segment revenues	2022	% of segment revenues	% change	2023	% of segment revenues	2022	% of segment revenues	% change
Segment EBIT
Imaging	$318	12.1%	$267	10.6%	19%	$787	10.2%	$779	10.7%	1%
Ultrasound	179	22.0%	211	25.6%	(15)%	577	23.0%	623	25.3%	(7)%
PCS	80	10.5%	65	9.3%	23%	273	11.8%	211	9.9%	29%
PDx	166	28.2%	159	30.5%	4%	473	27.6%	411	27.7%	15%
Other(1)	1		(2)			9		(7)
	$744		$700		6%	$2,119		$2,017		5%
(1)Financial information not presented within the reportable segments, shown within the Other category, represents the HFS business and certain other business activities which do not meet the definition of an operating segment.
For the three months ended September 30, 2023

•Imaging Segment EBIT was $318 million, an increase of $51 million due to cost productivity, an increase in price, and growth in sales volume, partially offset by planned investments and cost inflation;
•Ultrasound Segment EBIT was $179 million, a decrease of $32 million due to planned investments and cost inflation, partially offset by cost productivity;
•PCS Segment EBIT was $80 million, an increase of $15 million due to cost productivity, growth in sales volume, and an increase in price, partially offset by planned investments and cost inflation; and
•PDx Segment EBIT was $166 million, an increase of $7 million due to an increase in price, cost productivity, and growth in sales volume, partially offset by cost inflation and planned investments.

____________________
*Non-GAAP Financial Measure

For the nine months ended September 30, 2023

•Imaging Segment EBIT was $787 million, an increase of $8 million due to cost productivity, an increase in price, and growth in sales volume, largely offset by liquidation of higher-cost inventory, planned investments, and mix between our product and service offerings;
•Ultrasound Segment EBIT was $577 million, a decrease of $46 million due to planned investments and cost inflation, partially offset by cost productivity and an increase in price;
•PCS Segment EBIT was $273 million, an increase of $62 million due to cost productivity, an increase in price, and growth in sales volume, partially offset by planned investments and cost inflation; and
•PDx Segment EBIT was $473 million, an increase of $62 million due to an increase in price, growth in sales volume, and cost productivity, partially offset by cost inflation and planned investments.

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

Adjusted EBIT and Adjusted EBIT margin
We believe Adjusted EBIT and Adjusted EBIT margin provide management and investors with additional understanding of our business by highlighting the results from ongoing operations and the underlying profitability factors. These metrics exclude interest expense, interest income, non-operating benefit (income) costs, and tax expense, as well as non-recurring and/or non-cash items, which may have a material impact on our results. In addition, we may from time to time consider excluding other nonrecurring items to enhance comparability between periods. We believe this provides additional insight into how our businesses are performing, on a normalized basis. However, Adjusted EBIT and Adjusted EBIT margin should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Adjusted net income
We believe Adjusted net income provides investors with improved comparability of underlying operating results and a further understanding and additional transparency regarding how we evaluate our business. Adjusted net income also provides management and investors with additional perspective regarding the impact of certain significant items on our earnings. Adjusted net income excludes non-operating benefit (income) costs, certain tax expense adjustments, and non-recurring and/or non-cash items, which may have a material impact on our results. In addition, we may from time to time consider excluding other nonrecurring items to enhance comparability between periods. However, Adjusted net income should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Adjusted earnings per share
We believe Adjusted earnings per share provides investors with improved comparability of underlying operating results and a further understanding and additional transparency regarding how we evaluate our business. Adjusted earnings per share also provides management and investors with additional perspective regarding the impact of certain significant items on our per share earnings. Adjusted earnings per share excludes non-operating benefit (income) costs, certain tax expense adjustments, and non-recurring and/or non-cash items, which may have a material impact on our results. In addition, we may from time to time consider excluding other nonrecurring items to enhance comparability between periods. However, Adjusted earnings per share should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Free cash flow
We believe that Free cash flow provides management and investors with an important measure of our ability to generate cash on a normalized basis. Free cash flow also provides insight into our flexibility to allocate capital, including reinvesting in the Company for future growth, paying down debt, paying dividends, and pursuing other opportunities that may enhance stockholder value. Free cash flow is Cash from (used for) operating activities – continuing operations including cash flows related to the additions and dispositions of property, plant and equipment (“PP&E”) and internal-use software as well as the impact of discontinued factoring programs. Interest expense associated with external debt that was historically held by GE is not recognized in the condensed combined financial statements and related notes. Additionally, Free cash flow does not represent residual cash flows available for discretionary expenditures, due to the fact the measures do not deduct the payments required for debt repayments.

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

Organic Revenue*	For the three months ended September 30			For the nine months ended September 30
	2023	2022	% change	2023	2022	% change
Imaging revenues	$2,635	$2,516	5%	$7,751	$7,276	7%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(14)	—		(159)	—
Imaging Organic revenue*	$2,649	$2,516	5%	$7,910	$7,276	9%
Ultrasound revenues	$815	$823	(1)%	$2,513	$2,466	2%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	1	—		(54)	—
Ultrasound Organic revenue*	$814	$823	(1)%	$2,567	$2,466	4%
PCS revenues	$764	$701	9%	$2,315	$2,130	9%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	1	—		(22)	—
PCS Organic revenue*	$763	$701	9%	$2,337	$2,130	10%
PDx revenues	$589	$522	13%	$1,715	$1,485	15%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	2	—		(23)	—
PDx Organic revenue*	$587	$522	12%	$1,738	$1,485	17%
Other revenues	$19	$14	36%	$52	$46	13%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	—	—		—	—
Other Organic revenue*	$19	$14	36%	$52	$46	13%
Total revenues	$4,822	$4,576	5%	$14,346	$13,403	7%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(10)	—		(258)	—
Organic revenue*	$4,832	$4,576	6%	$14,604	$13,403	9%

(1)	Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction.
(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

____________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the three months ended September 30			For the nine months ended September 30
	2023	2022	% change	2023	2022	% change
Net income attributable to GE HealthCare	$375	$487	(23)%	$1,165	$1,362	(14)%
Add: Interest and other financial charges - net	138	2		411	18
Add: Non-operating benefit (income) costs	(94)	(1)		(332)	(4)
Less: Benefit (provision) for income taxes	(250)	(129)		(550)	(412)
Less: Income (loss) from discontinued operations, net of taxes	(4)	—		(4)	12
Less: Net (income) loss attributable to noncontrolling interests	(7)	(6)		(33)	(32)
EBIT*	$680	$623	9%	$1,831	$1,808	1%
Add: Restructuring costs(1)	3	88		34	110
Add: Acquisition and disposition related charges (benefits)(2)	(14)	(49)		(15)	(20)
Add: Spin-Off and separation costs(3)	45	7		175	7
Add: (Gain) loss of business and asset dispositions(4)	—	2		—	(1)
Add: Amortization of acquisition-related intangible assets	32	28		95	90
Add: Investment revaluation (gain) loss(5)	(2)	1		(1)	23
Adjusted EBIT*	$744	$700	6%	$2,119	$2,017	5%
Net income margin	7.8%	10.6%	(280) bps	8.1%	10.2%	(210) bps
Adjusted EBIT margin*	15.4%	15.3%	10 bps	14.8%	15.0%	(20) bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)
Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.

(3)
Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.

Adjusted Net Income*	For the three months ended September 30			For the nine months ended September 30
	2023	2022	% change	2023	2022	% change
Net income attributable to GE HealthCare	$375	$487	(23)%	$1,165	$1,362	(14)%
Add: Non-operating benefit (income) costs	(94)	(1)		(332)	(4)
Add: Restructuring costs(1)	3	88		34	110
Add: Acquisition and disposition related charges (benefits)(2)	(14)	(49)		(15)	(20)
Add: Spin-Off and separation costs(3)	45	7		175	7
Add: (Gain) loss of business and asset dispositions(4)	—	2		—	(1)
Add: Amortization of acquisition-related intangible assets	32	28		95	90
Add: Investment revaluation (gain) loss(5)	(2)	1		(1)	23
Add: Tax effect of reconciling items	102	(17)		103	(48)
Add: Certain tax adjustments(6)	—	—		30	—
Less: Income (loss) from discontinued operations, net of taxes	(4)	—		(4)	12
Adjusted net income*	$451	$546	(17)%	$1,258	$1,507	(17)%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)
Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.
(6)	Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of the Company’s foreign subsidiaries for which the Company is no longer permanently reinvested.
____________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the three months ended September 30			For the nine months ended September 30
(In dollars, except shares outstanding presented in millions)	2023	2022	$ change	2023	2022	$ change
Diluted earnings per share – continuing operations	$0.83	$1.07	$(0.24)	$2.16	$2.97	$(0.81)
Add: Deemed preferred stock dividend of redeemable noncontrolling interest	—	—		0.40	—
Add: Non-operating benefit (income) costs	(0.21)	(0.00)		(0.73)	(0.01)
Add: Restructuring costs(1)	0.01	0.19		0.07	0.24
Add: Acquisition and disposition related charges (benefits)(2)	(0.03)	(0.11)		(0.03)	(0.04)
Add: Spin-Off and separation costs(3)	0.10	0.02		0.38	0.02
Add: (Gain) loss of business and asset dispositions(4)	—	0.00		—	(0.00)
Add: Amortization of acquisition-related intangible assets	0.07	0.06		0.21	0.20
Add: Investment revaluation (gain) loss(5)	(0.00)	0.00		(0.00)	0.05
Add: Tax effect of reconciling items	0.22	(0.04)		0.23	(0.11)
Add: Certain tax adjustments(6)	—	—		0.07	—
Adjusted earnings per share*(7)	$0.99	$1.20	$(0.21)	$2.75	$3.32	$(0.57)
Diluted weighted-average shares outstanding	458	454		458	454

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)
Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.
(6)	Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of the Company’s foreign subsidiaries for which the Company is no longer permanently reinvested.
(7)	Adjusted earnings per share* amounts are computed independently, thus, the sum of per-share amounts may not equal the total.

Free Cash Flow*	For the nine months ended September 30
	2023	2022	% change
Cash from (used for) operating activities – continuing operations	$1,051	$1,071	(2)%
Add: Additions to PP&E and internal-use software	(293)	(233)
Add: Dispositions of PP&E	1	3
Free cash flow*	$759	$841	(10)%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, our Cash, cash equivalents, and restricted cash balance was $2,418 million. We have historically generated positive cash flows from operating activities from continuing operations. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 8, "Borrowings" to the condensed consolidated and combined financial statements. Historically, we relied on cash pooling arrangements with GE to manage liquidity and fund our operations. Upon completion of the Spin-Off, we ceased participation in GE cash pooling arrangements and our Cash, cash equivalents, and restricted cash are held and used solely for our own ongoing operations and commitments.

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

____________________
*Non-GAAP Financial Measure

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the nine months ended September 30
	2023	2022
Cash from (used for) operating activities – continuing operations	$1,051	$1,071
Cash from (used for) investing activities – continuing operations	(470)	(303)
Cash from (used for) financing activities – continuing operations	422	(785)
Free cash flow*	759	841

Operating Activities
Cash generated from operating activities from continuing operations was $1,051 million and $1,071 million for the nine months ended September 30, 2023 and 2022, respectively.

Cash generated from operating activities in the nine months ended September 30, 2023 included Net income from continuing operations of $1,202 million, non-cash charges for depreciation and amortization of $466 million, and a $617 million outflow from changes in assets and liabilities, primarily driven by cash paid for interest for senior unsecured notes and the Term Loan Facility, and company funded benefit payments for postretirement benefit plans.

Cash generated from operating activities in the nine months ended September 30, 2022 included Net income from continuing operations of $1,382 million, non-cash charges for depreciation and amortization of $476 million, and a $787 million outflow from changes in assets and liabilities, primarily driven by an increase in inventory, higher cash taxes paid, and an increase in contract and other deferred assets, partially offset by an increase in accounts payable.

Investing Activities
Cash used for investing activities from continuing operations was $470 million and $303 million for the nine months ended September 30, 2023 and 2022, respectively.

Cash used for investing activities in the nine months ended September 30, 2023 primarily included additions to PP&E of $293 million related primarily to new product introductions, manufacturing capacity expansion, and purchases of businesses, net of cash acquired of $147 million primarily related to Caption Health, Inc. (“Caption Health”). On February 17, 2023, we acquired Caption Health, an artificial intelligence ("AI") company whose technology expands access to AI-guided ultrasound screening for novice users.

Cash used for investing activities in the nine months ended September 30, 2022 primarily, included additions to PP&E of $233 million related primarily to new product introductions and manufacturing capacity expansion.

Financing Activities
Cash generated from financing activities from continuing operations was $422 million for the nine months ended September 30, 2023 and cash used for financing activities from continuing operations was $785 million for the nine months ended September 30, 2022.

Cash generated from financing activities in the nine months ended September 30, 2023 primarily, included $2,020 million of newly issued debt, partially offset by $1,317 million of transfers to GE, and $211 million of redemption of noncontrolling interests.

Cash used for financing activities in the nine months ended September 30, 2022 primarily, included $703 million of transfers to GE.

Free cash flow*
Free cash flow* was $759 million for the nine months ended September 30, 2023 and primarily included $1,051 million of cash generated from operating activities, partially offset by $293 million of cash used for capital expenditures.

Free cash flow* was $841 million for the nine months ended September 30, 2022 and primarily included $1,071 million of cash generated from operating activities, partially offset by $233 million of cash used for capital expenditures.

Capital Expenditures
Cash used for capital expenditures was $293 million and $233 million for the nine months ended September 30, 2023 and 2022, respectively. Capital expenditures were primarily for manufacturing capacity expansion and equipment and tooling for new and existing products.

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

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt will be supported by cash flows from our operations. As of September 30, 2023, we had $10,260 million of total debt compared to $8,250 million as of December 31, 2022.

The weighted average interest rate for the Notes and our Credit Facilities for the nine months ended September 30, 2023 was 6.01%. We had no principal debt repayments on the Notes or the Term Loan Facility for the nine months ended September 30, 2023.

Our credit facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $2,500 million expiring in January 2028, and a 364-day senior unsecured revolving facility that provides borrowings of up to $1,000 million expiring in January 2024.

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted leverage ratio. As of September 30, 2023, we were in compliance with the covenant requirements, including the maximum permitted leverage ratio.

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

To prepare our condensed consolidated and combined financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our condensed consolidated and combined financial statements and the reported amounts of our revenues and expenses during the reporting periods. Our actual results may differ from these estimates. We consider estimates to be critical (1) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (2) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period.

Management believes that there have been no significant changes during the nine months ended September 30, 2023 to the items that we disclosed as our critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

We relied on certain material processes and internal controls over financial reporting performed by GE prior to the Spin-Off. Following the Spin-Off, new corporate and governance functions were implemented in order to meet the regulatory requirements of a standalone public company, such as external reporting, treasury, and stock administration. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on material pending legal proceedings is incorporated herein by reference to the information set forth in Note 13, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” to the condensed consolidated and combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).
10.1	Separation Agreement & Release between the Registrant and Helmut Zodl, dated August 18, 2023. †
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
101
The following materials from GE HealthCare Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language); (1) Condensed Consolidated and Combined Statements of Income for the three and nine months ended September 30, 2023 and 2022; (2) Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022; (3) Condensed Consolidated and Combined Statements of Financial Position at September 30, 2023 and December 31, 2022; (4) Condensed Consolidated and Combined Statements of Changes in Equity for the three and nine months ended September 30, 2023 and 2022; (5) Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (6) Notes to the Condensed Consolidated and Combined Financial Statements.

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

GE HealthCare Technologies Inc.
(Registrant)

October 31, 2023	/s/ George A. Newcomb
Date	George A. Newcomb, Controller & Chief Accounting Officer (authorized signatory)