Form 10-K
period 2023-12-31
GE HealthCare Technologies Inc.
filed 2024-02-06
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
Commission file number 001-41528
GE HEALTHCARE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	88-2515116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. Monroe Street, Chicago, IL	60661
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (833) 735-1139

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GEHC	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates as of June 30, 2023, the last day of the registrants most recently completed second fiscal quarter, was approximately $32 billion. There were 455,357,229 shares of common stock with a par value of $0.01 per share outstanding as of January 30, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 21, 2024, is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business; information related to our business segment portfolios and strategies; human capital management and environmental, social, and governance (“ESG”) strategies and initiatives; financial performance, financial condition, and results of operations, including revenue, revenue growth, profit, taxes, earnings per share, and cash flows; the impacts of macroeconomic and market conditions and volatility on our business operations, financial results, and financial position and on supply chains and the world economy; our strategy, innovation, and investments, including research and development activities; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management; the Russia and Ukraine conflict; our operations as a stand-alone company; and risks related to foreign currency exchange, interest rates, and commodity price volatility. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; our ability to successfully complete strategic transactions; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; demand for our products, services, or solutions and factors that affect that demand; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; changes in third-party and government reimbursement processes, rates, contractual relationships, and mix of public and private payers, including related to government shutdowns; our ability to attract and/or retain key personnel and qualified employees; global geopolitical and economic instability, including as a result of the conflict between Ukraine and Russia, the conflict in Israel and surrounding areas, and the actions in the Red Sea region; public health crises, epidemics, and pandemics, such as the Coronavirus Disease 2019 (“COVID-19”) and their effects on our business; maintenance and protection of our intellectual property (“IP”) rights, as well as maintenance of successful research and development efforts with respect to commercially successful products and technologies; the impact of potential information technology, cybersecurity, or data security breaches; compliance with the various legal, regulatory, tax, privacy, and other laws to which we are subject, such as the Foreign Corrupt Practices Act (the “FCPA”) and similar anti-corruption and anti-bribery laws globally, and related changes, claims, inquiries, investigations, or actions; our ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; the impacts related to our increasing focus on and investment in cloud, edge, artificial intelligence (“AI”), and software offerings; the impact of potential product liability claims; ESG matters; our ability to operate effectively as an independent, publicly traded company; and our level of indebtedness, as well as our general ability to comply with covenants under our debt instruments, and any related effect on our business. Please also see the “Risk Factors” section of this Annual Report on Form 10-K filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

PART I
ITEM 1. BUSINESS
GE HealthCare Technologies Inc. (“GE HealthCare,” the “Company,” “our,” or “we”) is a leading global medical technology, pharmaceutical diagnostics, and digital solutions innovator. We have approximately 51,000 colleagues dedicated to our mission to create a world where healthcare has no limits. We operate at the center of the healthcare ecosystem, enabling precision care by increasing health system capacity, enhancing productivity, digitizing healthcare delivery, and improving clinical outcomes while serving patients’ demand for greater efficiency, access, and personalized medicine. Our products, services, and solutions are designed to enable clinicians to make more informed decisions quickly and efficiently, improving patient care from diagnosis to therapy to monitoring. We have more than 125 years of experience and one of the strongest reputations in the global healthcare industry, built from our demonstrated record of delivering industry-defining innovation. This is complemented by our broad service capabilities and dedication to quality and integrity with a strong operational culture, deeply embedded in lean continuous improvement.
We generate revenue from the sale of medical devices, consumable products, service capabilities, and digital solutions. Precision care is expected to drive continued demand and the need for novel technologies and future innovation, as healthcare providers and researchers seek new solutions and tools for managing existing and new care pathways. The pursuit of precision care opportunities significantly expands our addressable industries to include integrated diagnostics, AI and machine learning-based clinical decision support, highly personalized therapies enabled by more precise diagnostics, and remote patient monitoring. The scale and breadth of our portfolio, combined with our innovation capabilities, position us to be a leading enabler of precision care.
GE HealthCare has extensive reach throughout the global healthcare system for medical technology, pharmaceutical diagnostics, and digital solutions, underpinned by resilient, sustainable practices and products, and a commitment to growing access to care. We serve customers in approximately 160 countries with a global team of 9,900 sales professionals, 8,100 field service engineers, and a network of 43 manufacturing, assembly, and pharmaceutical production sites across 17 countries.
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
GE HealthCare Technologies Inc. is a Delaware corporation with corporate headquarters in Chicago, Illinois. On January 3, 2023, the General Electric Company (“GE”) completed the previously announced spin-off of GE HealthCare (the “Spin-Off”). Refer to Note 1, “Organization and Basis of Presentation” for further information regarding the Spin-Off.

OUR SEGMENTS
We develop, manufacture, and market a broad portfolio of products, services, and complementary digital solutions used in the diagnosis, treatment, and monitoring of patients. We have a large, global installed base of medical imaging, ultrasound, and patient monitoring systems.

Our business is comprised of four segments:

IMAGING.
GE HealthCare is a global leader in medical imaging with a comprehensive portfolio of scanning devices, clinical applications, service capabilities, and digital solutions. Our Imaging portfolio spans the care continuum and provides critical tools for physicians, from initial screening and diagnosis, through therapeutic decision-making and monitoring of patient progression. Our products support providers in the delivery of care for a broad spectrum of clinical specialties, including oncology, cardiology, neurology, nuclear medicine, orthopedics, women’s health, pediatrics, and surgery.
Our Imaging portfolio is comprised of six product lines and associated service capabilities: Molecular Imaging, Computed Tomography, Magnetic Resonance, Image-Guided Therapies, Women’s Health, and X-ray. We manage our Molecular Imaging and Computed Tomography product lines together (“MI/CT”) and our Women’s Health and X-ray product lines together (“WH/XR”).

•Molecular imaging (“MI”) enables the visualization, characterization, and quantification of functional processes taking place at the cellular and subcellular levels within patients. The images produced by MI systems allow clinicians to study the cellular and molecular pathways and mechanisms of disease in patients. We offer a complete MI solution from cyclotrons, chemistry synthesis, positron emission tomography (“PET”), computed tomography (“PET/CT”), PET/MR, and nuclear medicine to advanced digital solutions. Our Molecular Imaging team works closely with the PDx segment and their innovations and collaborations with pharmaceutical companies.
•Computed tomography (“CT”) scans render 3D anatomical images of structures, such as bone, soft tissue, and air cavities using an X-ray tube that rotates around a patient. The images are used in a wide variety of applications, including the detection of tumors or lesions, blocked blood vessels in the brain, abnormal heart conditions, complex bone fractures, and internal injuries from trauma. Our comprehensive Computed Tomography portfolio includes multi-purpose and specialty scanners.

•Magnetic resonance (“MR”) is a non-invasive imaging technology that produces detailed anatomical images of almost every internal structure in the human body, such as the brain, spinal cord, heart, breast, kidneys, muscles, ligaments, and tendons. MR can also be used for functional imaging, and it is well-suited for disease detection, diagnosis, and treatment monitoring of a variety of conditions, including stroke, cancer, trauma, aneurysm, multiple sclerosis, cardiomyopathy, and congenital disorders. Our Magnetic Resonance portfolio includes scanners for a range of clinical capabilities through different bore sizes, magnetic field strengths, and scalable platforms.
•Our Image-Guided Therapies business provides technologies that assist clinicians and surgeons during open surgeries and minimally-invasive endovascular procedures. Intraoperative imaging systems are used to visualize procedures that involve implants and devices, such as stents, balloons, pacemakers, and artificial joints. Our Image-Guided Therapies business includes two business lines: interventional systems and surgery systems. Our interventional systems are comprised of a broad portfolio of products that provide real-time advanced X-ray imaging and integrate with other imaging and diagnostic technologies that support clinicians in planning, guiding, and assessing minimally-invasive procedures. Our surgical systems are comprised of a broad portfolio of mobile surgical C-arms that meet the varying clinical and environmental needs for surgical imaging around the world.
•Women’s Health products use X-ray technology to help clinicians screen for and diagnose breast cancer as well as bone and metabolic diseases in women. The product portfolio includes imaging and biopsy positioning systems designed to image the breast and dual energy X-ray absorptiometry scanners designed to image bones with low mineral density.
•X-ray systems are used by clinicians to perform first-line diagnostic imaging examinations of anatomical structures in the body, such as bones, lungs, and the gastrointestinal tract. Our X-ray product portfolio includes systems for three distinct clinical situations: fixed room radiography products installed in hospitals and imaging centers; mobile radiography products used for bedside or other point-of-care imaging needs; and fluoroscopy products installed in hospitals for dynamic or “moving” X-ray imaging in applications like gastrointestinal examinations.

We also offer a suite of software and applications that help radiology teams improve productivity, address staff shortages, and deliver better patient outcomes. These software solutions and applications are upgradable through the lifecycle of the equipment and are especially beneficial for multi-site, multi-disciplinary networks that have complex operations. We also offer Picture Archiving and Communication Systems and Radiological Information Systems to manage the storage and reporting of radiology images.

In addition to our core products, digital solutions, and service offerings, we provide complementary enterprise solutions, such as education and training and data integration services. Our broad enterprise solutions used along the imaging continuum enable us to drive connectivity across healthcare systems and throughout the product lifecycle.

ULTRASOUND.
GE HealthCare is a global leader in ultrasound medical devices and solutions with a broad portfolio that spans the continuum of care, including screening, diagnosis, treatment, and monitoring of certain diseases. Our Ultrasound business’ focus is on designing solutions that are aligned by specialties or care areas for specific clinical workflows to better serve the unique needs of our customers and improve patient outcomes, while lowering the overall cost of care. We continue to deliver innovative ultrasound probes, consoles, and digital and AI solutions that increase diagnostic accuracy and simplify clinical and operational workflows.

Our Ultrasound equipment portfolio, digital and AI solutions, and associated service capabilities serve customers across five clinical areas: Radiology and Primary Care, Women’s Health, Cardiovascular, Point of Care and Handheld, and Surgical Visualization and Guidance:

•Radiology and Primary Care Ultrasound is comprised of systems that produce images to support precise diagnoses and treatment across the whole body, including liver, thyroid, renal, breast, vascular, and transcranial applications. Our systems combine high image quality with comprehensive clinical tools, including measurement quantification, workflow automation, cross-modality networking, portability, and cloud-based technologies.
•Women’s Health Ultrasound is comprised of obstetrics, gynecology, assisted reproductive medicine, and supplemental breast cancer screening. These care areas require specially-designed ultrasound products that account for patient comfort and workflow constraints to enable practitioners to provide higher-quality screening, exams, and procedural care.
•Cardiovascular Ultrasound is used in the diagnosis, treatment, and monitoring of patients with suspected or known heart disease. Diagnostic exams assess the structure and function of the heart. Our Ultrasound solutions are also used for guidance during interventional, electrophysiology, and surgical procedures.
•Point of Care and Handheld Ultrasound technologies are portable devices that produce high-quality images, whether in a hospital, ambulance, or remote geographic location. Clinicians use our Point of Care and Handheld Ultrasound devices to diagnose, monitor, and treat patients’ conditions throughout various care pathways to help improve outcomes while also reducing procedure time and required resources. Our portfolio contains consoles, laptops, and handheld devices.

•Our suite of Surgical Visualization and Guidance products helps surgeons visualize anatomy and lesions, guide interventions, and navigate inside the human body. Intraoperative imaging expands the use of ultrasound beyond diagnostics by providing real-time information throughout surgical procedures that can be used to confirm or amend surgical plans, monitor progress, and validate the execution of a procedure.

Each clinical area is supported with our digital and AI Ultrasound solutions that are designed to deliver optimal, simplified, and scalable clinical and operational workflows. They are designed to increase efficiencies that support higher scan volume and billing opportunities by: providing AI-guided ultrasound to help experienced to novice clinicians acquire quality diagnostic images; eliminating keystrokes to shorten exam time; and providing clinical decision support tools. Clinicians are further supported by our broad probe portfolio which includes specialized probes for surgical intervention and transesophageal procedures. Our equipment, digital, and AI solutions are complemented by service offerings that are highly regionalized according to local requirements, varying customer needs, and cross-modality service strategies.

PATIENT CARE SOLUTIONS.
The Patient Care Solutions business is a leading global provider of medical devices, consumables, services, and digital solutions that acquire and transform complex clinical data into real-time visualization and clinical decision support to ease the way to more confident patient care and improve patient outcomes. Our devices, digital solutions, and service solutions form a broad and integrated portfolio that support patient care needs and care teams within and beyond most acute healthcare environments.

Our portfolio is comprised of Patient Monitoring, Anesthesia Delivery and Respiratory Care, Diagnostic Cardiology, Maternal Infant Care, and Consumables and Services connected by and differentiated with our digital solutions.

•Our flexible Patient Monitoring solutions enable clinicians to flex care based on a patient’s acuity and across all the acute care continuum. Our portfolio ranges from spot-check to continuous patient monitoring, including comprehensive multi-parameter monitors; central stations; continuous, wearable, and mobile monitors; transport monitors; cardiac telemetry solutions; spot-check monitors; and visualization, alarm distribution, and care team collaboration solutions. Our Patient Monitoring business includes proprietary parameters and complementary consumables as well as original equipment manufacturer (“OEM”) parameters that are integrated into our monitoring fleet, of which a significant portion represents recurring revenue streams.
•Anesthesia and Respiratory Care products offer life support solutions via ventilation technology. Products in our Anesthesia portfolio are used by anesthesiologists and nurse anesthetists to ventilate and deliver general anesthetic drugs to patients during surgeries. Our products are installed in many operating rooms, non-operating room anesthesia environments and ambulatory surgical centers across the world. Our respiratory devices are designed to ventilate critically ill patients, generally in ICUs.
•In Diagnostic Cardiology, we offer electrocardiogram (“ECG” or “EKG”) solutions, that are usually the first diagnostic tool to detect cardiovascular disease, a leading cause of death across the world. We provide resting ECG devices, stress ECG devices, and ECG management digital solutions, including interpretation algorithms. Our ECG ecosystem obtains, interprets, and stores ECGs captured from devices in both hospital and home settings, supporting patients and clinicians along the continuum of care for cardiology.
•Our Maternal Infant Care products are used in the labor and delivery department to monitor important maternal and fetal parameters, and in neonatal intensive care to assist in critical care for newborns. Our product portfolio includes neonatal incubators, infant warmers, resuscitation devices, phototherapy equipment, maternal and fetal monitors, and digital offerings, such as maternal and fetal heart rate surveillance software. Our products have added innovation in design, including integrated scales, hands-free alarm silencing, angled radiant heating, and thermoregulation.
•Our Consumables and Services portfolio consists of approximately 1,000 consumables that are used primarily with our monitoring solutions patient parameters, such as blood pressure, ECG, pulse, temperature, respiratory rate, blood oxygen level, and brain activity, and are used throughout the hospital. Our service offerings are flexible and can range from preventative maintenance to comprehensive, onsite biomedical service engineering contracts. Both our consumables and services provide our customers with ongoing clinical impact and protect their capital investment while providing us with recurring revenue streams.

The Patient Care Solutions portfolio also includes digital solutions that provide timely and accurate clinical decision support in acute and other care settings, simplifying clinical and operational workflows to drive efficiencies and improving delivery of precision medicine and patient outcomes. These solutions aggregate and integrate clinical data from various devices across care settings in real time and simplify visualization to guide clinical and operational decisions, enabling efficient care team collaboration, virtually. These solutions are interoperable and vendor-agnostic to integrate with customer environments in a multi-vendor setting and provide a recurring revenue stream.

Our broad product and digital solution portfolio is complemented by a comprehensive suite of service offerings, including parts, labor, and training, as well as emerging data, analytics, and networking solutions to aid our customers in improving uptime and efficiency of their medical technology fleets.

PHARMACEUTICAL DIAGNOSTICS.

GE HealthCare is a leading supplier of diagnostic agents to the global radiology and nuclear medicine industry. These diagnostic agents help clinicians assess patients to enable more precise diagnoses and better therapy selection. We distribute products globally, providing on-time delivery of quality products that help meet patient and procedural needs across a multitude of modalities. PDx’s diagnostic agents are complementary to the imaging and ultrasound devices we offer, including CT, angiography and X-ray, MR, single-photon emission computed tomography (“SPECT”) and PET, and are also compatible with systems from other equipment vendors.

PDx operates within a strictly regulated industry with unique operational needs. Diagnostic agents require a sophisticated supply chain for manufacturing, supported by a global infrastructure of commercial, marketing, medical affairs, market access, application, regulatory, and pharmacovigilance teams that help monitor products. Customers require timely and reliable supply of diagnostic agents as shortages or delays can be highly disruptive to workflows and even cause exam cancellations.

Our PDx business is comprised of two business lines: Contrast Media and Molecular Imaging.

•Contrast media are pharmaceuticals that are administered to a patient prior to certain diagnostic scans in order to increase the visibility of tissues or structures during imaging exams. Contrast media increase the diagnostic value of imaging and can be critical in the visualization of small or nuanced areas of diagnostic interest, such as cancer lesions or vascular structures, and to plan medical interventions, such as angioplasties, biopsies, or radiation therapy. We offer contrast media to three imaging modality groups: (1) CT, angiography, and X-ray, (2) MR, and (3) Ultrasound. Our Contrast Media business also includes contrast injection devices that are automated devices used to monitor and control the injection of contrast into patients, providing valuable productivity benefits in the imaging suite. We offer contrast injectors through collaborations with third-party original equipment manufacturers.
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

Our strong portfolio of diagnostic agents and advanced global supply chain, combined with our imaging, cyclotron, and advanced visualization software, positions our Company to grow in existing markets as well as emerging adjacencies.

ACQUISITIONS

Our business strategy includes the acquisition of technologies and businesses that expand or complement our existing business. Refer to Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for information about our acquisitions.

RESEARCH AND DEVELOPMENT ACTIVITIES

Our research and development (“R&D”) efforts focus on creating new products and solutions, developing new applications for products, and enhancing our existing products to help improve outcomes for customers and their patients. We employ approximately 10,300 engineers and scientists worldwide, including hardware, systems, and software engineers and personnel focused on clinical research. We engage in and sponsor clinical research and product development through collaborations with universities, medical centers, and other organizations. We occasionally enter into agreements with third parties related to collaboration on R&D activities associated with the development of new or innovative products. See Note 18, “Supplemental Financial Information” for further information.

INTELLECTUAL PROPERTY

We have a substantial portfolio of IP. We rely on a combination of patent, design, utility model, trademark, copyright, trade secret and regulatory exclusivity period protections, as well as confidentiality agreements to protect our IP. Our IP team collaborates with our R&D and product teams to develop product-line-focused IP strategies and secure IP rights as appropriate. We generally file patent applications in the United States and foreign countries that have strong technology patent protections. We also license from third parties a variety of IP that complements our internal R&D efforts and our product offerings. While, in aggregate, our patents and other IP are vital to our operations, we do not consider any single IP asset or group of assets to be of material importance to any segment or to the business as a whole; rather, we believe understanding our customers’ needs, technology expertise, and manufacturing know-how are critical for our business.

We rely on confidentiality agreements with colleagues, contractors, consultants, and third parties to help protect our trade secrets, proprietary technology, and other confidential information. We also monitor development and commercialization activities of third parties so our IP rights are not infringed upon. In addition, we make infrastructure investments to secure our IP assets and conduct audits to assess the effectiveness of our IP protection program.

We believe that invention leads to value for our customers and stakeholders, and that a culture of innovation across GE HealthCare is a core element of our business.

As part of the Spin-Off from GE, we secured IP specific to our business, and GE granted us a license to use other IP required for our business of which GE retained ownership. We also entered into a long-term trademark license with GE that enables GE HealthCare to continue building upon our brand.

COMPETITORS

The global medical technology industry is highly competitive and comprised of global and regional participants of all sizes that can vary by product line. Because of the diversity of our products and offerings, we face a wide variety of competitors, including a broad range of manufacturers, third-party distributors, and service providers. In the industries we serve, we believe our primary global competitors include Siemens Healthineers, Philips Healthcare, Canon, Mindray, and United Imaging, among others. In our PDx business segment, we primarily compete with Bayer, Bracco, Guerbet, Lantheus, and Curium.

While key competitive factors and trends vary among our segments, these typically include value, quality and performance, safety, delivery speed, service and support, technology and innovation, software offering, and brand reputation. For a further discussion of risks related to competition, please refer to Item 1A. “Risk Factors.”

HUMAN CAPITAL

We are a purpose-driven global workforce of approximately 51,000 colleagues with a significant average tenure reflecting a strong, engaged culture. Our colleagues are committed to serving our customers and enabling them to provide the highest quality patient care. Our values emphasize safety for patients, customers, and colleagues; servant leadership with unyielding integrity; and fostering an inclusive culture and diverse team with a mission to deliver precision care innovation. We monitor our human capital priorities throughout the year, including as a part of our monthly business operating reviews. Our senior leadership is a diverse and global team of industry veterans with the skills and expertise required to lead a large, publicly listed medical technology, pharmaceutical diagnostics, and digital solutions company. We embrace a diverse workplace where every voice makes a difference and every difference builds a healthier world.

Below are our human capital priorities:
•Protect the health and safety of our workforce: Safety is integrated into everything we do, from manufacturing to installation, operation, and service. We are committed to prioritizing safety over delivery and cost. We have established and maintain health and safety standard protocols across our businesses that are designed to align with regulatory requirements, industry practices, and company values. Our efforts extend to promoting the mental and emotional health and wellness of our workforce.

•Transform our culture: Our senior management team is leading our company through a transformational period having completed the Spin-Off in January 2023 and now executing on our next phase of growth. We have aligned the organization around Cultural Operating Principles, which represent a shared understanding of how we expect colleagues to work with each other and interact with stakeholders to enable our growth strategy, deliver on our purpose, and create value for our colleagues, customers, patients, shareholders, and communities. These Cultural Operating Principles are:
•Serve our people, patients, and customers;
•Lead with a lean mindset;
•Empower entrepreneurial spirit;
•Deliver the future of healthcare; and
•Win together and have fun.

•Attract, develop, and cultivate our talent: GE HealthCare’s approach to talent management is to cultivate strong individual and company performance. A key pillar of our talent strategy is senior management-led annual organization and talent reviews focused on critical roles, succession plans, and talent development. Learning and the professional development of our colleagues continue to be foundational priorities for the organization as a whole.

•Retain, motivate, and reward our talent: GE HealthCare’s approach to total rewards is underpinned by a philosophy designed to provide programs that attract, retain, and motivate our people to fulfill our purpose to create a world where healthcare has no limits. Our philosophy is further supported by four principles that guide the total rewards we provide, which are:
•Business-focused and differentiated by performance;
•Ownership-oriented;
•Competitive, motivating, and fair; and
•Simple and transparent.

•Promote inclusion and diversity across the enterprise: We believe in the value of each person’s unique identity, background, and experiences. We are committed to fostering an inclusive culture in which all colleagues feel empowered to do their best work because they feel accepted, respected, and a sense of belonging.

We have approximately 16,700 colleagues in the United States and approximately 7,300 colleagues in China, our next largest geography. We have approximately 1,000 union-represented manufacturing colleagues in the United States, approximately 700 of whom are covered by four-year collective bargaining agreements that were ratified in 2023 and expire in June 2027. GE HealthCare’s relationship with employee-representative organizations outside the United States takes many forms, including in Europe where GE HealthCare engages the representative bodies for colleagues, such as works councils and trade unions, in accordance with local law. We strive to unlock the ambition of all our people so they can innovate, grow, and reach their full potential. Our well-established colleague development strategy allows us to attract and retain innovative leaders, which is instrumental to our long-term success.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE

GE HealthCare is committed to delivering products and solutions that build a healthier and more sustainable world for this and future generations. We have an ESG program and governance structure that is aligned with our business strategy, the priorities of our stakeholders, our goals and ambitions, and our need to adapt to changes in societal, environmental, and regulatory expectations.
The Board of Directors oversees management’s establishment and execution of corporate strategy, along with our ESG program and activities. Our Enterprise Stewardship Program Committee, a committee of our management team, works in partnership with all segments, regions, and functions to support GE HealthCare’s ongoing goals in connection with environmental stewardship, corporate social responsibility, human capital, governance, and sustainability. It proactively identifies, assesses, and responds to risks and opportunities that could impact the company’s business and operations, and has begun implementing GE HealthCare’s ESG strategy, including priorities, initiatives, goals, and disclosures, while maintaining transparent and open communication with stakeholders.

We have five focus areas that build upon our long-standing commitments to innovation, product quality, and integrity. They are:
•Expanding access to healthcare;
•Promoting inclusion and diversity across the enterprise;
•Mitigating our climate impact and improving resiliency;
•Advancing the circular economy and environmental design; and
•Protecting patient data and cybersecurity

More information on our ESG program can be found in our annual Sustainability Report available on our website (which is not incorporated by reference herein).

SALES AND DISTRIBUTION MODEL

GE HealthCare deploys a global multi-channel commercial model consisting of approximately 9,900 sales professionals and a network of approximately 5,000 indirect third-party partners. Our reach into top hospitals and health systems is evidenced by our long-standing collaborations with leading institutions around the world. Our commercial model is organized according to the needs of our customers and includes global and regional marketing, regional inside sales teams, field-based sales teams, and sales agents and distributors. Our equipment sales representatives partner closely with their service sales counterparts to position both equipment contracts and long-term maintenance agreements along with system upgrades and software as a service (“SaaS”) agreements. We complement our direct and indirect sales channels with end-to-end virtual sales teams. Our direct and indirect channel mix helps us expand our market coverage, increase customer satisfaction, and win more business in broad geographies and emerging markets. In developed markets, we supplement our commercial model with strategic account executive and collaboration teams that bring the depth and breadth of our overall portfolio to the senior leadership of our top customers to deliver long-term commercial collaborations, which can be tied to specific outcomes.

GLOBAL INTEGRATED SUPPLY CHAIN, SOURCING, AND LOGISTICS

Our sourcing, production, and distribution network is managed globally while our products are manufactured at and distributed by facilities serving specific regions. We believe our global scale, complemented by local focus, allows us to provide our customers with improved supply chain security, reduced costs, and compliance with regional or national trade and marketing requirements. We have manufacturing, assembly, and pharmaceutical production in 43 facilities across 17 countries. We use globally managed and coordinated quality assurance programs across our manufacturing and distribution facilities, and we regularly inspect and audit our sites. We hold our suppliers to the same rigorous operating standards.

REGULATION

The development, manufacturing, marketing, sale, promotion, and distribution of medical devices and pharmaceutical products are subject to stringent government regulation globally. We commit extensive resources to maintain compliance with these regulations.

The U.S., European Union (“EU”), and China are our most significant regions based on revenue and the regulatory landscape within these regions. Sales of medical devices and pharmaceuticals outside of these regions are subject to requirements that vary from country to country. Our ability to market and sell our products globally depends upon our compliance with the laws and regulations in each jurisdiction. This requires, among other things, receiving specific marketing authorization from the appropriate regulatory authorities, and maintaining our Quality Management System, which is compliant with the applicable local regulatory requirements, and ISO 13485 certification that is recognized by many regulators. Complying with requirements imposed on our products and business is an ongoing process as we introduce additional products and/or product modifications and seek to comply with changing legal and regulatory requirements. The time required to obtain authorization to market and sell products varies by country. The ability to comply with global post-market requirements requires extensive and ongoing resources.

The International Medical Device Regulators Forum, which includes a number of country regulators, has implemented a global approach to auditing medical device manufacturers. The Medical Device Single Audit Program (“MDSAP”) provides for a single annual audit of a medical device manufacturer by a MDSAP-recognized auditing organization to satisfy the requirements of ISO 13485 and the regulatory requirements of the authorities that participate in MDSAP (currently the U.S., Canada, Australia, Brazil, and Japan). While the U.S. Food and Drug Administration (“FDA”) accepts MDSAP audit reports as a substitute for routine agency inspections, it considers the following types of inspections to fall outside the scope of MDSAP: for-cause or compliance follow-up inspections; pre-approval or post-approval inspections; and inspections to assess compliance with Electronic Product and Radiation Control regulations, which apply to Molecular Imaging, X-ray, Women’s Health, Interventional, and Surgery products.

UNITED STATES OF AMERICA.

Food and Drug Law
Under the Food, Drug, and Cosmetic Act (“FDCA”), we must comply with regulations governing the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, servicing, and marketing of medical products, including medical devices and pharmaceuticals. U.S. FDA product approvals and clearances may be withdrawn or suspended if compliance with regulations is not maintained or if product issues are discovered. Some of our products are also subject to the Radiation Control for Health and Safety Act and the Electronic Product and Radiation Control Regulations, administered by the FDA, which imposes performance standards, record keeping, reporting, product testing, and product labeling requirements on radiation-emitting electronic products, such as X-ray devices. We must also comply with the Mammography Quality Standards Act for our mammography products. Further, clinical studies of medical devices and pharmaceuticals are subject to regulation and inspection. In addition, we are subject to applicable laws and regulations of state and local authorities.

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

For all our medical devices, we must comply with the FDA’s requirements governing, among other things, device site registration and listing, labeling, post-market record keeping and reporting, and the Quality System Regulation. These requirements are detailed, comprehensive, and require extensive investment and resources to comply with legal and regulatory requirements.

Pharmaceutical Products
Our pharmaceutical products are subject to the FDA’s pre-market approval process. The pharmaceutical product development and approval process typically begins with extensive pre-clinical R&D, followed by approval of an Investigational New Drug (“IND”), and then, upon successful completion of several phases of clinical trials, the filing and request for FDA approval of a New Drug Application. We also are subject to the FDA’s requirements, including drug establishment registration and listing, labeling and advertising, and current Good Manufacturing Practice (“cGMP”) regulations, which set forth minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packing pharmaceutical products. Post-approval, we must maintain and submit to the FDA reports of product quality defects and adverse events. The FDA’s generic drug program requires filing of an Abbreviated New Drug Application for a generic drug application that does not include preclinical or clinical data to establish safety and effectiveness, but must demonstrate equivalency to the innovator drug.

EUROPEAN UNION.

Devices
There is no pre-market approval of medical devices in the EU. All new medical devices placed on the market or put into service in the EU must be compliant with and meet the requirements of the Medical Device Regulation, which was implemented on May 26, 2021. Devices that conform to these requirements can be affixed with a CE marking and commercialized throughout the European Economic Area (“EEA”) and in Switzerland. Prior to affixing a CE marking, manufacturers must demonstrate that their products comply with minimum standards of performance, safety, and quality, through a conformity assessment procedure that depends on the product’s classification. The classification of a medical device is determined by its intended purpose. Devices are classified from lowest to highest, as either Class I, IIa, IIb, or III. Classification is dependent on a variety of factors, including duration of use, whether the device is invasive or non-invasive, and whether the device is considered “active.” The competent authorities of the EU countries are responsible for regulating clinical investigations of medical devices and post-market surveillance of devices once they are placed on the market.

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

Among the most relevant and material to our business, based on the volume and sensitivity of the data at issue, are: the U.S. Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information and Technology for Economic and Clinical Health Act (collectively “HIPAA”); the EU General Data Protection Regulation (Regulation (EU) 2016/679) (“GDPR”), similar U.K. legislation resulting from the European Union (Withdrawal) Act of 2018 (“U.K. GDPR”), and other EU country-level laws; the Lei Geral de Proteção de Dados Pessoias (“Brazil LGPD”); and the various laws and accompanying regulations in China governing data privacy and cybersecurity (e.g., the Cybersecurity Law of the People’s Republic of China, Personal Information Protection Law (“China PIPL”)). In addition, there are also various U.S. state-level laws (e.g., the California Consumer Privacy Act), country regional laws, and proposed legislation that we monitor for applicability and impact to our business. These laws present a continuing challenge to businesses to structure their data collection, storage, use, and cross-border transmission in a compliant manner.

Many of these laws impose a significant compliance burden on organizations within their scope, and failure to comply can result in a variety of sanctions, including administrative fines for the most serious compliance failures up to 4-5% of a company’s total annual revenue of the preceding fiscal year (e.g., GDPR, U.K. GDPR, China PIPL). While there have been some recent enforcement actions by EU country-level data protection authorities resulting in substantial fines pursuant to GDPR, there remains uncertainty as to how data protection authorities throughout the rest of the globe will choose to interpret and enforce violations of applicable privacy and cybersecurity laws and regulations (e.g., Brazil LGPD, China PIPL). Furthermore, these laws and regulations are continuously evolving, and further clarification in the form of implementing rules, guidelines, and related guidance from the data protection authorities is necessary to paint a full picture of the compliance obligations imposed on businesses within their scope.

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

GLOBAL HEALTHCARE COMPLIANCE.

The marketing, promotion, and sale of medical devices, drugs, and services are regulated by the U.S. Department of Health and Human Services and comparable U.S. state and non-U.S. agencies responsible for reimbursement and regulation of the delivery of healthcare items and services, representing government’s interest in regulating the quality and cost of healthcare. Similar regulations are imposed in many global markets in which we do business. Industry trade associations (such as Advanced Medical Technology Association (“AdvaMed”) and MedTech) increasingly provide guidance on, and compliance with, applicable laws and regulations.

U.S. federal healthcare laws apply when we or our customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally funded healthcare programs, including laws related to kickbacks, false claims, self-referrals, and healthcare fraud and abuse. Similar state false claims, anti-kickback, anti-self-referral, and insurance laws also apply to state-funded Medicaid and other healthcare programs and private third-party payers. Any failure to comply with these laws and regulations could subject us or our officers and colleagues to criminal and civil financial penalties and expose us to civil liability and risk of further enforcement action under the U.S. Anti-Kickback Statute (“AKS”), the False Claims Act (“FCA”), or other healthcare fraud and abuse laws. In addition, as a manufacturer of U.S. FDA-cleared and -approved devices and drugs reimbursable by federal healthcare programs, we are subject to the U.S. federal Physician Payments Sunshine Act (the “Sunshine Act”), which requires us to annually track and report to the federal government certain payments and other transfers of value we make to U.S.-licensed physicians and other healthcare professionals or U.S. teaching hospitals.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies from making corrupt payments to or otherwise engaging in bribery of government officials. These laws apply to many of our customer interactions, as healthcare professionals in other countries are often considered government officials, and in some cases lay out requirements of how to operationalize compliance with the legal requirements. Failure to comply with these laws may expose us to criminal and civil enforcement actions, monetary fines and penalties, and reputational harm.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table presents the names, ages, and positions of our executive officers as of the date of this Annual Report.

Name	Age	Position
Peter J. Arduini	59	President, Chief Executive Officer, and Director
James K. Saccaro	51	Vice President and Chief Financial Officer
Frank R. Jimenez	59	General Counsel and Corporate Secretary
Taha Kass-Hout	52	Chief Science and Technology Officer
Betty D. Larson	48	Chief People Officer
Jan Makela	55	CEO, Imaging
Kevin M. O’Neill	55	CEO, Pharmaceutical Diagnostics
Roland Rott	52	CEO, Ultrasound
Kenneth Stacherski	53	Chief Global Supply Chain and Service Officer
Thomas J. Westrick	55	CEO, Patient Care Solutions

The following are brief biographies describing the backgrounds of our executive officers.

Peter J. Arduini. Mr. Arduini was appointed as our President and Chief Executive Officer in connection with our Spin-Off from GE. He served as the President and Chief Executive Officer of GE’s healthcare business from January 2022 until the Spin-Off. Previously, Mr. Arduini was the President and Chief Executive Officer of Integra LifeSciences (“Integra”), a global medical technologies and solutions company, from January 2012 to December 2021. During his tenure as CEO, the Integra portfolio evolved significantly to a faster growing and more profitable company through multiple acquisitions and a sustainable research and development pipeline. Prior to Integra, Mr. Arduini worked at Baxter Healthcare as President of its Medication Delivery division. Before Baxter Healthcare, he spent 15 years at GE’s healthcare business in a variety of leadership roles in the United States and globally, including leading the Computed Tomography and Molecular Imaging business, Healthcare Services and U.S. sales. Mr. Arduini serves on the boards of the Bristol-Myers Squibb Company (NYSE: BMY), where he serves on the compensation and management development committee and the science and technology committee; AdvaMed, where he serves as Chairman of the board; and the National Italian American Foundation.
James K. Saccaro. Mr. Saccaro has served as our Vice President and Chief Financial Officer since June 2023. Previously, Mr. Saccaro served as the Chief Financial Officer of Baxter International Inc. (NYSE: BAX) (“Baxter”), a multinational healthcare company, starting in 2015. He held a variety of positions of increasing responsibility at Baxter from 2002 through 2013, including Vice President of Financial Planning and Analysis; Vice President of Finance for Baxter’s operations in Europe, the Middle East, and Africa; Vice President of Strategy; and Corporate Vice President and Treasurer. Mr. Saccaro served as Senior Vice President and Chief Financial Officer of Hill-Rom Holdings, Inc. from 2013 to 2014 prior to rejoining Baxter as Special Assistant to the CEO in 2014. Prior to Baxter, he held strategy and business development positions at Clear Channel Communications and The Walt Disney Company.
Frank R. Jimenez. Mr. Jimenez has served as our General Counsel and Corporate Secretary since our Spin-Off from GE. He served as the General Counsel of GE’s healthcare business from February 2022 until the Spin-Off. Previously, Mr. Jimenez served as Vice President, General Counsel and Corporate Secretary of Raytheon Company (and, following Raytheon’s April 2020 merger with United Technologies Corporation, Executive Vice President and General Counsel of Raytheon Technologies Corporation), an aerospace and defense company, from January 2015 to December 2021, as well as Special Advisor to the Chairman and CEO of Raytheon Technologies Corporation from December 2021 to February 2022. In prior corporate positions, Mr. Jimenez served as General Counsel of Bunge Limited, ITT Corporation, and ITT spin-off Xylem Inc. In prior public service positions, Mr. Jimenez served as General Counsel of the Navy, Deputy General Counsel of the U.S. Department of Defense, Principal Deputy General Counsel of the Navy, Chief of Staff at the U.S. Department of Housing and Urban Development, and Deputy Chief of Staff and Acting General Counsel for former Florida Governor Jeb Bush. He was previously a litigation partner at Steel Hector & Davis LLP (now Squire Patton Boggs LLP). Mr. Jimenez serves on the boards of Huntington Ingalls Industries (NYSE: HII) (where he serves on the compensation committee and the governance and policy committee), Equal Justice Works, and the Yale Law School Fund, and on the advisory boards of the Columbia University Mailman School of Public Health, the Yale Law School Center for the Study of Corporate Law, the Yale Law School Tsai Leadership Program, and the National Security Institute of the Antonin Scalia Law School at George Mason University, as well as serving on the University of Miami President’s Council.
Taha Kass-Hout. Dr. Kass-Hout, MD, MS has served as GE HealthCare’s Chief Science and Technology Officer since January 2023, where he leads the Company’s Science and Technology organization, as well as efforts to drive growth through clinical research and the advancement of digital and machine learning capabilities. Prior to his role with GE HealthCare, Dr. Kass-Hout served as Vice President of Machine Learning, Distinguished Engineer and Chief Medical Officer at Amazon from May 2017 to January 2023, where he led the company’s cloud health AI strategy, products, and services, and was a key contributor to Amazon health initiatives, including pharmacy and diagnostics. In 2020, he led teams at Amazon responsible for developing the science, technology, and scale for Amazon’s COVID-19 lab, including Amazon’s first FDA authorization for testing its associates globally – later offered to the public for at-home testing. Dr. Kass-Hout also served as the FDA’s first Chief Health Informatics Officer from 2013 to 2016, leading the U.S. President’s precision medicine initiative, precisionFDA.

Betty D. Larson. Ms. Larson has served as the Chief People Officer of GE HealthCare since the Spin-Off. She served as the Chief People Officer of GE’s healthcare business from February 2022 until the Spin-Off. Previously, she was EVP and Chief Human Resources Officer at Becton, Dickinson and Company (“BD”), a global medical technology company, responsible for HR, Communications and Social Investing from June 2018 to February 2022. Prior to that role, Ms. Larson served starting in September 2014 as Chief Human Resources Officer for C.R. Bard, Inc., a leading medical technology company in the fields of vascular, urology, and surgical specialty products, which was acquired by BD in 2017. She started her career at Baxter International, where she held a variety of leadership roles during her 16-year tenure. Ms. Larson currently serves on the Board of Directors of Fortrea Holdings Inc. (where she serves on the nominating, corporate governance and compliance committee and the management development and compensation committee) and Baxter Credit Union. She previously served on the Board of Directors of the Overlook Hospital Foundation, Summit Speech School, and the United Way of Lake County.

Jan Makela. Mr. Makela has served as our Chief Executive Officer, Imaging since the Spin-Off. He served as Chief Executive Officer, Imaging of GE’s healthcare business from February 2020 until the Spin-Off. Mr. Makela previously served as President and CEO, Global Services of GE’s healthcare business from December 2017 to February 2020, where he oversaw the global development and execution of service solutions and operations. From 2013 to 2017, Mr. Makela worked in the Life Sciences division of GE’s healthcare business as the General Manager, initially as General Manager of the Core Imaging business, now called PDx, and from 2015 as General Manager of the BioProcess business. From 2010 to 2013, he served as Chief Operations Officer for the European region. Mr. Makela joined GE Corporate in 2000 and moved to GE’s healthcare business in 2007 to lead the Diagnostic Imaging Services division across Northern Europe. Mr. Makela began his career in engineering and production management with M&M/Mars Inc., followed by leadership roles at A.T. Kearney management consultants before joining GE.

Kevin M. O’Neill. Mr. O’Neill has served as our Chief Executive Officer, Pharmaceutical Diagnostics since the Spin-Off. He served as as Chief Executive Officer, Pharmaceutical Diagnostics of GE’s healthcare business from July 2017 until the Spin-Off. Mr. O’Neill has also served as President and CEO, GE Ireland and U.K., since 2018. Prior to that, he was the Chief Financial Officer of the Life Sciences division of GE’s healthcare business starting in August 2013. Mr. O’Neill has over 20 years of experience with GE, beginning in the Energy services business in the U.K. and U.S. This was followed by a series of CFO roles in GE’s healthcare business, including in the Life Sciences, Supply Chain, Western Europe, and the PDx business. Prior to joining GE, Mr. O’Neill was Financial Controller for Eurostar, the European high-speed train operator.

Roland Rott. Mr. Rott has served as our Chief Executive Officer, Ultrasound since the Spin-Off. He served as Chief Executive Officer, Ultrasound of GE’s healthcare business from April 2021 until the Spin-Off. Mr. Rott joined GE’s healthcare business in 2011 and has held several leadership roles including in the global Women’s Health Ultrasound and Ultrasound IT segments as well as Maternal Infant Care. Before joining GE, Mr. Rott was Managing Director, Europe, the Middle East, and Africa and Asia Pacific, and Executive Board Member of the then Euronext listed ERP Software group Exact Holding, Netherlands. In his early career, he had an entrepreneurial start, founding and successfully exiting two software companies in Austria.

Kenneth Stacherski. Mr. Stacherski has served as the Chief Global Supply Chain and Service Officer of GE HealthCare since the Spin-Off. He served as the Chief Global Supply Chain and Service Officer of GE’s healthcare business from October 2022 until the Spin-Off. Previously, from July 2021 to October 2022 he served as the Chief Operations Officer of Array Technologies, a solar tracking company, where he led the company’s global integrated supply chain strategy including procurement, manufacturing, operations, logistics, planning, quality and business systems. Before joining Array Technologies, Mr. Stacherski served for over ten years in various leadership roles with Honeywell, a diversified technology and manufacturing company, including Vice President of Integrated Supply Chain from October 2019 to June 2021; Vice President of Enterprise Digital Transformation from November 2018 to October 2019; Vice President of Portfolio Transformation from October 2017 to October 2018; Vice President and General Manager of Honeywell UOP from April 2016 to October 2017; Vice President of Procurement, Logistics, and Trade Compliance from May 2013 to April 2016; and Global Director of Integrated Supply Chain from June 2011 to May 2013. Prior to Honeywell, he acted as President and Chief Operating Officer of Composite Technologies Corporation and spent 13 years at Ford Motor Company.

Thomas J. Westrick. Mr. Westrick has served as our Chief Executive Officer, Patient Care Solutions since the Spin-Off. He served as Chief Executive Officer, Patient Care Solutions of GE’s healthcare business from September 2020 until the Spin-Off. Previously, he led the Global Quality, Medical, Regulatory Affairs and Global Research organization for GE’s healthcare business from January 2016 to September 2020. Mr. Westrick joined GE’s healthcare business in 2003 as Global Controller and Chief Accounting Officer. He was also named Chief Risk Officer in 2010 and was responsible for leading a comprehensive enterprise risk management program. Prior to joining GE’s healthcare business, Mr. Westrick spent 13 years in public accounting with Arthur Andersen LLP and Deloitte & Touche LLP in the audit and consulting practice serving a variety of complex global companies. He currently serves on the Dean’s Advisory Board for the Wisconsin School of Business.

ETHICS AND GOVERNANCE

We have adopted The Spirit & The Letter (GE HealthCare’s code of conduct), which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Our code of ethics is available free of charge on our website, gehealthcare.com, and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, GE HealthCare Technologies Inc., 500 W. Monroe Street, Chicago, IL 60661. We will disclose any waiver we grant to an executive officer or director under our code of ethics, or certain amendments to the code of ethics, on our website.

In addition, we have adopted Governance Principles and charters for each of the three standing committees of our Board of Directors (the “Board”). All of these materials are available on our web site, gehealthcare.com, and will be provided free of charge to any shareholder requesting a copy by writing to: Corporate Secretary, GE HealthCare Technologies Inc., 500 W. Monroe Street, Chicago, IL 60661.

ADDITIONAL INFORMATION ABOUT GE HEALTHCARE

GE HealthCare’s Internet address is gehealthcare.com, and our Investor Relations website is investor.gehealthcare.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, without charge, on our website, as soon as reasonably practicable after they are filed electronically with the SEC. Reports filed with the SEC may be viewed at sec.gov. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

ITEM 1A. RISK FACTORS

SUMMARY OF RISK FACTORS.

An investment in our company is subject to a number of risks. These risks relate to our business, the healthcare industry, data privacy, laws and regulations, financing and capital markets activities, our Spin-Off from GE, our common stock, and the securities market. Any of these risks and other risks could materially and adversely affect our business, results of operations, cash flows, and financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. Some of the more significant challenges and risks we face include the following:

•We operate in highly competitive markets, competition may increase in the future, and our industry may be disrupted, requiring us to lower prices or resulting in a loss of market share.

•Our business dealings involve third-party partners in various markets, and the actions or inactions of these third parties could adversely affect our business.

•Our inability to successfully complete strategic transactions could adversely affect our business.

•Our inability to manage our supply chain or obtain supplies of components or raw materials has restricted, and could continue to restrict, the manufacturing of products, cause delays in delivery, or significantly increase our costs.

•Any interruption in the operations of our manufacturing facilities, or our suppliers’ or customers’ facilities, may impair our ability to deliver products or provide services.

•We rely on third parties to help perform logistics, transportation, shipping, warehousing, and services functions on our behalf, and disruptions at these third-party providers could adversely affect our business.

•We have significant postretirement benefit liabilities, including pension, healthcare, and life insurance benefits obligations, and the actual costs and related cash flows of these obligations are uncertain and could exceed current estimates.

•If we are unable to attract or retain key personnel and qualified employees or maintain relations with our employees, unions, and other employee representatives it could adversely affect our business.

•Public health crises, epidemics, and pandemics, such as the COVID-19 pandemic, have had and in the future may have a material adverse impact on our business, as well as on the operations and financial performance of some of the customers and suppliers in industries that we serve.

•Our research and development efforts may not succeed in developing commercially successful products and technologies, which could adversely affect our business.

•We may be unable to obtain, maintain, protect, or effectively enforce our IP rights.

•Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business.

•We are subject to stringent privacy laws and information security policies and regulations.

•Our increasing focus on and investment in cloud, edge, AI, and software offerings present risks to our business.

•Failure to comply with the FCPA and similar anti-corruption and anti-bribery laws globally has resulted and could continue to result in civil or criminal sanctions and adversely affect our business.

•We are subject to anti-kickback and false claims laws, and failure to comply with these laws could adversely affect our business.

•We are subject to antitrust and competition laws that can result in sanctions and conditions on the way we conduct our business.

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

•We may become involved in litigation, arbitration, and governmental proceedings, including those stemming from third-party conduct beyond our control.

•Global geopolitical and economic instability, as well as continuing uncertainties and challenging conditions in regional economies, could adversely affect our business.

•Our business operations are subject to extensive laws and regulations, and any changes thereto or violations thereof could have a material adverse effect on our business.

•Increasing attention to ESG matters, including environmental, health, and safety (“EH&S”) matters, may impose additional costs on our business and expose us to new risks.

•Our level of indebtedness, as well as our general ability to comply with covenants under our debt instruments, could adversely affect our business, results of operations, cash flows, and financial condition.

•Substantial sales of our common stock, including the disposition by GE of our shares of common stock that it retained after our Spin-Off, could cause our stock price to decline or be volatile.

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

Healthcare markets are characterized by rapidly evolving technology, frequent introduction of new products, intense competition, and pricing pressures. We face substantial competition from international and domestic companies of all sizes; these competitors often differ across our businesses. Competition is primarily focused on cost effectiveness, price, service, product performance, and technological innovation. Our ability to compete successfully may be adversely affected by factors such as:

•the introduction of new or more affordable products or product enhancements by competitors, including products that could substitute for our products;

•the development of new technology, the application of known or unknown technology, advances in medicine, or new developments in the treatment or diagnosis of disease that transform our industry or render a product line obsolete;

•competitors responding more quickly or effectively to new technology, or changes in customer requirements and industry trends;

•a failure to satisfy local market conditions and regulations, such as mandatory IP transfers, protectionist measures, and other government policies supporting increased local competition;

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

•the strengthening of independent service organizations (“ISOs”) and companies specializing in one or more of our operating segments or offerings;

•a failure to successfully enter new geographic or adjacent product markets;

•a failure to acquire or effectively integrate businesses and technologies that complement or expand our existing businesses;

•changing regulatory standards, legal requirements, or enforcement rigor; or

•consolidation among customers, suppliers, channel partners, or competitors.

The implementation of localization requirements and other government policies in certain geographies, driven by support of local industry, security of supply, and incentives for technological breakthroughs, could negatively affect our market share, business results, cash flows, and financial condition. As an example, the Chinese government has instituted policies in the last several years that are favorable to locally-based manufacturers and that may have an adverse effect on our business, operations, or financial results.

Our service organization allows us to deliver service offerings through an extensive network of field service engineers, global repair centers, and customer service centers. Increased competition from ISOs (“third-party” entities that specialize in the repair and maintenance of medical devices produced by OEMs, including us) and evolving regulatory and legislative policies could adversely impact our business and results of operations by driving down quality and price levels for services and repairs. In the United States and Europe, ISOs continue to seek access to OEM service tools, parts, documents, software updates, and training. Specifically, in 2021, the Librarian of Congress in the United States authorized a copyright act exemption that allows unregulated third-party repair companies to circumvent OEM copyright protections on software in its medical imaging device or system if circumvention is necessary to diagnose, maintain, or repair such device or system.

Our inability to obtain and maintain regulatory authorizations for and supply commercial quantities of our offerings as quickly and effectively as our competitors could limit market acceptance. Furthermore, our markets are continually evolving and thus revenues and income are difficult to forecast. Any of these competitive factors could adversely affect our pricing, margins, and market share and have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Our business dealings involve third-party partners in various markets, and the actions or inactions of these third parties could adversely affect our business.

Our business dealings involve third-party partners such as distributors, dealers, wholesalers, packagers, resellers, suppliers, agents, collaboration partners, sub-contractors, and others. In turn, these parties may use sub-parties. Such dealings expose us to known and unknown risks, including risks related to economic, political, and regulatory environments; performance and quality control; business continuity in the event of termination; conflicts of interest; and violations of regulations and laws, including anti-corruption laws, by these third parties or their sub-parties. We cannot control the day-to-day practices of our third-party partners and cannot guarantee they will comply with our quality standards, applicable law, and company policies regarding compliance with regulatory and legal requirements. If these third parties do not follow our standards or violate local laws and regulations, we could suffer commercial, financial, or reputational harm, which could jeopardize our ability to continue doing business in these markets or cause our relationships to deteriorate. Any of the foregoing could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Our inability to successfully complete strategic transactions could adversely affect our business.

Our business strategy includes the acquisition of technologies and businesses that expand or complement our existing business. Successful growth through acquisitions depends upon our ability to identify suitable acquisition targets or assets, conduct due diligence, negotiate transactions on favorable terms, and ultimately complete such transactions and integrate the acquired target or asset successfully, and will be subject, in certain circumstances, to the consent of GE under the Tax Matters Agreement, as discussed in “Risks Relating to Our Spin-Off from GE.”

Acquisitions may expose us to significant risks and uncertainties, including:

•competition for acquisition targets and assets, which may lead to substantial increases in purchase price or other terms that are less attractive to us, including the use of our shares for payment of the purchase price;

•dependence on external sources of capital, in particular to finance the purchase price of acquisitions;

•rulings by antitrust, foreign direct investment, or other regulatory bodies;

•acquired companies’ previous failure to comply with applicable regulatory requirements;

•failure to timely or successfully integrate acquired companies’ strategies, functions, systems, controls, including cybersecurity and data protection controls, and products into our own;

•inability to produce products at increased scale or loss of previously available distribution channels;

•heightened external scrutiny on acquired IP rights, regulatory exclusivity periods, and confidentiality agreements, or lack of IP rights for the acquired portfolio;

•diversion of our management’s attention from existing operations to the acquisition and integration process;

•a failure to accurately predict or to realize expected growth opportunities, cost savings, synergies, and market acceptance of acquired companies’ products;

•a failure to identify significant non-compliant behaviors or practices by, or liabilities relating to, an acquisition target (or its agents) prior to acquisition;

•successor liability imposed by regulators for actions by a target (or its agents) prior to acquisition;

•expenses, delays, and difficulties in integrating acquired businesses into our existing businesses; and

•difficulties in retaining key customers and personnel.

Various other assessments and assumptions regarding acquisition targets may prove to be incorrect, and actual developments may differ significantly from our expectations.

In addition, we also regularly evaluate a variety of other potential strategic transactions, including equity and other investments; strategic alliances that could further our strategic business objectives; or disposition of non-core assets. We may not successfully identify, complete, or manage the risks presented by these strategic transactions, including those outlined above. Equity and other investments and strategic alliances pose additional risks, as we could share ownership in both public and private companies and in some cases management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time, who may not have the same priorities, strategies, or resources as we do, or whose interpretation of applicable policies may differ from our own.

The occurrence of any of the above in connection with any acquisition or strategic transaction could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Our inability to manage our supply chain or obtain supplies of components or raw materials has restricted, and could continue to restrict, the manufacturing of products, cause delays in delivery, or significantly increase our costs.

We rely on the timely supply of components, products, services, and solutions. If suppliers fail to meet their delivery obligations, raise prices, or cease to supply to us, it may affect our ability to deliver to our customers or significantly increase our costs. If we lose suppliers, if their operations are substantially interrupted, if their prices increase significantly due to inflationary pressures, or if any of them fail to meet performance or quality specifications, we may be required to identify and qualify one or more replacement suppliers. This also may require us to redesign or modify our products to incorporate new components and obtain regulatory authorization, qualification, or certification of these redesigned or modified products. We also have been adversely affected by the inability of our suppliers to deliver components or raw materials on a timely basis, as happened in connection with the COVID-19 pandemic. Further, while we make efforts to diversify our suppliers, in many instances there may be a single source or sole supplier with no alternatives yet identified. Our dependence on such single or sole-source suppliers subjects us to possible risks of shortages, interruptions, and price fluctuations. Disruptions or loss of any of our single- or sole-source suppliers, or capacity limitations of the suppliers for components, could increase our costs, curtail growth opportunities, cause material delays, and adversely impact our business, financial results, and customer relationships.

Supply chain interruptions or price increases in certain key countries, such as China, India, Russia, and Israel, have had, and could continue to have, a similar adverse effect on our business. The costs of certain raw materials, logistics, and services necessary for the production and distribution of our products continue to fluctuate based on many factors beyond our control, including but not limited to changes in general economic conditions, labor costs, transportation costs, and currency exchange rates.

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

The risks of disruption described above, as well as the risks arising from war, geopolitical conflicts, government sanctions or trade controls, imposition of tariffs, natural disasters, climate change-related physical and transitional risks, actual or threatened public health crises, epidemics, and pandemics, or other business continuity events, could adversely affect our operations and limit our ability to meet our commitments to customers or significantly impact our financial results and condition.

In addition, we cannot guarantee that the mitigation strategies we employ, such as internal and third-party risk management tools, maintaining objective evidence of our suppliers’ compliance with minimum viable quality standards and audits of conformance with these standards, conducting ongoing supplier and internal audits, developing resiliency plans, and investing in our internal data and analytic architecture, will be successful or that we will be able to alter our strategies or develop new strategies if and as needed.

We have replaced certain internal capabilities with outsourced products, services, or solutions. These processes may result in increased dependency on external suppliers. Failure of third-party suppliers to establish and comply with required quality management systems or comply with applicable legal and regulatory requirements may also lead to withdrawals of our certifications or authorizations required for market access in certain jurisdictions. Such supplier failures may prevent us from meeting customer requirements in a timely manner, which could result in damages or other claims, order cancellations, loss of market share, and damage to our reputation. Shortages or delays could adversely affect our business. A general shortage of materials or components also poses the risk of unforeseeable fluctuations in prices and demand. Any of the above factors could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Additionally, the implementation of localization requirements and other government policies driven by support of local industry and increasing attention to ESG matters, including EH&S matters, may impose additional costs on our business and could negatively affect our ability to compete in certain markets.

Any interruption in the operations of our manufacturing facilities, or our suppliers’ or customers’ facilities, may impair our ability to deliver products or provide services.

We are dependent on our global production and operating network to develop, manufacture, assemble, supply, and service our offerings. A work stoppage, labor shortage, or other production limitation, including import or export restrictions and transportation issues, among others, could occur at our manufacturing facilities or at supplier or customer facilities, and negatively impact our reputation and market position. Such interruptions may occur for several reasons, including as a result of regulatory enforcement actions, tight credit markets or other financial distress, production constraints or difficulties, unscheduled downtimes, war, severe weather and natural disasters, fires and explosions, accidents, mechanical failures, pandemics, civil unrest, strikes, unpermitted releases of toxic or hazardous substances, other EH&S risks, sabotage, cybersecurity attacks, riots, or terrorist attacks.

Any significant event affecting one of our or our suppliers’ production or operating facilities may result in a disruption to our ability to supply customers, and standby capacity necessary for the reliable operation of the facility may not be sufficiently available. The impact of these risks is heightened if our production capacity is at or near full utilization (or if we lack alternative manufacturing sites) and could result in our inability to accept orders or deliver products in a timely manner. Additionally, significant capital investment to increase manufacturing capacity may be required to expand our business or meet increased demand for our products in the future. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We rely on third parties to help perform logistics, transportation, shipping, warehousing, and services functions on our behalf, and disruptions at these third-party providers could adversely affect our business.

Third-party providers help perform our logistics, transportation, shipping, warehousing, and services functions. If any of these providers fails to honor a contractual relationship with us, suffers a business interruption, or experiences delays, disruptions, or quality control problems in its operations, including due to pandemics, regional conflicts, sanctions, geopolitical events, natural disasters, or extreme weather events, or if we have to change and qualify alternative providers for these services, shipments to our customers may be delayed. Increased costs and delays, including as a result of labor shortages, disruptions in transportation lines, international air freight capacity limitations, driver and truck capacity limitations, airport and port congestion, and delays in customs processes, could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We have significant postretirement benefit liabilities, including pension, healthcare, and life insurance benefit obligations, and the actual costs and related cash flows of these obligations are uncertain and could exceed current estimates.

These net liabilities arise under multiple benefit plans and statutory obligations in various countries. Most of the liabilities arise under pension plans, including defined benefit pension plans, either funded with plan assets (partially or fully) or unfunded. Increases in pension, healthcare, and life insurance benefit obligations and costs could have a material adverse effect on our earnings, cash flows, and financial condition.
Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) require that we calculate income or expense for the plans using actuarial valuations, which reflect assumptions about financial markets, interest rates, and the expected long-term rate of return on plan assets. We are also required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase in equity. The factors that impact our pension calculations are subject to changes in financial market volatility, and future decreases in the discount rate or low returns on plan assets can adversely impact our financial results and financial condition. Any of these factors could have a material adverse effect on our business results, cash flows, financial condition, or prospects. Furthermore, accounting standards and legal conditions governing our pension obligations are subject to changes in applicable legislation, regulations, or case law. We cannot provide any assurance that we will not incur new or more extensive pension obligations in the future due to such changes. For a discussion regarding how our financial statements have been and can be affected by our pension and healthcare benefit obligations, see the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

If we are unable to attract or retain key personnel and qualified employees or maintain relations with our employees, unions, and other employee representatives it could adversely affect our business.
There is substantial competition for key personnel, senior management, and qualified employees in the healthcare industry, and we may face increased competition for such a highly qualified scientific, technical, clinical, and management workforce in a highly competitive environment. While the increased availability of flexible, hybrid, or work-from-home arrangements has afforded us the ability to attract and retain talent from geographies remote from our physical offices, it has also expanded competition by allowing qualified employees within those same regions to pursue job opportunities throughout the country without the need to relocate. To help attract, retain, and motivate qualified employees in senior roles, we use equity-based awards and performance-based cash incentive awards. Sustained declines in our stock price, or lower stock price performance relative to competitors, can reduce the retention value of our equity-based awards, which can impact the competitiveness of our compensation. There can be no assurance that we will be successful in retaining existing personnel or recruiting new personnel.

Having diverse representation and an inclusive workplace can also impact our ability to attract and retain talent and is an important driver of our ability to compete and innovate. As such, our ability to attract and retain diverse talent can impact our corporate reputation and have adverse consequences to our business.
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
The loss of one or more key employees, our inability to attract or develop additional qualified employees, any delay in hiring key personnel, any deterioration of the relationships with our employees, unions, and other employee representatives, or any material work stoppage, strike, or similar action could have a material adverse effect on our business results, cash flows, financial condition, or prospects. Furthermore, our actions or responses to any such negotiations, labor disputes, work stoppages, or strikes could negatively impact our corporate reputation and have adverse effects on our business.

Public health crises, epidemics, and pandemics, such as the COVID-19 pandemic, have had and in the future may have a material adverse impact on our business, as well as on the operations and financial performance of some of the customers and suppliers in industries that we serve.

Our operations and financial performance have been, and in the future may be, negatively impacted by public health crises, epidemics, and pandemics, such as the COVID-19 pandemic, which have in the past caused, and may in the future cause, a slowdown of economic activity (including volatility in demand for our products, services, and solutions), disruptions in global supply chains, and significant volatility in financial markets. In the past, the COVID-19 pandemic affected economic activity globally or in various regions, and in the future, the COVID-19 pandemic, or another public health crisis, epidemic, or pandemic, could adversely impact our future operations and financial performance. Additionally, as a result of such events, we have in the past experienced, and may in the future experience, operational challenges from the need to protect employee health and safety; site shutdowns; workplace disruptions; restrictions on the movement of people, raw materials, and goods (both at our own facilities and at those of our customers and suppliers); global supply chain disruptions; and price inflation. We also have experienced, and may in the future experience, unpredictable demand for our products, services, and solutions; customer requests for potential payment deferrals or other contract modifications; supply chain under-liquidation; delays of deliveries and the achievement of other billing milestones; delays or cancellations of new projects and related down-payments; and other factors related, directly and indirectly, to the effects of any public health crisis, epidemic, or pandemic on our customers that adversely impact our businesses.

The ultimate impact of any public health crisis, epidemic, or pandemic, including the COVID-19 pandemic, on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: the severity and duration of the public health crisis, epidemic, or pandemic; the impact of variants and resurgences; governmental, business, and individuals’ actions in response to the public health crisis, epidemic, or pandemic; the impact on global and regional economies, travel, and economic activity; the development, availability, and public acceptance of effective treatments or vaccines; our employees’ compliance with vaccine mandates that may apply in various jurisdictions; the availability of federal, state, local, or non-U.S. funding programs; global economic conditions and levels of economic growth; and the pace and extent of the ultimate recovery from the public health crisis, epidemic, or pandemic.

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

Many of our offerings have lengthy development and commercialization cycles. Promising new products, services, and solutions may fail to reach the market or may have only limited commercial success because of safety or efficacy concerns, failure to achieve positive outcomes, inability to obtain necessary regulatory authorizations, or third-party reimbursement decisions. Additionally, new offerings may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations or reverse engineering efforts. It is uncertain when or whether our products, services, or solutions currently under development will be launched or will be commercially successful. Any of these developments may have a material adverse effect on our business results, cash flows, financial condition, and prospects.

We may be unable to obtain, maintain, protect, or effectively enforce our IP rights.

We place considerable emphasis on obtaining, maintaining, and using our IP to support our business strategy. We pursue IP protection in key jurisdictions to protect our R&D investment and limit the risk of infringing third-party IP rights. However, we cannot ensure that our means of obtaining, maintaining, and enforcing our IP rights will be adequate to maintain a competitive advantage.

The laws of many jurisdictions may not protect our IP rights or provide an adequate forum to effectively address situations where our IP rights have been compromised. Furthermore, protecting against the unauthorized use of proprietary technology may be difficult, expensive, and drawn out. We may need to litigate with third parties to enforce or defend patents issued to us or to determine the enforceability and validity of our proprietary rights or those of others. Determining whether an offering infringes, misappropriates, or otherwise violates a third party’s IP rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain and inconsistent. This is true for our major markets, including China, as well as developing markets with less developed IP systems. An adverse determination in any such litigation, or significant delays in obtaining effective relief, could materially impair our IP rights and may harm our business.

From time to time, we receive notices from third parties asserting infringement, misappropriation, or violation of their IP rights. We are also subject to lawsuits alleging infringement, misappropriation, or other violation of third-party IP rights. When such claims are asserted against us (or to avoid such claims), we may seek to license the third party’s IP rights, which may be costly. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we are unable to obtain an adequate license, we may be subject to lawsuits seeking damages or an injunction against the manufacture, import, marketing, sale, or operation of our offerings or against the operation of our business as presently conducted. We do not maintain insurance for claims or litigation involving the infringement, misappropriation, or other violation of IP rights. Regardless of the merits or outcome, the resolution of any IP dispute could require significant financial and management resources.

Adverse judicial rulings or our entry into any license or settlement agreement in connection with third-party claims could affect our ability to compete and have a material adverse effect on our business results, cash flows, financial condition, or prospects. Our agreements with our customers and other third parties typically include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of IP claims. We may not always be successful in limiting our liability with respect to such obligations and could become subject to large indemnity payments or damages claims from contractual breach, which could harm our business results, cash flows, financial condition, or prospects.

Furthermore, protecting confidential information and trade secrets can be difficult and, even if a successful enforcement action is brought, such action may not be effective in protecting our IP rights. Additionally, the increased sharing of our data with third parties as a result of right-to-repair legislation could increase the risk of loss or damage to our IP. If we cannot adequately obtain, maintain, protect, or enforce our IP rights, our competitors may be able to compete more successfully against us, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We may not receive protection for pending or future applications relating to IP rights owned by or licensed to us, and the claims allowed under any issued IP rights may not be sufficiently broad to protect our products, services, solutions, and any associated trademarks. Products sold by our competitors may infringe, misappropriate, or otherwise violate IP rights owned or licensed by us. Any issued IP rights owned by or licensed to us may be challenged, invalidated, held unenforceable, or circumvented in litigation or other proceedings, and these limited IP rights may not provide us with effective competitive advantages. IP rights may also be unavailable, limited, unenforceable, or practically unenforceable in some countries, and some governments may require us to transfer our IP rights to local entities to do business in the jurisdiction, either of which could make it easier for competitors to capture increased market position and compete with us. We may also incur substantial costs to protect ourselves in litigation or other proceedings involving the validity and enforceability of our IP rights. If claims against us are successful, we could lose valuable IP rights. An unfavorable outcome in any such litigation could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We do not own the GE trademark or logo, and we entered into a Trademark License Agreement with GE in connection with the Spin-Off (the “Trademark License Agreement”), pursuant to which GE will grant us a license to use specified trademarks, which will include the GE Monogram and the “GE HealthCare” word mark for use in connection with certain of our products, services, and solutions, as well as the right to use the GE brand in connection with certain legal entity names within our corporate structure. GE owns and controls the GE brand, and the integrity and strength of the GE brand will depend in large part on the efforts and businesses of GE and other licensees of the GE brand and how the brand is used, promoted, and protected by them, which will be outside of our control. Furthermore, there are certain circumstances under which the Trademark License Agreement may be terminated. Termination of the Trademark License Agreement would eliminate our rights to use the specified trademarks granted to us under this agreement and may result in our having to negotiate a new or reinstated agreement with less favorable terms or cause us to lose our rights under the Trademark License Agreement, which would require us to change our corporate name and undergo significant rebranding efforts. These rebranding efforts may require significant resources and expenses and may affect our ability to attract and retain customers, all of which could have an adverse effect on our business results, cash flows, financial condition, or prospects.

Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business.

We manufacture and sell products that rely upon software and computer systems to operate properly and process and store confidential information. Our products often are connected to, and reside within, our customers’ information technology (“IT”) infrastructures. In some jurisdictions, we are expected to design our products to include appropriate cybersecurity protections, and regulatory authorities may review such protections when granting marketing authorizations. While we seek to protect our products and IT systems from unauthorized access, these measures may not be effective, particularly because techniques used to obtain unauthorized access or to sabotage systems change frequently, increase in sophistication, and often are not identified at the time that they are launched against a target. These risks apply to our installed base of products, products we currently sell, new products we will introduce in the future, and older technology that we no longer sell or service but remains in use by customers. Additionally, we offer software, cloud, and edge products that are developed by, controlled by, or are hosted by third-party providers. A cybersecurity breach of our systems or products, of our customers’ or service providers’ network security and systems, or of other third-party services could disrupt treatment being delivered to patients or interfere with our customers’ operations, and could lead to the loss of, damage to, or public disclosure of our employees’ and customers’ stored information, including personal data, such as individually identifiable health information (“protected health information” or “PHI”). Such an event could have serious negative consequences, including alleged customer or patient harm, obligations to notify enforcement authorities or users of our products, voluntary or forced recalls of or modifications to our products, regulatory actions, fines, penalties and damages, reduced demand for or use of our offerings by customers, harm to our reputation, and time-consuming and expensive litigation, any of which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
There are increasingly large volumes of information, including patient data, being generated that need to be securely processed and stored by healthcare organizations. Our IT systems have been subject to computer malware, unauthorized access, and other cyber-attacks. There has been an increase in the frequency and sophistication of the cybersecurity threats we and our service providers face, and we expect these activities to continue to increase. Geopolitical tensions or conflicts, such as the conflict between Russia and Ukraine, and the increased adoption of AI technologies, may further heighten the risk of cyber-attacks. Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges, including the possibility of creating new attack methods for adversaries. The use of AI to support business operations carries inherent risks related to data privacy, IP, and security, such as intended, unintended, or inadvertent transmission of proprietary, confidential, or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. If we fail to implement adequate safeguards, the use of AI may introduce additional operational vulnerabilities by producing inaccurate outcomes based on flaws in the underlying data or methodologies, or unintended results.

Furthermore, we may also be exposed to a more significant risk if such actions are taken by state or state-affiliated actors. The objectives of these cyber-attacks vary widely and may include, among other things, unauthorized access to personal, customer, or third-party information, disruptions in operations and the provision of services to customers, or theft of IP or other sensitive assets or information belonging to us, our business partners, or customers. As such attacks become more effective, the risks in this area continue to grow. The back-up systems we have in place may not be adequate in the event of a failure or interruption. We may not have current capabilities to identify all vulnerabilities, which may allow others to exploit persistent potential exposures within our IT systems and products. We could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss, loss of customers, reputational damage, the loss of or damage to IP or other proprietary information, litigation, investigation, and possible liability to employees, customers, suppliers, patients, and regulatory authorities as a result of a successful cyber-attack. Further, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations may be impaired by such cyber-attacks. Any of the above could have a material adverse effect on our business results, cash flows, financial condition, or prospects, and on the timeliness of reporting our operating results.
We rely on software, SaaS, hardware, and other material components from a number of third parties to manufacture our products. If a material cyber incident impacting a supplier were to result in its prolonged inability to use, manufacture and/or ship such components, this could impact our ability to manufacture and/or use our products. In addition, third-party sourced software components, malicious code, or a critical vulnerability emerging within such software could expose our customers to increased cyber risk. While we have undertaken efforts to mitigate cybersecurity risks, these efforts may not prevent all incidents.
If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation, and potential notification of the breach to customers, regulators, and counterparties, as well as any related litigation expenses, fines, penalties, or damages, could be material. In addition, our remediation efforts may not be successful. The data privacy and IT security insurance coverage we currently maintain may be inadequate. In addition, the market for such insurance continues to evolve and, in the future, our data privacy and IT security insurance coverage may be prohibitively expensive or not available on acceptable terms or in sufficient amounts, or at all.

We are subject to stringent privacy laws and information security policies and regulations.
Our products and systems receive, generate, and store significant volumes of personal and sensitive information, such as employee, customer, and patient data. Moreover, our digital ecosystem, which is intended to provide our customers with greater access to a broad array of personal and sensitive information to improve delivery of care to their patients, heightens our risks associated with the protection of such information. We have legal and contractual obligations regarding the protection of confidential and personal information and the appropriate collection, use, retention, protection, disclosure, transfer, and other processing of such data. Additionally, regulators within the United States and around the world are evaluating how best to regulate development and use of data as well as AI technologies. We are subject to various privacy law regimes in the different jurisdictions in which we operate, including comprehensive regulatory systems in Europe, Latin America, and Asia Pacific and sector-specific requirements in the United States. Certain international jurisdictions have enacted or are enacting data localization laws mandating that certain types of data collected in a particular jurisdiction be physically stored within that jurisdiction.
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of PHI, require the implementation of safeguards to protect the privacy and security of PHI and ensure the confidentiality, integrity, and availability of electronic PHI, and require the provision of notice in the event of a breach of PHI. If we are unable to properly protect the privacy and security of PHI, we could face liability for breach of our contracts with our customers. Further, if we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. In addition, there are also various state-level laws (e.g., the California Consumer Privacy Act), both enacted and proposed, that we must monitor for applicability and impact to our business and for which we must implement necessary controls and other requirements (if applicable).

In addition, we are subject to the laws and regulations of foreign jurisdictions including, without limitation, the GDPR in the EU and the United Kingdom (“U.K.”) data protection legislation (including the GDPR, as it forms part of the law of the U.K. by virtue of the U.K. GDPR and the U.K. Data Protection Act 2018 (the “U.K. Data Protection Act”)). The GDPR contains robust, direct obligations on data processors in addition to data controllers, heavier documentation requirements for company data protection compliance programs, stringent reporting obligations of data breach to data protection authorities, and a prohibition on the transfer of personal data from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security (unless an approved cross-border transfer mechanism, such as binding corporate rules for personal data transfers, is maintained). Data protection authorities have the power to impose substantial administrative fines for violations of the GDPR and the U.K. GDPR. Such penalties are in addition to any civil litigation or damages from claims by data controllers, customers, and data subjects. If we fail to comply with the GDPR, the U.K. GDPR, and the U.K. Data Protection Act, we could face fines, penalties, and harm to our reputation.

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

In addition, privacy laws and regulations in other regions of the world, such as Asia and Latin America, are becoming stricter and may potentially impose additional requirements on our business (e.g., Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoias)), and certain jurisdictions have implemented data localization laws that can be costly and operationally difficult to satisfy. We cannot be sure how these laws and regulations will be interpreted, enforced, or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures, and systems. If we, or third parties, fail to adequately safeguard confidential personal data, or if such information or data are wrongfully used by us or by third parties, or disclosed to unauthorized persons or entities, such an event could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Our increasing focus on and investment in cloud, edge, AI, and software offerings present risks to our business. We may not be successful in driving the global deployment and customer adoption of digital offerings characterized by digital applications and solutions.

A growing part of our business involves cloud, edge, AI (including generative AI), and software solutions, and we are devoting significant resources to develop and deploy such strategies. Our success with these solutions will depend on the level of adoption of our offerings. We incur costs to develop cloud, edge, AI, and software solutions and to build and maintain infrastructure to support cloud and edge computing offerings. Success with these solutions depends on execution in many areas, including:

•establishing and maintaining the utility, compatibility, and performance of our cloud, edge, AI, and software solutions (including the reliability of our third-party software vendors, network, and cloud providers) on a growing array of medical devices, software, and equipment;

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

It is uncertain whether our strategies will attract customers or generate revenue required to succeed in this highly competitive and rapidly changing global market. We commit substantial efforts, funds, and other resources to R&D and IT infrastructure for our digital offerings, and the risk of failure is inherent. Even where our digital offerings satisfy applicable regulations and reimbursement policies, customers may not adopt them due to concerns about the security of personal data or the absence of digital infrastructure to support and effectively use the offerings, a hesitancy to embrace new technology, or for other reasons. We also may not effectively execute organizational and technical changes to accelerate innovation and execution. In a number of countries, certain cloud, edge, AI, and software solutions are restricted areas of foreign investment. Collaborating with a domestic, qualified third party will increase costs and may create uncertainties in such jurisdictions. The legality or validity of any collaboration may be challenged or subjected to scrutiny in such jurisdictions and the relevant governmental authorities have broad discretion in addressing such arrangements. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

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

Additionally, we are making significant investments in AI initiatives and are building AI into many of our digital offerings. We are planning to leverage generative AI such as large language models across our portfolios to build differentiated products and solutions and deploy those solutions through various modalities for our customers, including on the device, via edge or data centers, and/or via the cloud. Using AI in this manner presents risks and challenges that could affect its adoption, acceptance, and effectiveness, including flawed AI algorithms, insufficient, overbroad or biased datasets, unauthorized access to personal data, lack of acceptance from our customers, or failure to deliver positive outcomes. The use of AI in healthcare offerings also poses certain clinical risks resulting from potential misdiagnosis or misinformation provided from AI applications, diminishing critical judgment, or loss of interpersonal care from clinicians. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, as well as their adoption, subjecting us to competitive harm; legal liability, including under new proposed legislation regulating AI in jurisdictions such as the EU or new applications of existing data protection, privacy, IP, and other laws; regulatory actions; and reputational harm. In addition, some AI scenarios, such as using AI applications to generate patient data, even if synthetic and non-identifiable, present ethical, privacy, or other social issues, risking reputational harm and/or reduced market demand or acceptance of AI solutions. The safeguards we have designed to promote the ethical implementation of AI may not be sufficient to protect us against negative outcomes. Furthermore, we contract with numerous third parties to offer our digital content to customers as well as to assist with the development of their own software applications and services, and our reliance on access to these third parties’ healthcare digital applications, which may not continue to be available to us on commercially reasonable terms, or at all, could impact our ability to offer a wide variety of our own digital offerings at reasonable prices with acceptable usage tools, or continue to expand our geographic reach. All of these risks are amplified by the critical nature of healthcare decisions and the sensitivity of health-related information, and the occurrence of any of the above could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

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

Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosure by companies, aggressive investigations (including coordinated investigations across countries and governmental authorities) and enforcement proceedings by U.S. and non-U.S. governmental agencies, and assessment of significant civil and criminal fines, penalties, and other sanctions against companies and individuals. Companies in the healthcare sector have been a particular focus of government enforcement in recent years. We also face the risk of unauthorized payments, offers of payments, or requests for payments being made by our employees, intermediaries, channel partners and their sub-parties, customers or customer representatives, consultants, or other representatives. We may face liability under anti-corruption laws based upon the actions or inactions of these parties even when they are not subject to our control and/or are not contractually bound to us. We may also face liability from employee misconduct, such as fraud, which cannot always be deterred or prevented. Enforcement of anti-corruption laws in the healthcare industry in recent years has focused on international operations, particularly in countries such as China, Brazil, Mexico, and Russia. China’s anti-corruption agency, the National Supervisory Commission, has the power to investigate government officials and individuals employed by state-owned entities and public institutions and to collect evidence (including from private companies and individuals), seize assets, and recommend cases for prosecution. In recent years, the Chinese judicial branch has publicly disclosed an increasing number of judgments against government officials and others found to have engaged in corruption and other misconduct across many industries; certain of these judgments contain references that identify some of our products, employees, and channel partners. We review these judgments and other concerns we identify and conduct internal inquiries where appropriate. In 2023, China’s Central Commission for Discipline Inspection, the National Supervisory Commission, and other governmental entities in China initiated an anti-corruption campaign focused on the healthcare sector, which has resulted in the investigation of and judgments against a number of individuals and entities operating in the healthcare sector. If we are subject to any enforcement proceedings related to this campaign, we could face civil and criminal fines, penalties, and other sanctions. Additionally, 2018 amendments to China’s Anti-Unfair Competition Law revised the definition of commercial bribery to include conduct “seeking transaction opportunities or competitive advantage.” Consequences for violations include civil, administrative, and criminal penalties for businesses that commit acts of unfair competition (including commercial bribery).
It is our policy to develop and implement safeguards and to educate our employees and certain third parties concerning these legal requirements and to prohibit improper practices. However, our existing safeguards and any future improvements may not always be effective, and employees or certain third parties may engage in conduct for which we may be held responsible or suffer reputational harm.
Any alleged or actual violations of these laws or regulations may subject us to government scrutiny, criminal, civil, or administrative sanctions, stockholder lawsuits, reputational damage, and other liabilities. From time to time, we make self-disclosures regarding our compliance with the FCPA and similar laws to relevant authorities who may pursue or decline to pursue enforcement proceedings against us. We, with the assistance of outside counsel, made voluntary self-disclosures to the SEC and the DOJ beginning in 2018 regarding tender irregularities and other potential violations of the FCPA relating to our activities in certain provinces in China. We have been engaged in ongoing discussions with each of the SEC and the DOJ regarding these matters. At this time, we are unable to predict the duration, scope, result, or related costs associated with these disclosures to the SEC and the DOJ. We also are unable to predict what, if any, action may be taken by the SEC or the DOJ or what penalties or remedial actions they may seek. Any determination that our operations or activities are not in compliance with existing laws or regulations, including applicable foreign laws, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. Furthermore, a violation of certain anti-corruption laws could result in exclusion from government healthcare programs. In addition, governmental entities may seek to hold us liable for violations committed by any companies in which we invest or that we may acquire. The costs associated with the investigation, remediation, and potential notification of any violation to customers, regulators, and counterparties could be material. Any of the foregoing could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
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

We often enter complex contractual research agreements, collaborations, and similar arrangements with our customers and other healthcare professionals. These arrangements may result in transfers of value from us to our customers and other healthcare professionals (and vice versa), which require appropriate implementation to ensure compliance with anti-kickback and false claims laws and regulations. A failure by any of our employees or agents to abide by the policies and procedures we have in place to comply with these laws and regulations could result in potential criminal or civil penalties and damages against us, which may include treble damages, fines, or penalties under the FCA. Addressing such claims could generate significant expenses and take up significant management time, even if such claims are without merit.
If we are not successful in defending ourselves, violations of fraud and abuse laws could have a significant impact on our business, including the potential imposition of civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, possible exclusion from participation in certain government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations. The U.S. federal government, various U.S. states, and certain foreign governments have also enacted other laws to regulate the sales and marketing practices of companies selling medical devices, pharmaceutical products, and related services. These laws and regulations generally define permissible and impermissible financial interactions between manufacturers or service providers and healthcare providers, require disclosure to the government and public of such interactions, and require the adoption of compliance standards or programs. Individual U.S. states have become active in seeking to regulate the marketing of medical devices, pharmaceutical products, and related services under state consumer protection and false advertising laws. Other laws require disclosure of certain interactions with, or payments to, healthcare providers (e.g., the Sunshine Act). Given the evolving nature of these laws, their implementation, and increasing enforcement activity, compliance efforts can be resource-intensive and costly, and we could be subject to penalties and damages if the government finds deficiencies. The costs associated with the investigation, remediation, and potential notification of any violation to customers, regulators, and counterparties could be material. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

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

We may not realize the expected benefits from these arrangements. We may not be able to exercise sole decision-making authority regarding any such collaboration, licensing arrangement, joint venture, or strategic alliance. This could create the risk of impasses on decisions, given that our partners in these arrangements may have economic or business interests that diverge from our interests. Conflicts may arise in these arrangements concerning the achievement of performance milestones or the interpretation of significant terms under any agreement (including financial obligations), termination rights, or the ownership or control of IP developed during the arrangement. Our partners may suffer adverse commercial, financial, or legal circumstances that are outside of our control and may jeopardize their success, our partners may terminate their relationships with us, or breakdowns in these relationships may give rise to disputes. Given the potentially different interests of the parties involved, we could suffer delays in product development or other operational difficulties.

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

We have agreements relating to the sale of our offerings to government entities around the world. Additionally, we are directly or indirectly subject to government policies governing reimbursement for healthcare procedures and services. As a result, we are subject to various statutes and regulations in a variety of jurisdictions that apply to companies doing business with the government. The laws governing government contracts can differ from the laws governing private contracts, and government contracts may contain terms and conditions that are not applicable to private contracts or that expose us to higher levels of risk and potential liability than non-government contracts. Similarly, most jurisdictions have public procurement laws and reimbursement policies that set out rules and regulations for purchases and reimbursements by governmental entities. These jurisdictions may modify their laws, policies, rules, or regulations, or impose new requirements that could adversely affect our business. We are subject to investigation for non-compliance with the regulations governing government contracts, public procurement, and government reimbursements. A failure to comply with these regulations could result in suspension of these contracts, delayed or reduced payment, criminal, civil, or administrative penalties, contract termination, reputational harm that diminishes our ability to successfully compete for new government work, or debarment.

For contracts with the U.S. federal government, with certain exceptions, we must comply with the Federal Acquisition Regulation and applicable agency rules, the Procurement Integrity Act, the Buy American Act, and/or the Trade Agreements Act. Because the use of our products, services, and solutions is often reimbursed by the U.S. federal government through Medicare and Medicaid, we must comply with the AKS, the Sunshine Act, and the FCA. See “We are subject to anti-kickback and false claims laws, and failure to comply with these laws could adversely affect our business.” We must also comply with various other domestic and foreign government regulations and requirements as well as various statutes related to employment and labor practices, supply chain requirements, reporting and disclosure obligations, EH&S matters, recordkeeping, and accounting. Certain countries impose additional requirements on government suppliers as a prerequisite to doing business in the country. These can include, among other things, local headcount requirements, local manufacturing and supplier requirements, and technology or IP transfers.

China has a government-run procurement system for public hospitals to obtain medical devices (mainly high-value medical consumables) and drugs. The system for reimbursing the costs of these medical devices and drugs for patients is also set by the central and local governments. Medical device and drug distribution chains may be restricted in certain provinces by a policy that requires that at most two tax invoices may be issued throughout the distribution chain, which effectively prohibits sale of products through multi-layer distributors (even between wholly-owned subsidiaries). The continued existence, and any expansion and tightening, of this policy, could present significant challenges for our relevant products to reach a larger geographic area in China. Failure to comply with this policy may preclude us from participating in the government-run procurement processes with public hospitals or result in our disqualification from engaging in respective medical device or product sales to public hospitals in a certain locality. These regulations and requirements affect how we transact business with our clients and, in some instances, impose additional costs and risks on our business operations for the relevant products.

Additionally, some governmental entities, including the U.S. federal government, can terminate contracts for their convenience or for our default. These governmental entities may also be subject to continued legislative funding approval. Early termination for convenience of one or more of our contracts, or a change in a government customer’s funding levels, including as a result of a U.S. federal government shutdown, could impact our expected revenues. See “Demand for some of our products depends on capital spending policies of our customers and on government funding policies.” A termination for default of one or more of our contracts could subject us to penalties and damages resulting from the default, including costs for the governmental entity to reprocure the items under contract, in addition to other penalties previously listed.

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

We are also subject to government audits, investigations, and oversight proceedings. Efforts to ensure our business arrangements comply with applicable laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future laws and regulations. If any such actions are instituted against us, defense can be costly and time-consuming, and may require significant financial and personnel resources. If we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, possible exclusion from participation in certain government healthcare programs (including Medicare and Medicaid in the United States), contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations. In addition, any of our government contracts could be terminated or we could be suspended or debarred from all government contract work. We also possess dependencies on governments relative to workforce protocols and customs decisions due to events that are difficult to predict, such as pandemics and regional conflicts. Any of these risks could have a material adverse effect on our business, cash flows, financial condition, results of operations, or prospects.

Efforts by public and private payers to control the growth of healthcare costs may lead to lower reimbursements or increased utilization controls related to the use of our products by healthcare providers, which may affect the price of and demand for our products, services, or solutions.

Sales of many of our offerings directly or indirectly depend on the availability of reimbursement and the amount of reimbursement that our customers may seek from various third-party payers, including government programs, authorities, or agencies (e.g., Medicare and Medicaid in the United States), and private health plans. In general, employers and third-party payers, particularly in the United States, have become increasingly cost-conscious, with higher deductibles imposed in many medical plans. The imposition of higher deductibles tends to inhibit individuals from seeking the same level of medical treatments as they might seek if the costs were lower, particularly in the medical diagnostic portion of our business. Third-party payers have also increased utilization controls related to the use of our offerings by healthcare providers.

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

In the United States, private third-party payers, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the Centers for Medicare and Medicaid Services (“CMS”) to reimburse for a diagnosis or treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a diagnosis or treatment, sometimes extend to U.S. third-party payers’ reimbursement policies and amounts for that diagnosis or treatment. Decision-making by our U.S. customers is complicated by the uncertainty surrounding Medicare reimbursement rates for certain procedures. From time to time, CMS and third-party payers may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for certain diagnoses or treatments. In China, government authorities control the inclusion or removal of drugs from the Essential Drug List and the National Reimbursement Drug List, which govern reimbursement under state-sponsored health plans. The removal or reclassification of our products on Chinese national or provincial lists can affect the reimbursement or reimbursement rate of our products in China. Any significant cuts in reimbursement rates or changes in reimbursement methodology or administration for procedures that use our offerings, or concerns or proposals regarding further cuts or changes in methodology or administration, could further increase uncertainty, adversely affect our customers’ decisions, reduce demand for our offerings, cause customers to cancel orders, and have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We are exposed to risks associated with product liability claims that have been and may be brought against us or as a result of the actions or inactions of our customers or third parties that are outside of our control.

We design, manufacture, sell, install, and service a wide range of products, including products and related services that are at the cutting edge of existing technologies and medical advances. Our products are used by healthcare providers to diagnose, monitor, and treat a wide range of medical conditions. We are required to comply with the highest quality standards in product manufacturing, and quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving our offerings, and ensuring the safety and efficacy of our products. As a result, our business exposes us to potential product liability claims. We have been, and expect to continue to be, subject to lawsuits from customers and patients alleging that our products contributed to a personal injury, death, incorrect diagnosis, property damage, and/or that we allegedly did not appropriately warn the customer or patient of potential risks associated with the product. Even if these or similar claims are without merit, they can result in costly and time-consuming litigation. We may also be exposed to claims or regulatory action if our products do not conform or are alleged not to conform to applicable product or design specifications, labeling, or manufacturing requirements. Quality issues could result in warranty, guarantee, or other claims, including with respect to performance guarantees under service contracts. Even if such non-conformance has no actual impact on the quality of our products, we may be exposed to claims, regulatory actions, or negative press reports, or may be required to modify our products or their labeling, conduct a recall, or take other actions, any of which could adversely affect our reputation or our relationships with customers and users of our products.

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

Product and other liability actions, claims, or injunctions are subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle product liability claims and other liability actions against us, regardless of their actual merit. If such action or injunction were finally determined adversely to us, it could result in significant damages and reputational harm, including the possibility of punitive damages, and our financial position could be adversely affected. Adverse publicity regarding patient outcomes, accidents, failure rates, misdiagnoses, and resulting mistreatments, even ones that do not involve our products, could result in additional regulation of our products or the healthcare industry in general, cause reputational harm, and adversely affect our ability to promote, manufacture, and sell our products, even if the claims against us are later shown to be unfounded or unsubstantiated.

Moreover, if our products gain a reputation for being unreliable, unsafe, or ineffective, our relationships with governmental authorities may be adversely affected, which could result in increased scrutiny by regulatory authorities. In addition, if one of our products is determined to be defective (whether due to design, labeling, or manufacturing defects, or other reasons), or found to be so by a regulatory authority, we may be liable for damages or fines or be required to correct, remove, or recall the product or notify competent regulatory authorities. See “Risks Relating to Quality, Regulation, and Compliance.” The adverse publicity resulting from a recall could damage our reputation and cause customers to review and possibly terminate their relationships with us, potentially beyond the product that was the subject of the action. A correction, removal, or recall could consume management and employee time, and adverse publicity, harm to our reputation, or increased regulatory scrutiny could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We maintain product liability insurance coverage, among other liability insurance coverage, which includes deductible amounts and self-insured retentions. Our insurance coverage may prove to be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is successfully brought against us relating to a self-insured liability or a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited, we could be required to pay substantial damages, which could have a material adverse effect on our business results, financial position, or prospects. Any litigation, investigation, or complaint and any adverse publicity surrounding such allegations or actions could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Moreover, we may face substantial liability to patients, customers, and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing, or interoperability of our products with other products, or their misuse or failure. Our products generally operate within our customers’ facilities and network systems. Human and other errors or accidents may occur during the operation of our products in complex environments, particularly where our products are used in conjunction with products from other vendors, where interoperability or data sharing protocols may result in unsatisfactory performance even though the equipment operates according to specifications. In addition, independent service organizations could fail to adequately perform their obligations or to properly service our products, which could subject us to further liability. We may also be subject to claims for property damage, economic loss, bodily injury, or death related to or resulting from the installation, servicing, and support of our products. Any accident, mistreatment, or related injury or death could cause us to incur legal costs, subject us to litigation, recall, or regulatory enforcement actions, or generate negative publicity and cause damage to our reputation, whether or not we or our products were at fault, and could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We may become involved in litigation, arbitration, and governmental proceedings, including those stemming from third-party conduct beyond our control.

We are involved in, or threatened with, legal, arbitration, and governmental proceedings or investigations from time to time in the ordinary course of our business as well as heightened scrutiny in the healthcare industry, including disputes with employees, competitors, customers, suppliers, channel partners, competition authorities, regulators, and other authorities, purported whistle-blowers, or regulatory agencies concerning allegations of, among other things, breaches of contract, product liability, product defects, IP infringement, logistics or manufacturing related topics, quality regulations, EH&S or employment issues, termination of business relationship, or alleged or suspected violations of applicable laws in various jurisdictions. The outcome of pending or potential future legal, arbitration, and governmental proceedings is difficult to predict, and excessive verdicts do occur. If such proceedings are determined adversely to us, we may be required to change our business practices or we may incur fines, penalties, or monetary losses, some of which may be significant or could disrupt the operation of our business. Exposure to litigation or other government action, whether directed at us, our customers, suppliers, or channel partners, or our or their respective business partners, could also result in the distraction of management resources and adversely affect our reputation, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects. Like other companies in our industry, we are subject to investigations and extensive regulation by government agencies around the world. As a result, we have interactions with government agencies on an ongoing basis. Criminal charges and substantial fines or civil penalties, as well as limitations on our ability to conduct business in applicable jurisdictions, could result from government investigations.

GENERAL RISKS.

Global geopolitical and economic instability, as well as continuing uncertainties and challenging conditions in regional economies, could adversely affect our business.

We generate the majority of our revenue outside of the United States and our business is sensitive to global economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, inflationary pressures, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government fiscal, tax, import and export, and monetary policies, changes in capital requirements for financial institutions, disruptions in the financial services industry, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures, and other challenges that affect the global economy could adversely affect us and our customers, suppliers, and channel partners. Both the United States and international markets experienced significant inflationary pressures in 2023, and inflation rates in the United States, as well as in other countries in which we operate and are expected to continue at elevated levels for the near term. In addition, the Federal Reserve in the United States and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Economic instability could also cause renewed uncertainty in global markets and the investment climate to deteriorate.

Our business is affected by global geopolitical conditions. Future geopolitical factors that have the effect of reducing capital expenditures generally, and for healthcare products, services, or solutions specifically, may negatively impact sales of our offerings and, as a result, make it more difficult for us to attract new customers, retain existing customers, or maintain sales at existing levels. In particular, the imposition of import and export restrictions and trade tariff developments have contributed to increased global economic uncertainty. In addition, the rise of economic nationalism could make it more difficult for us to attract new customers, retain existing customers, or maintain sales at existing levels in countries other than the United States. Geopolitical and economic risks have increased over the past few years as a result of increasing trade tensions between the United States and China. Our operations expose us to the risk that increased trade protectionism from China or other nations may adversely affect our business. Any of these risks or the further deterioration of trade relations between countries could make our offerings more expensive or non-competitive in the affected countries. Growing tensions may also lead to a deglobalization of the world economy, a general reduction of international trade in goods and services, and a reduction in the integration of financial markets, any of which could materially and adversely affect our business results, cash flows, financial condition, or prospects.

Further risks stem from geopolitical tensions and volatility (such as in Cuba, Iran, Syria, Russia, North Korea, Israel and surrounding areas, and the Red Sea region), other future conflicts that may arise, and economic sanctions imposed relating to regions and persons included on sanctioned party lists. In particular, the conflict between Ukraine and Russia may negatively impact our revenue to the extent the conflict and the sanctions significantly impact our ability to sell products or services to customers in the affected regions or collect receivables from such customers as a result of sanctions and other restrictions that impact our ability to sell products or services to customers in the affected regions and collect receivables from such customers. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the United States and other countries preclude us from conducting business in the region. However, these sanctions have made and will continue to make it more burdensome and costly to serve customers in these regions. In May 2023, the U.S. Department of Commerce implemented expanded measures that require us to obtain a license for the export, re-export, or transfer of specified medical equipment and spare parts to customers in Russia. The EU and other countries have also expanded licensing requirements for certain spare parts and other items. We have successfully applied and are continuing to apply for the licenses required to supply to these customers. The implementation of these measures affected our ability to supply customers in Russia during the last three quarters of 2023 and will continue to do so as we continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we applied, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. If the sanctions, restrictions, and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or we may voluntarily elect to do so. Additionally, elections in various countries, including the United States, India, and Mexico, may further exacerbate geopolitical and geoeconomic tensions and market instability. Elections are set to take place in fifty countries during 2024. The lead up to these elections and their outcomes could result in sharp shifts in domestic, economic, and foreign policy approaches or even result in new or deepening geopolitical conflicts. We are continuously monitoring economic, political, and geopolitical developments to assess any potential future impact that may arise.

The impact of geopolitical and economic developments globally will depend on a number of factors, including the effectiveness of measures by central banks and financial authorities. Such developments may also result in or coincide with reduced budgets for capital equipment and services, particularly if it becomes more difficult for our customers to accurately forecast and plan future business activities. This, in turn, could cause our customers to reduce, delay, or abandon purchases of our offerings. An uncertain economic environment may also adversely affect our customers’ budgets and may result in pricing pressure, requests for extended warranty provisions, cancellation of service contracts, and could make it more difficult for us to collect outstanding receivables, especially in emerging markets. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Increasing attention to ESG matters, including EH&S matters, may impose additional costs on our business and expose us to new risks.

Companies across all industries are facing increasing scrutiny from investors, regulators, and other stakeholders related to their ESG commitments, performance, and disclosures, including related to climate change, diversity and inclusion, and governance standards. Investor advocacy groups, certain institutional investors, lenders, investment funds, and other influential investors are focused on companies’ ESG commitments, performance, and disclosures, and in recent years have placed increasing importance on social costs and related implications of their investments. Furthermore, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their respective approaches to ESG matters. Unfavorable ESG ratings may be used by investors, lenders, and customers to inform their investment, financing, or purchasing decisions, which could have a negative impact on our business.

There is also increased legal and regulatory focus on ESG commitments, performance, and disclosures both in the United States and around the world. Continuing political and social attention to these issues, particularly climate change, has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory requirements specific to ESG matters. We have seen an expansion in regulatory requirements related to ESG matters, including in the United States and the European Union, a trend we expect to continue. A failure to adequately meet regulatory or stakeholder expectations may result in non-compliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers, and an inability to attract and retain top talent.

We have established and publicly announced ESG objectives, as well as goals related to addressing climate change. These statements reflect our current plans and aspirations and there are no guarantees that we will be able to achieve them. Our failure to deliver or accurately track and report on these objectives and goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community, special interest groups, and enforcement authorities. Our ability to achieve our ESG objectives and goals is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of low- or non-carbon-based energy sources, the suitability, cost, and availability of materials and suppliers that can meet our ESG objectives and goals, and the possible organic growth of our business driven by increased customer demand for our products. Our processes and controls for reporting of ESG matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting ESG metrics and such standards may change over time, any of which could result in significant revisions to our performance metrics, goals, or reported progress in achieving our goals.

We are also subject to international, national, state, and local laws, regulations, and industry and customer standards, including licensing and authorization requirements, related to EH&S matters. These EH&S laws, regulations, and standards apply to a broad range of activities across our whole product lifecycle and our entire global organization, including those related to (i) protection of the environment, protected species, and use of natural resources; (ii) occupational health, safety, and well-being; (iii) the use, handling, management, release, storage, transportation, remediation, and disposal of, and exposure to, hazardous waste (including biohazardous waste), radiochemical materials, and other hazardous or toxic materials; (iv) our products, including the use of certain chemicals in our products and production processes; (v) emissions to air and water; and (vi) climate change and greenhouse gas emissions. EH&S laws, regulations, and standards vary by jurisdiction and have become increasingly stringent over time. These requirements impose certain responsibilities on our business, including the obligation to install pollution control technologies and obtain and maintain various environmental permits, the cost of which may be substantial. They can also impose cleanup liabilities, including with respect to discontinued or predecessor operations or third-party waste disposal sites. In some jurisdictions we are, and are likely to increasingly be, subject to climate change mitigation and adaptation regulation, tax, disclosure, and reporting requirements. If we fail to comply with these requirements, or fail to obtain or maintain a required permit, we could be subject to administrative, civil, or criminal fines and penalties, remediation costs, enforcement actions, the suspension or termination of our permits, licenses, and authorizations or operations, third-party claims, or other sanctions. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored, or disposed of by us or contained in our products. Strict, as well as joint and several, liability may be imposed on us under EH&S laws, which could render us liable for the conduct of others or for consequences of our own actions that were compliant with all applicable laws at the time those actions were taken. Insurance coverage from which we benefit as a named insured only covers a limited scope of potential liability under EH&S laws and regulations in the United States and Canada. In connection with certain acquisitions, we could acquire, or be required to provide indemnification against, EH&S liabilities that could expose us to material losses. The occurrence of any of the foregoing could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Our products and operations utilizing radioactive materials are subject to varying international, federal, state, and local regulations and must be conducted in accordance with a number of licenses and certifications. The handling and disposal of radioactive materials and wastes may impose significant requirements and costs, including with respect to the decommissioning of facilities handling radioactive materials. Disposal sites for the lawful disposal of materials or wastes associated with our products may be limited or non-existent, may no longer accept these materials in the future, or may accept them on unfavorable terms, which could adversely impact our operations.

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

Changes in foreign currency exchange rates, equity prices, and interest rates could adversely affect our business.

We generate the majority of our revenue outside of the United States. Fluctuations in the value of foreign currencies relative to the U.S. dollar (“USD”) could adversely affect our financial results. As of the year ended December 31, 2023, our largest currency exposures are the Euro, Chinese Renminbi, Japanese Yen, Norwegian Krone, and British Pound Sterling. Revenues and expenses of our non-U.S. businesses are translated into USD for financial reporting purposes and fluctuations in the value of foreign currencies against the USD impact reported earnings. In addition, our assets and liabilities denominated in foreign currencies can also be impacted by changes in foreign currency exchange rates against the USD, which could result in exchange gains or losses from revaluation. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Furthermore, foreign exchange hedging activities do not offer permanent or comprehensive protection, appropriate hedging instruments may not always be available, may be prohibitively costly, or we might not be successful in effectively mitigating such exposures.

Equity prices can be volatile. The prices of our common stock and equity investments have fluctuated and could fluctuate in the future, which could impact the long-term performance of the investments we hold, the value of equity compensation awards we grant, the value of plan assets held in our pension plans, and, as a result, our financial performance.

We are also exposed to volatility due to changes in interest rates, which primarily impacts our borrowings, postretirement assets and liabilities, and investments. As of December 31, 2023, we have $8,250 million of fixed-rate debt and $1,150 million outstanding on the Term Loan facility which carries a variable interest rate. With respect to our debt, we also have $1,000 million of interest rate swaps hedging the fair value of $1,000 million of our fixed-rate debt, which effectively and proportionally increase our exposure to variable interest rates. Changes in interest rates may impact the fair value of our fixed interest rate borrowings and the cash flows associated with our variable interest rate borrowings. As of December 31, 2023, our postretirement plans have $24,194 million of projected benefit obligations and $19,308 million of fair value of plan assets. Changes in interest rates may impact the valuation of these postretirement assets and liabilities, which may directly or indirectly impact our earnings or our cash flows. As of December 31, 2023, we have $2,504 million of Cash, cash equivalents, and restricted cash, which are invested to generate income based on variable interest rates. Changes in interest rates may impact the cash flows associated with these investments.

Changes in accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results and/or financial condition.

U.S. GAAP and related accounting pronouncements, implementation guidelines, and interpretations regarding a wide range of matters relevant to our business, including revenue recognition, business combination-related measurements, pensions, and taxes, are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial results and/or financial condition.

RISKS RELATING TO TAXATION.

Changes in applicable tax laws and regulations could adversely affect our business.

We are subject to income and other non-income taxes (including sales, excise, and value-added) in the United States and foreign jurisdictions. Thus, the tax treatment of transactions we execute is subject to changes in tax laws or regulations, tax treaties, or positions by the relevant authority regarding the application, administration, or interpretation of these tax laws and regulations. These factors, together with the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, and uncertainties regarding the geographic mix of earnings in any period, can affect our estimates of our effective tax rate and income tax assets and liabilities, result in changes in our estimates and accruals, and have a material adverse effect on our business results, cash flows, or financial condition. We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business; however, such changes could potentially result in higher tax expense and payments, along with increasing the complexity, burden, and cost of compliance.

Beginning in 2024, many countries have enacted local legislation related to the Organization for Economic Co-operation and Development Pillar Two Global Anti-Base Erosion (“GloBE”) rules, which include the introduction of a 15% global minimum tax.

Legislation is evolving and the impact on the Company will depend on the exact nature of each country’s GloBE legislation, guidance and regulations thereon, and their application by tax authorities. The Company has reviewed legislation published to date and will continue to monitor the impact of this legislation on our tax burden and will reflect the impact in our financial statements accordingly.

Any global minimum tax is expected to be a period cost and is not anticipated to have a significant impact on our tax expense. We will continue to evaluate the potential impact on future periods.

Our tax burden could increase as a result of ongoing or future tax audits.

We are subject to periodic tax audits by tax authorities. Tax authorities may not agree with our interpretation of applicable tax laws and regulations. As a result, such tax authorities may assess additional tax, interest, and penalties. We regularly assess the likely outcomes of these audits and other tax disputes to determine the appropriateness of our tax provision and establish reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of any tax audit or other tax dispute or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves. As such, the actual outcomes of these disputes and other tax audits could have a material impact on our business and financial results.

Our ability to use deferred tax assets may be subject to limitation.

We have deferred tax assets in certain countries and our ability to use such assets will depend on taxable income generation in the relevant countries over time. Further, while the majority of these assets either do not currently have an expiration date or have an expiration date that is later than when we expect to use such assets, subsequent changes to applicable tax laws in these jurisdictions, and our Tax Matters Agreement with GE (see Note 11, “Income Taxes”), could impact our ability to fully benefit from the deferred tax assets.

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

In particular, the sale, manufacturing, distribution, servicing, and marketing of many of our offerings are highly regulated and we are subject to heightened scrutiny by regulators and other authorities around the world, including with respect to our collaborations with third parties. Regulatory scrutiny may increase in the future and could require us to change the way we operate, including the way in which we offer certain services. These laws and regulations vary by jurisdiction, are complex, change frequently, are subject to changes in interpretation and enforcement, and have tended to become more stringent over time. Moreover, certain fields, such as cloud, clinical decision support software, cybersecurity, and AI, are rapidly evolving within the industry and particularly subject to changing law and regulation.

Furthermore, regulatory and legislative changes, such as the adoption of right-to-repair laws in the United States and elsewhere, could further strengthen the ability of ISOs to obtain valuable service contracts and directly compete with us in the services area. Right-to-repair legislation may require us to provide ISOs with increased access to our service tools, parts, documents, software updates, and training. ISOs have also brought lawsuits against OEMs in the United States requesting such access. In Europe, ISOs have supported investigations by competition authorities into alleged anti-competitive conduct by OEMs. If ISOs succeed in implementing legislative and/or regulatory reforms such as right-to-repair laws, prevail in lawsuits against OEMs, or if competition authorities confirm ISO claims, our service business could be adversely affected. In addition to affecting our services business, the activities of ISOs could expose us to a number of other risks, including: (i) loss or damage to our IP; (ii) fines, penalties, and injunctive relief; (iii) costly, time-consuming litigation or other enforcement actions; (iv) reputational harm from adverse publicity concerning product safety or reliability issues; and (v) heightened risk of a cyber-attack from ISOs’ increased access to our products, service tools, and software updates. The strengthening of ISOs and enactment of right-to-repair legislation could increase compliance costs, require changes to our business practices, or otherwise impact our ability to compete in the services and repairs area. Our ability to effectively compete with an increased number of ISOs and the continued momentum surrounding right-to-repair legislation (and similar campaigns) could adversely affect our business results, cash flows, financial condition, or prospects.

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

We are subject to rigorous regulation governing the protection of the health and safety of patients and users of our products, as well as regulation governing development, product testing (including clinical evaluations or clinical investigations), manufacturing, labeling, safety, storage, marketing clearance or approval, advertising and promotion, import and export, sales and distribution, and performance and effectiveness. Certain laws and regulations may also affect the purchasing decisions of our customers. For example, policies in countries such as China and Russia that require purchase of locally manufactured products may affect customer purchasing decisions or our ability or voluntary decision to comply with such policies.

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

Our pharmaceutical products are also subject to stringent regulatory requirements to demonstrate safety, efficacy, and quality. We must conduct clinical trials on humans before we commercialize certain products. Delays and complications in planned clinical trials can result in increased development costs and delays in regulatory authorizations and products reaching the market. These regulations can be burdensome and subject to change, exposing us to the risk of increased costs and business disruption.

Both before and after an offering is commercially distributed, we have ongoing responsibilities under various laws and regulations, including the monitoring of product safety throughout the lifecycle, taking corrective and preventive actions to assure product quality, and reporting certain events and actions to regulatory authorities. For both medical devices and pharmaceutical products, if a regulatory authority concludes that we are not in compliance with applicable laws or regulations, or that any of our offerings are defective, ineffective, or pose an unreasonable risk for patients, users, or others, the authority may refuse to accept or authorize regulatory filings, ban such offerings, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, or require us to notify healthcare professionals and others that the offerings present unreasonable risks of substantial harm to public health. A regulatory authority may impose operating restrictions or enjoin certain violations of applicable law pertaining to medical devices or pharmaceutical products and assess civil or criminal penalties against us. The regulatory authority may also recommend prosecution by law enforcement agencies. Any governmental law or regulation, whether existing or imposed in the future, or enforcement action taken could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

The U.S. FDA and other regulatory agencies actively enforce the laws and regulations governing the development, approval, and clearance and commercialization of medical devices and pharmaceutical products.

Our activities related to the development, manufacture, marketing, servicing, and sale of medical devices and pharmaceuticals are subject to extensive federal and state government laws and regulations in the United States. Compliance with these laws and regulations is expensive and time consuming. Failure to comply could adversely affect our business results, cash flows, financial condition, or prospects.

Before we can market a new medical device or make substantial changes to a previously cleared or approved device, we must receive either FDA clearance under Section 510(k) of the FDCA or FDA approval of a Premarket Approval Application (“PMA”), unless an exemption applies. To obtain 510(k) clearance, the FDA must conclude that the device is “substantially equivalent” to a legally marketed predicate device, which generally refers to a device that itself has already received 510(k) clearance. To obtain PMA approval, we must provide the FDA with valid scientific evidence demonstrating that there is a reasonable assurance of the safety and effectiveness of the device for its intended uses. Development of a new investigational device or an existing device for a new intended use may require FDA approval of an Investigational Device Exemption (“IDE”) if the device at issue meets the criteria for a “significant risk” device. Even if FDA approval of an IDE is not required, clinical studies of non-significant risk devices are still subject to significant regulation and oversight, including requirements for monitoring, recordkeeping, reporting, obtaining informed consent, and institutional review board approval. A similar set of requirements governs FDA approval of pharmaceuticals. Development of new pharmaceuticals, such as imaging agents, typically begins with extensive pre-clinical R&D, followed by approval of an IND, and then, upon successful completion of several phases of rigorous clinical trials, the filing and request for FDA approval of an NDA. For both medical device and pharmaceutical products, the FDA premarket review process is rigorous and not always predictable. The FDA can delay, limit, or deny clearance or approval of a product, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Once a medical device or pharmaceutical is cleared or approved, a manufacturer must notify the FDA of certain changes to the product. In the case of 510(k) medical devices, the FDA requires a device manufacturer to document its determination of whether or not a modification requires a new clearance. The FDA can review a manufacturer’s decision not to file and may disagree and require a 510(k) submission or take other regulatory actions or enforcement. Modifications to a PMA-approved device may require either submission of a PMA supplement for review and approval by the FDA prior to implementing the modification or a notification in an annual report. For pharmaceuticals, FDA approval is required before making changes to the product’s formulation, dosage, or strength, and we must submit an IND if we intend to market an approved pharmaceutical product for a new use or in a new form. We may not be able to obtain additional FDA clearance or approval for new products or for modifications to, or additional indications for, already approved or cleared products in a timely fashion, or at all. Delays in obtaining required future clearances or approvals could harm our financial performance and future growth. If we make additional modifications in the future that we believe do not or will not require additional clearances or approvals, the FDA may disagree and subsequently require a submission. We may also be required to recall or to stop selling our products as modified. This could impact our reputation, harm our operating results, or require us to redesign our products. In these circumstances, we may also be subject to legal or regulatory actions.

The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our offerings to ensure that our claims are consistent with our regulatory clearances and approvals, that there is data to substantiate the claims, and that our materials are not false or misleading. If we or any of our suppliers, channel partners, or agents fail to comply with FDA, FTC, and other applicable U.S. regulatory requirements or any such promotional labeling and advertising are perceived to potentially be false, misleading, or otherwise not permissible, we may face legal or regulatory actions.

As a device manufacturer, we are required to report to the FDA within specific timelines when any of our devices may have caused or contributed to death or serious injury, or when any of our devices has malfunctioned and would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. We are also required to report adverse drug events associated with use of our pharmaceutical products. If these reports are not filed in a timely manner, regulators may impose sanctions impacting product sales, and we may be subject to product liability or regulatory enforcement actions, all of which would harm our business.

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

Following FDA clearance or approval of a medical device or pharmaceutical product, our activities are subject to ongoing FDA regulation and monitoring. We are subject to the FDA’s requirements for registration and listing, as well as cGMPs, which are intended to ensure that our products are safe and consistently meet applicable requirements and specifications. The FDA’s cGMPs (referred to in the medical device context as the medical device Quality System Regulation (“QSR”)) set forth minimum requirements for the methods, facilities, and controls used in the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, adverse event reporting, labeling, packaging, sterilization, storage, and shipping of our medical devices and pharmaceutical products. We are also required to comply with other federal and state regulations for medical devices, radiation-emitting products, and pharmaceutical products. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic announced or unannounced inspections by the FDA to determine compliance with QSR, cGMPs, and similar regulatory requirements. In connection with these inspections, if the FDA believes a manufacturer has failed to comply with applicable regulations or procedures, it may issue observations through a “Form 483.” If these observations are not addressed sufficiently or in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter or proceed directly to other forms of enforcement. If a Warning Letter is issued, prompt corrective action is required to come into compliance. Failure to respond timely to Form 483 observations, a Warning Letter, or other notice of non-compliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the partial or total shutdown of our affected production facilities, denial of importation into the United States for products manufactured in affected non-U.S. locations, adverse publicity, and criminal and civil fines. The FDA also may request that we enter into a consent decree imposing substantial fines or permanent injunction under which our activities are substantially curtailed or subject to rigorous ongoing regulatory scrutiny. A failure to enter into or comply with a consent decree with the FDA or similar agreements with governmental entities could result in enforcement actions by the FDA or other governmental entities, liquidated damages, fines, penalties, civil or criminal liability, and other interruptions to, or expenses for, our business.

We also participate in the MDSAP, which is recognized by regulators in Australia, Brazil, Canada, Japan, and the United States. Audits are conducted by a third-party audit organization that has been approved by the MDSAP consortium and include audits against ISO 13485, a standard issued by the International Organization for Standardization and the specific regulatory requirements of the five participating countries. We are participating in MDSAP across all of our relevant medical device manufacturing sites. A satisfactory audit with no significant findings will result in acceptance of the audit results by all five regulators and will be in lieu of a routine audit by each of these regulators. However, an audit that results in significant non-conformances will highlight the relevant issues to all five regulators and will likely result in follow-up inspections by one or more of these regulators. In addition, participating regulators reserve the right to conduct directed inspections if any other items rise to their attention, such as product recalls or other post-market issues. We are MDSAP-certified at all of our relevant sites; further, MDSAP certification is mandatory in Canada in order to maintain regulatory licenses and to sell products in Canada. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Compliance with laws and regulations applicable to the manufacture and distribution of our products outside the United States may be costly, and failure to comply may result in significant penalties.

In general, outside the United States, our products are regulated as medical devices or pharmaceuticals by foreign governmental agencies similar to the FDA, but regulatory requirements affecting our operations and sales vary from country to country. To market our products internationally in compliance with applicable medical device and pharmaceutical regulations, we must obtain approvals for products and product modifications. These processes can be time-consuming, expensive, and uncertain, which can delay our ability to market products in those countries. Delays or failure to receive regulatory approvals, the inclusion of significant limitations on the indicated uses of a product, the loss of previously obtained approvals, or failure to comply with existing or future regulations could restrict or prevent us from doing business in a country or subject us to enforcement actions and civil or criminal penalties, which would adversely affect our business.

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

Some of our products are also regulated under other product-specific laws and regulations. Any efforts to send direct marketing to potential consumers of our products would need to comply with EU rules regulating such marketing, including the e-Privacy Directive 2002/58 and member state laws transposing that Directive. There are also EU laws regulating e-commerce activities more generally. Failure to comply with any such applicable laws, rules, or regulations could have a material adverse effect on our business and results of operations.

In addition to the above, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons in conducting activities, transacting business with, or making investments in certain countries or with governments, entities, and individuals subject to U.S. economic sanctions. Furthermore, the U.S. Department of Commerce Bureau of Industry and Security administers export controls that apply to products, software, and technology. Due to our international operations, we are subject to such laws and regulations, which are complex, restrict our business dealings with certain countries and individuals, and are constantly changing. There can be no guarantee that policies and procedures we have that are designed to assist us in complying will be effective in preventing us from a violation of these laws and regulations. Such a violation could result in potential civil penalties or criminal fines or imprisonment and have a material adverse effect on our business results, cash flows, financial condition, or prospects.

The misuse or off-label use of our products may harm our reputation or, if we are deemed to have engaged in the promotion of these uses, result in costly investigations, fines, or sanctions by regulatory bodies.

Regulatory authorities in many countries regulate the advertising and promotion of our offerings to ensure that our claims are consistent with our regulatory clearances and approvals, that there is data to substantiate the claims, and that our materials are not false or misleading. If we or any of our suppliers, channel partners, or agents fail to comply with laws and regulations related to promotion or any such promotional labeling and advertising are perceived to potentially be false, misleading, or otherwise not permissible, we may face legal or regulatory actions.

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

As a condition to granting marketing authorization of a medical device or pharmaceutical product, the FDA may require a company to conduct additional clinical trials or surveillance studies. The outcomes of these post-market trials could result in the loss of marketing authorization, changes in product labeling, or new or increased concerns about the safety or efficacy of a product. Regulatory agencies in countries outside of the United States often have similar authority and may impose comparable requirements. Post-marketing studies, whether conducted by us or by others, and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect the availability or commercial potential of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on the availability or commercial potential of the affected products. Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived safety issues or uncertainty regarding efficacy and, in some cases, could result in updated labeling, restrictions on use, product withdrawal, or recall. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Demand for some of our products depends on capital spending policies of our customers and on government funding policies.

Our customers include hospitals, universities, healthcare providers, government agencies, and public and private research institutions. Many factors, including public policy spending priorities, available resources, and product and economic cycles, have a significant impact on the capital spending policies of these entities. Impasses in national, regional, or local government budgeting decisions, including as a result of a possible U.S. federal government shutdown, could lead to substantial delays or reductions in governmental spending.

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

Additionally, the U.S. healthcare industry has undergone significant changes designed to help increase access to medical care, improve safety and patient outcomes, contain costs, and increase efficiencies. These changes include a general decline in and/or changes to public and private insurer reimbursement levels and payment models and the industry shifting away from traditional healthcare venues like hospitals and toward clinics, physician offices, and patients’ homes. We expect the U.S. healthcare industry to continue to change in the future, which may adversely affect our business results, cash flows, financial condition, or prospects.

RISKS RELATING TO OUR SPIN-OFF FROM GE.

If our Spin-Off from GE is determined to be a taxable transaction, it could result in significant tax liability to GE and its stockholders and we could have an indemnification obligation to GE, which could adversely affect our business, financial condition, cash flows, and results of operations.

Prior to the completion of the Spin-Off, GE received (i) a private letter ruling from the Internal Revenue Service (the “IRS”) to the effect that, among other things, our Spin-Off from GE will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) and (ii) a written opinion from each of Paul, Weiss, Rifkind, Wharton & Garrison LLP and Ernst & Young, LLP (“EY”) to the effect that the Spin-Off will qualify for non-recognition of gain and loss under Section 355 and related provisions of the Code.

The opinion of counsel and the opinion of EY do not address any U.S. state or local or foreign tax consequences of the Spin-Off.

In addition, the opinion of counsel, the opinion of EY, and the private letter ruling rely on certain facts, assumptions, representations, and undertakings from GE and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not otherwise satisfied, GE and its stockholders may not be able to rely on the opinion of counsel, the opinion of EY, or the private letter ruling and could be subject to significant tax liabilities.

The opinion of counsel and the opinion of EY is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Notwithstanding the opinion of counsel, the opinion of EY, or the private letter ruling, the IRS could determine on audit that the Spin-Off or any of certain related transactions is taxable if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of GE or us after the Spin-Off. If the conclusions expressed in the opinion of counsel or the opinion of EY are challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences of the Spin-Off (including the tax consequences to GE and the U.S. Holders (as defined in the Code)) could be materially less favorable.

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

For example, if we or our stockholders were to engage in transactions that resulted in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Spin-Off, the Spin-Off would generally be taxable to GE, but not to GE stockholders, under Section 355(e), unless it were established that such transactions and the Spin-Off were not part of a plan or series of related transactions. If the Spin-Off were taxable to GE due to such a 50% or greater change by vote or value in the ownership of our stock, GE would recognize a gain equal to the excess of the fair market value on January 3, 2023 of our common stock distributed to GE stockholders over GE’s tax basis in our common stock, and we generally would be required to indemnify GE for the tax on such gain and related expenses. Those amounts could be material. Any such indemnification obligation could adversely affect our business, financial condition, cash flows, and results of operations.

We agreed to numerous restrictions to preserve the non-recognition tax treatment of our Spin-Off from GE, which may reduce our strategic and operating flexibility.

To preserve the tax-free nature of the Spin-Off and related transactions, we agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355 and related provisions of the Code, as well as state, local, and foreign tax law. These covenants include certain restrictions on our activity for a period of two years following the Spin-Off.

Specifically, we are subject to certain restrictions on our ability to enter into acquisition, merger, liquidation, sale, and stock redemption transactions with respect to our stock or assets, and we are required to indemnify GE against any resulting tax liabilities even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable.

We have limited operating history as an independent, publicly traded company, and our pre-Spin-Off historical combined financial information is not necessarily representative of the results we may have achieved as an independent, publicly traded company and may not be a reliable indicator of our post-Spin-Off results.

We derived the historical combined financial information relating to years ended December 31, 2022 and 2021 included in this Annual Report on Form 10-K from GE’s consolidated financial statements, and this information does not necessarily reflect the results of operations, cash flows, and financial position we may have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

•Prior to the Spin-Off, we operated as part of GE, and GE performed various corporate functions for us. Our combined financial information relating to the years ended December 31, 2022 and 2021 reflects allocations of corporate expenses from GE for these functions. These allocations are not necessarily reflective of the costs we currently incur, nor the costs we may incur in the future, for similar services as an independent, publicly traded company.

•We entered into agreements with GE in connection with the Spin-Off, such as GE’s provision of transition and other services, and undertook indemnification obligations, which has caused us to incur new costs following the Spin-Off and may cause us to incur additional costs in the future.

•We may incur increased costs as a result of the loss of synergies previously enjoyed by operating as part of GE. In addition, our combined financial data relating to the years ended December 31, 2022 and 2021 does not include an allocation of interest expense comparable to the interest expense we incurred as a result of the Spin-Off, including interest expense in connection with our incurrence of indebtedness.

Following the Spin-Off, we have been responsible for additional costs associated with being an independent, publicly traded company, including costs related to corporate governance, investor and public relations, and public financial reporting. For additional information about our past financial performance and the basis of presentation of our consolidated and combined financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated and combined financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Beginning with this Annual Report on Form 10-K, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”), which requires annual management assessments of the effectiveness of our internal control over financial reporting. Under the Sarbanes Oxley Act, we are also required to maintain effective disclosure controls and procedures. We cannot be certain that the measures we have taken to upgrade our systems, implement additional financial and management controls, reporting systems, and procedures, and hire additional accounting and financial staff will ensure that we continue to maintain adequate controls over our financial processes and reporting. Because of its inherent limitations, internal control over financial reporting might not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for shares of our common stock, and could adversely affect our ability to access the capital markets.

Certain of our directors and employees may have actual or potential conflicts of interest because of their financial interests in GE or because of their previous or continuing positions with GE.

Because of their current or former positions with GE, certain of our executive officers and directors own equity interests in both us and GE. Continuing ownership of GE shares and equity awards could create, or appear to create, potential conflicts of interest if we and GE face decisions that could have implications for both us and GE. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and GE regarding the terms of the agreements governing the Spin-Off and distribution of approximately 80.1% of our common stock to holders of GE’s common stock as of the close of business on December 16, 2022, and our relationship with GE. Potential conflicts of interest may also arise out of any commercial arrangements that we or GE may enter into in the future.

We or GE may fail to perform under various transaction agreements executed as part of the Spin-Off.

In connection with the Spin-Off, we and GE entered into various transaction agreements related to the Spin-Off. These agreements govern our relationship with GE and we rely on GE to satisfy its performance obligations under these agreements. If we or GE do not satisfy our respective obligations under these agreements, including indemnification obligations, our business, results of operations, cash flows, and financial condition could be adversely affected. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

RISKS RELATING TO FINANCING AND CAPITAL MARKETS ACTIVITIES.

We may not be able to access the capital markets on terms that are favorable to us, or at all.

The capital markets may experience extreme volatility or disruptions that may lead to uncertainty and liquidity issues for both borrowers and investors. We may seek to access the capital markets to supplement our existing funds and cash generated from operations to satisfy our needs for working capital, to meet capital expenditure and debt service requirements, and for other business initiatives. In the event of adverse capital market conditions, we may be unable to obtain capital market financing on favorable terms, or at all. Furthermore, changes in our credit ratings issued by nationally recognized credit rating agencies could adversely affect our ability to obtain financing and the cost of such financing. In addition, a prolonged period of volatile and unstable capital markets conditions may increase our funding costs and negatively affect market risk mitigation strategies. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, prospects, and the market price of our securities.

Our level of indebtedness, as well as our ability to comply with covenants under our debt instruments, could adversely affect our business, results of operations, cash flows, and financial condition.

We have approximately $9,442 million of borrowings outstanding as of December 31, 2023, and we may incur additional indebtedness in the future. Our existing debt, together with any additional indebtedness that we may incur, could have important consequences, including, but not limited to:

•requiring a substantial portion of our cash flow from operations to make principal and interest payments;

•making it more difficult to satisfy other obligations;

•reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business;

•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;

•increasing our vulnerability to general adverse economic and industry conditions;

•limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

•limiting our ability to borrow additional funds as needed to take advantage of business opportunities as they arise, pay cash dividends, or repurchase our common stock.

The debt instruments that compromise our indebtedness may contain restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt. To the extent that we incur additional indebtedness, the risks described above could increase.

Our ability to make payments on and to refinance our indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash from operations, financings, or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Additionally, a substantial portion of our total consolidated cash is held overseas and may not be efficiently accessible to fund our debt obligations, which are primarily held in the United States.

A lowering or withdrawal of the ratings, outlook, or watch assigned to our debt by rating agencies may increase our future borrowing costs, reduce our access to capital, and adversely impact our financial performance.

Our indebtedness has investment-grade credit ratings, and any credit rating, outlook, or watch assigned could be lowered or withdrawn entirely by a credit rating agency if, in that credit rating agency’s judgment, current or future circumstances relating to the basis of the credit rating, outlook, or watch, such as adverse changes to our business, so warrant. Any future lowering of our credit ratings, outlook, or watch likely would make it more difficult or more expensive for us to obtain additional debt financing. Moreover, a reduction in our credit rating to below investment-grade could cause certain customers and suppliers to reduce or cease to do business with us, which would adversely impact our financial performance.

Substantial sales of our common stock, including the disposition by GE of shares of our common stock that it retained after the Spin-Off, could cause our stock price to decline or be volatile.

GE owns approximately 13.5% of our outstanding common stock. GE has stated that it currently intends to monetize its remaining ownership of our common stock over time. Prior to the Spin-Off, we entered into a stockholder and registration rights agreement under which we agreed, upon the request of GE, to use our reasonable best efforts to effect a registration under applicable federal and state securities laws of any shares of our common stock retained by GE to facilitate GE’s disposition of our common stock. Sales of significant amounts of our common stock or the perception in the market that such sales might occur may decrease the market price of our common stock.

Holders of our common stock may be diluted due to future equity issuances.

In the future, we may issue shares of our common stock for acquisitions, capital market transactions, or otherwise. We also plan to issue additional stock-based awards, including annual awards, new hire awards, and periodic retention awards, as applicable, to our directors, officers, and other employees under our employee benefit plans as part of our ongoing equity compensation programs. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

Certain provisions in our certificate of incorporation, bylaws, and Delaware law may discourage takeovers and limit the power of our stockholders.

Several provisions of our certificate of incorporation, bylaws, and Delaware law may discourage, delay, or prevent a merger or acquisition. These include, among others, provisions that (i) establish advance notice requirements for stockholder nominations and proposals; (ii) limit the ability of stockholders to call special meetings or act by written consent; (iii) provide the Board the right to issue shares of preferred stock without stockholder approval; and (iv) provide for the ability of our directors, and not stockholders, to fill vacancies on the Board (including those resulting from an enlargement of the Board). In addition, we are subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which could have the effect of delaying or preventing a change of control that stockholders may favor.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent, or stockholder to us or our stockholders, any action asserting a claim arising pursuant to the DGCL, the certificate of incorporation, or the bylaws, or any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery within the State of Delaware lacks jurisdiction over such action, the action may be brought in another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then in the United States District Court for the District of Delaware. Additionally, our certificate of incorporation states that the foregoing provision will not apply to claims arising under the Securities Act of 1933, as amended (the “Securities Act”). Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

CYBERSECURITY RISK MANAGEMENT.

GE HealthCare employs practices, processes, and procedures to proactively and comprehensively manage risks, including risks related to cybersecurity, through its enterprise risk management (“ERM”) program. We aim to identify material cybersecurity risks via multiple strategies, including user and external reporting, audit and assessment activities, and technology programs. We utilize risk identification and risk mitigation strategies.

•Risk identification begins with understanding the devices and equipment in use across the company, including laptops and other data devices, industrial equipment and machinery, and associated risks related to the use of those devices and equipment.
•Risk mitigation entails protecting our data and operational systems via a system of controls. We monitor and collect data about the devices and users that touch our network resources, reviewing this data for anomalies. When we identify anomalies, we investigate to determine if the anomaly represents a threat. We have a process to contain and remediate identified threats. As discussed further below, we have incident response processes in place to utilize in case of threats or incidents. We conduct regular crisis simulations.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our ERM assessment program as well as our cybersecurity-specific risk identification program, as discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data, or facilities that house such systems or data, and monitor cybersecurity threat risks identified through such diligence.

We have a dedicated team of cyber professionals who report to our Chief Information Security Officer (“CISO”). This team publishes information technology and security policies, measures compliance, and operates a program to mitigate risks and threats. Our risk mitigation activities include network segmentation, cyber protection and containment, detection and reaction, and recovery. This team operates to decrease the risk of cyber incidents having a material impact. We measure our programs against the National Institute of Standards and Technology Cyber Security Framework and regularly test our controls and incident response plans.

We maintain incident response plans that guide our activities in preparing for, detecting, responding to, and recovering from cybersecurity incidents. These plans cover the range of activities we undertake in connection with responding to cybersecurity incidents, including assessment, investigation, containment, remediation, and mitigation, as well as compliance with legal obligations including any necessary regulatory reporting.

As part of these processes, we regularly engage with assessors, consultants, auditors, and other third parties to review our cybersecurity program to help identify areas for continued focus, improvement, and compliance.

We describe whether and how cybersecurity-related risks could materially affect our business under the heading “Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business” under Item 1A. “Risk Factors.”

CYBERSECURITY GOVERNANCE.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Audit Committee of our Board is responsible for the oversight of cybersecurity-related risks. The Audit Committee regularly receives reports from management on our cybersecurity threat risk management and strategy processes, including on topics such as our data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, incident response plans, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to these risks. The Audit Committee received reports from our Chief Information Officer (“CIO”) and/or CISO four times in 2023.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our CISO. The CISO works closely with the CIO, Chief Privacy Officer (“CPO”), and other members of the legal team who report to the General Counsel to review the cybersecurity program while monitoring global data protection regulations and cyber security laws. The CISO, CIO, and CPO, collectively, have over 35 years of work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. Our CISO is currently a board member for the National Technology Security Coalition, a non-profit, non-partisan trade association serving as the voice of CISOs to help improve national cybersecurity and has served on the board of advisors of many security technology companies.

ITEM 2. PROPERTIES

GE HealthCare is a global organization with major centers in or near Chicago, Milwaukee, Paris, Bangalore, and Shanghai, and is headquartered in Chicago, Illinois. We own or lease over 300 facilities around the world excluding third-party logistics sites. We have 43 manufacturing facilities, of which 31 are owned. We have 16 manufacturing facilities located in the United States and 27 located outside of the United States, including in China, India, Israel, Mexico, Brazil, Austria, Denmark, France, Germany, Ireland, the Netherlands, Norway, Sweden, Finland, South Korea, and Japan. Many of these facilities serve more than one business line and may be used for multiple purposes, such as administration, sales, research, manufacturing, warehousing, service, and distribution. We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3. LEGAL PROCEEDINGS

Information on material pending legal proceedings is incorporated herein by reference to the information set forth in Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” to the financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRINCIPAL MARKET

The principal market on which GE HealthCare’s common stock is traded is The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “GEHC”.

A “when issued” trading market for GE HealthCare’s common stock began on Nasdaq on December 16, 2022, and “regular way” trading of GE HealthCare’s common stock began on January 4, 2023. Prior to December 16, 2022 there was no public market for GE HealthCare’s common stock.

SHAREHOLDERS

There were 198,387 shareholders of record of GE HealthCare common stock as of January 30, 2024.

DIVIDENDS

We declared and paid a quarterly dividend of $0.03 per share to our stockholders of record for the first, second, and third quarter of 2023. In the fourth quarter of 2023, we declared a dividend of $0.03 to be paid in the first quarter of 2024.

The timing, declaration, amount, and payment of future dividends to stockholders, if any, will fall within the discretion of the Board of Directors taking into consideration matters such as the capital needs of GE HealthCare and opportunities to retain future earnings for use in the operation of our business and to fund future growth.

STOCK PERFORMANCE GRAPH

The following graph compares the total return on the Company’s common stock for the last 12 months with the Standard & Poor’s (“S&P”) 500 and S&P 500 Healthcare indices. The graph assumes $100 was invested in each of these indices on the first day of “regular way” trading for our common stock, and that all dividends were reinvested.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated and combined financial statements and corresponding notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis provide information management believes to be relevant to understanding the financial condition and results of operations of GE HealthCare Technologies Inc. (“GE HealthCare,” the “Company,” “our,” or “we”) for the years ended December 31, 2023 and 2022. For additional information on the year ended December 31, 2021 and year-over-year comparisons to December 31, 2022, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in Item 1A. “Risk Factors”. Actual results may differ materially from these expectations; see “Forward-Looking Statements.”

The following tables are presented in millions of United States (“U.S.”) dollars unless otherwise stated, except for per-share amounts which are presented in U.S. dollars.

Unless the context otherwise requires, references to “GE HealthCare,” “we,” “us,” “our,” and the “Company” refer to (1) General Electric Company’s (“GE’s”) healthcare business prior to the previously announced spin-off of the Company on January 3, 2023 (the “Spin-Off”) as a carve-out business of GE with related combined financial statements and (2) GE HealthCare Technologies Inc. and its subsidiaries following the Spin-Off with related consolidated financial statements.

GE HealthCare’s operations are organized and managed through four reportable segments: Imaging, Ultrasound, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”) and we evaluate their operating performance using revenue and Segment EBIT. For additional information on the nature of our business see Item 1. “Business.”

TRENDS AND FACTORS IMPACTING OUR PERFORMANCE

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and particularly in Item 1A. “Risk Factors.”

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Manufacturing, Sourcing, and Supply Chain Management
Our suppliers must provide us with quality products in substantial quantities, in compliance with regulatory requirements, at acceptable costs and on a timely basis. Trends affecting the supply chain for the previous two years include the impact of increasing prices of labor and raw materials, limitations on capacity, and increased cost of shipping. While we have seen some easing of these pressures in 2023, continued cost inflation or the return of material scarcity in our supply chain could have adverse impacts on our future results.

Russia and Ukraine Conflict
We had $153 million and $143 million of assets in, or directly related to, Russia and Ukraine as of December 31, 2023 and December 31, 2022, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $340 million and $395 million from customers in these two countries for the years ended December 31, 2023 and December 31, 2022, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. In May 2023, the U.S. Department of Commerce implemented expanded measures that require us to obtain a license for the export, re-export, or transfer of specified medical equipment and spare parts to customers in Russia. The European Union and other countries have also expanded licensing requirements for certain spare parts and other items. We have successfully applied and continue to apply for the licenses required to supply to these customers. The implementation of these measures affected our ability to supply customers in Russia during the last three quarters of 2023 and will continue to do so as we continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we applied, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. The Board, together with management, will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

Seasonality
Our revenues and operating profits vary from quarter to quarter. Revenues in the fourth quarter have historically been higher than in other quarters due to the spending patterns of our customers. In addition, cash from operating activities is typically higher in the fourth quarter sequentially as inventories are lower as a result of higher revenues.

OPERATION AS A STAND-ALONE COMPANY.

Financial Presentation Under GE Ownership
GE HealthCare utilized allocations and carve-out methodologies through the date of the Spin-Off to prepare historical combined financial statements. The combined financial statements herein for periods prior to the Spin-Off may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us, and may not reflect our results of operations, financial position, and cash flows had we been a separate, stand-alone company during the historical periods presented. For additional information, see Note 1, “Organization and Basis of Presentation” to the consolidated and combined financial statements.

Stand-Alone Company Expenses
As a result of the Spin-Off, we are subject to the requirements of the federal and state securities laws and stock exchange requirements. We have established additional procedures and practices as a stand-alone public company. As a result, we have and will continue to incur additional costs related to external reporting, internal audit, treasury, investor relations, Board of Directors and officers, and stock administration.

Pension and Other Benefit-Related Liabilities
In connection with the Spin-Off, on January 1, 2023, GE HealthCare assumed a net postretirement benefit obligation of $4,045 million, in addition to the existing GE HealthCare net postretirement benefit obligation of $278 million, for a total net obligation of $4,323 million.

The value of the assets and liabilities as of December 31, 2023, including the plans sponsored by GE HealthCare prior to the Spin-Off, are shown in the table below. As a result of the liabilities and assets transferred to GE HealthCare on January 1, 2023, we disclose in the following table postretirement plans with assets or obligations that exceed $50 million as of December 31, 2023. Refer to Note 10, “Postretirement Benefit Plans” to the consolidated and combined financial statements for further details related to these plans.

	Projected benefit obligations	Fair value of plan assets	Funded status - surplus (deficit)
GE HealthCare Pension Plan	$16,138	$14,700	$(1,438)
GE HealthCare Supplementary Pension Plan	2,022	—	(2,022)
Total Principal Pension Plans	18,160	14,700	(3,460)
Other Pension Plans(1)	4,588	4,518	(70)
OPEB Plans(1)	1,133	—	(1,133)
Total	$23,881	$19,218	$(4,663)
(1) As defined in Note 10, “Postretirement Benefit Plans” to our consolidated and combined financial statements.

Compensation
We have and expect to continue to institute competitive compensation policies and programs as an independent public company. The expense for these policies and programs will increase from the compensation expense allocated by GE in years prior to the Spin-Off, driven primarily by higher cash and stock compensation to retain employees and align more closely with industry peers.

SUMMARY OF KEY PERFORMANCE MEASURES
Management reviews and analyzes several key performance measures including Total revenues, Remaining Performance Obligations (“RPO”), Operating income, Net income attributable to GE HealthCare, Earnings per share – continuing operations, and Cash from (used for) operating activities – continuing operations. Management also reviews and analyzes Organic revenue*, Adjusted Earnings Before Interest and Taxes* (“Adjusted EBIT*”), Adjusted net income*, Adjusted tax expense*, Adjusted effective tax rate* (“Adjusted ETR*”), Adjusted earnings per share*, and Free cash flow*, which are non-GAAP financial measures. These measures are reviewed and analyzed in order to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions, including those discussed below. See “Results of Operations” and “Liquidity and Capital Resources” below for further discussion on our key performance measures.

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

____________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS
The following tables set forth our results of operations for each of the periods presented.

Consolidated and Combined Statements of Income
	For the years ended December 31
	2023	2022
Sales of products	$13,127	$12,044
Sales of services	6,425	6,297
Total revenues	19,552	18,341
Cost of products	8,465	7,975
Cost of services	3,165	3,187
Gross profit	7,922	7,179
Selling, general, and administrative	4,282	3,631
Research and development	1,205	1,026
Total operating expenses	5,487	4,657
Operating income	2,435	2,522
Interest and other financial charges – net	542	77
Non-operating benefit (income) costs	(382)	(5)
Other (income) expense – net	(86)	(62)
Income from continuing operations before income taxes	2,361	2,512
Benefit (provision) for income taxes	(743)	(563)
Net income from continuing operations	1,618	1,949
Income (loss) from discontinued operations, net of taxes	(4)	18
Net income	1,614	1,967
Net (income) loss attributable to noncontrolling interests	(46)	(51)
Net income attributable to GE HealthCare	$1,568	$1,916

TOTAL REVENUES AND RPO.

Revenues by Segment
	For the years ended December 31
	2023	2022	% change	% organic* change
Segment revenues
Imaging	$10,581	$9,985	6%	7%
Ultrasound	3,457	3,422	1%	2%
PCS	3,142	2,916	8%	8%
PDx	2,306	1,958	18%	18%
Other(1)	66	60
Total revenues	$19,552	$18,341	7%	8%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents the HealthCare Financial Services (“HFS”) business which does not meet the definition of an operating segment.

Revenues by Region
	For the years ended December 31
	2023	2022	% change
United States and Canada (“USCAN”)	$8,551	$8,130	5%
Europe, the Middle East, and Africa (“EMEA”)	5,058	4,684	8%
China region	2,785	2,531	10%
Rest of World	3,158	2,996	5%
Total revenues	$19,552	$18,341	7%
____________________
*Non-GAAP Financial Measure

For the year ended December 31, 2023
Total revenues were $19,552 million, growing 7% or $1,211 million as reported and 8% organically*. The reported growth was primarily due to Sales of products growing 9% or $1,083 million as reported, with growth across all segments.
The segment revenues were as follows:

•Imaging segment revenues were $10,581 million, growing 6% or $596 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 7% primarily due to growth in Magnetic Resonance and MI/CT product lines, due to supply chain fulfillment improvements, new product introductions, and an increase in price;
•Ultrasound segment revenues were $3,457 million, growing 1% or $35 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 2% primarily due to growth in Cardiovascular and Point of Care and Handheld product lines due to new product introductions, an increase in price, and supply chain fulfillment improvements;
•PCS segment revenues were $3,142 million, growing 8% or $226 million due to growth in Monitoring Solutions and Consumables and Services product lines driven by an increase in price and operational improvements; and
•PDx segment revenues were $2,306 million, growing 18% or $348 million with growth across all regions due to an increase in price and improved demand.

The regional revenues were as follows:

•USCAN revenues were $8,551 million, growing 5% or $421 million due to growth across all segments;
•EMEA revenues were $5,058 million, growing 8% or $374 million due to growth in Imaging and PDx;
•China region revenues were $2,785 million, growing 10% or $254 million due to growth across all segments, partially offset by unfavorable foreign currency impacts; and
•Rest of World revenues were $3,158 million, growing 5% or $162 million due to growth in Imaging and PDx, partially offset by unfavorable foreign currency impacts.

Remaining Performance Obligations
	As of
	December 31, 2023	December 31, 2022	% change
Products	$4,930	$4,992	(1)%
Services	9,725	9,351	4%
Total RPO	$14,655	$14,343	2%

RPO represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. RPO as of December 31, 2023 increased 2% from December 31, 2022, primarily due to new and renewals of multi-year service contracts in USCAN and EMEA.

____________________
*Non-GAAP Financial Measure

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the years ended December 31
	2023	% of Total revenues	2022	% of Total revenues	% change
Operating income	$2,435	12.5%	$2,522	13.8%	(3)%
Net income attributable to GE HealthCare	1,568	8.0%	1,916	10.4%	(18)%
Adjusted EBIT*	2,956	15.1%	2,861	15.6%	3%
Adjusted net income*	1,797	9.2%	2,103	11.5%	(15)%
For the year ended December 31, 2023

Operating income was $2,435 million, a decrease of $87 million and 130 basis points as a percent of Total revenues. The decrease as a percent of Total revenues was due to the following factors:

•Cost of products sold increased $490 million but decreased 170 basis points as a percent of Sales of products. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our products, partially offset by cost inflation. Cost of services sold decreased $22 million or 130 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our service offerings, partially offset by cost inflation. Included in our total cost of revenue as part of our product investment was $438 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $429 million for the prior year comparable period; and
•Total operating expenses increased $830 million due to an increase in Selling, general, and administrative (“SG&A”) expense of $651 million driven by increased costs associated with both the one-time stand-up and recurring operations of a standalone company and commercial and marketing investments and an increase in R&D investments of $179 million. As a result, SG&A as a percentage of Total revenues increased by 210 basis points and R&D as a percentage of Total revenues increased by 60 basis points.

Net income attributable to GE HealthCare and Net income margin were $1,568 million and 8.0%, a decrease of $348 million and 240 basis points, respectively, primarily due to the following factors:

•Operating income decreased $87 million, as discussed above;
•Interest and other financial charges – net increased $465 million primarily due to interest expense related to the debt securities issued by GE HealthCare in November of 2022 and the Term Loan Facility drawn upon in January of 2023;
•Non-operating benefit income increased $377 million primarily related to the pension plans transferred to GE HealthCare as part of the Spin-Off; and
•Provision for income taxes increased $180 million primarily due to the tax effect of foreign currency movement, the impact of the Tax Matters Agreement, including the effect of completing the 2022 U.S. federal tax return, taxes accrued for the future repatriation of current earnings with a one-time charge for prior period earnings of certain of our foreign subsidiaries, and the impact of adjusting deferred tax assets and liabilities to standalone GE HealthCare tax rates. For additional detail regarding our income taxes, see Note 11, “Income Taxes” to the consolidated and combined financial statements.

Adjusted EBIT* and Adjusted EBIT margin* were $2,956 million and 15.1%, an increase of $95 million but a decrease of 50 basis points, respectively, primarily due to an increase in Total revenues, offset by an increase in Total operating expenses, excluding the impact of one-time Spin-Off and separation costs, as discussed above.

Adjusted net income* was $1,797 million, a decrease of $306 million primarily due to higher Interest and other financial charges – net, partially offset by an increase in Operating Income, excluding the impact of one-time Spin-Off and separation costs, as discussed above.

____________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS – SEGMENTS

We exclude from Segment EBIT certain corporate-related expenses and certain transactions or adjustments that our Chief Operating Decision Maker (which is our Chief Executive Officer) considers to be non-operational, such as Interest and other financial charges – net, Benefit (provision) for income taxes, Restructuring costs, Acquisition and disposition-related benefits (charges), Spin-Off and separation costs, Non-operating benefit (income) costs, Gain (loss) on business and asset dispositions, Amortization of acquisition-related intangible assets, Net (income) loss attributable to noncontrolling interests, Income (loss) from discontinued operations, net of taxes, and Investment revaluation gain (loss). See “Results of Operations” section above for discussion on the performance of segments on revenue.

Segment EBIT
	For the years ended December 31
	2023	% of segment revenues	2022	% of segment revenues	% change
Segment EBIT
Imaging	$1,124	10.6%	$1,100	11.0%	2%
Ultrasound	821	23.7%	908	26.5%	(10)%
PCS	383	12.2%	341	11.7%	12%
PDx	617	26.8%	520	26.6%	19%
Other(1)	11		(8)
	$2,956		$2,861		3%
(1)Financial information not presented within the reportable segments, shown within the Other category, represents the HFS business and certain other business activities which do not meet the definition of an operating segment.
For the year ended December 31, 2023

•Imaging Segment EBIT was $1,124 million, an increase of $24 million due to cost productivity, an increase in price, and growth in sales volume, largely offset by investments, liquidation of higher-cost inventory, and mix between our product and service offerings;
•Ultrasound Segment EBIT was $821 million, a decrease of $87 million due to cost inflation and investments, partially offset by cost productivity and an increase in price;
•PCS Segment EBIT was $383 million, an increase of $42 million due to cost productivity, an increase in price, and growth in sales volume, partially offset by investments and cost inflation; and
•PDx Segment EBIT was $617 million, an increase of $97 million due to an increase in price, growth in sales volume, and cost productivity, partially offset by cost inflation and investments.

____________________
*Non-GAAP Financial Measure

NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures presented in this Annual Report on Form 10-K are supplemental measures of our performance and our liquidity that we believe help investors understand our financial condition, cash flows, and operating results, and assess our future prospects. We believe that presenting these non-GAAP financial measures, in addition to the corresponding U.S. GAAP financial measures, are important supplemental measures that exclude non-cash or other items that may not be indicative of or related to our core operating results and the overall health of our company. We believe that these non-GAAP financial measures provide investors greater transparency to the information used by management for its operational decision-making and allow investors to see our results “through the eyes of management.” We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. When read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for making financial, operational, and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry.

The non-GAAP financial measures we report include:

Organic revenue and Organic revenue growth rate
We believe that Organic revenue and Organic revenue growth rate, by excluding the effect of acquisitions, dispositions, and foreign currency rate fluctuations, provide management and investors with additional understanding and visibility into the underlying revenue trends of our established, ongoing operations. Organic revenue and Organic revenue growth rate also provide greater insight regarding the overall demand for our products and services.

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

Adjusted tax expense and Adjusted effective tax rate
We believe that Adjusted tax expense and Adjusted effective tax rate provide investors with a better understanding of the normalized tax rate applicable to our business and provide more consistent comparability across periods. Adjusted tax expense excludes the income tax related to the pre-tax income adjustments included as part of Adjusted net income and certain income tax adjustments, such as adjustments to deferred tax assets or liabilities. In addition, we may from time to time consider excluding other nonrecurring tax items to enhance comparability between periods. Adjusted effective tax rate is Adjusted tax expense divided by Income before income taxes less pre-tax income adjustments detailed above in Adjusted net income. However, Adjusted tax expense and Adjusted effective tax rate should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Free cash flow
We believe that Free cash flow provides management and investors with an important measure of our ability to generate cash on a normalized basis. Free cash flow also provides insight into our flexibility to allocate capital, including reinvesting in the Company for future growth, paying down debt, paying dividends, and pursuing other opportunities that may enhance stockholder value. Free cash flow is Cash from (used for) operating activities – continuing operations including cash flows related to the additions and dispositions of PP&E and internal-use software as well as the impact of discontinued factoring programs. Interest expense associated with external debt that was historically held by GE is not recognized in the combined financial statements and related notes. Additionally, Free cash flow does not represent residual cash flows available for discretionary expenditures, due to the fact that the measures do not deduct the payments required for debt repayments.

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

Organic Revenue*	For the years ended December 31
	2023	2022	% change
Imaging revenues	$10,581	$9,985	6%
Less: Acquisitions(1)	1	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(144)	—
Imaging Organic revenue*	$10,724	$9,985	7%
Ultrasound revenues	$3,457	$3,422	1%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(43)	—
Ultrasound Organic revenue*	$3,500	$3,422	2%
PCS revenues	$3,142	$2,916	8%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(16)	—
PCS Organic revenue*	$3,158	$2,916	8%
PDx revenues	$2,306	$1,958	18%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(14)	—
PDx Organic revenue*	$2,320	$1,958	18%
Other revenues	$66	$60	10%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	1	—
Other Organic revenue*	$65	$60	8%
Total revenues	$19,552	$18,341	7%
Less: Acquisitions(1)	1	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(216)	—
Organic revenue*	$19,767	$18,341	8%

(1)	Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction.
(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.
____________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the years ended December 31
	2023	2022	% change
Net income attributable to GE HealthCare	$1,568	$1,916	(18)%
Add: Interest and other financial charges – net	542	77
Add: Non-operating benefit (income) costs	(382)	(5)
Less: Benefit (provision) for income taxes	(743)	(563)
Less: Income (loss) from discontinued operations, net of taxes	(4)	18
Less: Net (income) loss attributable to noncontrolling interests	(46)	(51)
EBIT*	$2,521	$2,584	(2)%
Add: Restructuring costs(1)	54	146
Add: Acquisition and disposition-related charges (benefits)(2)	(15)	(34)
Add: Spin-Off and separation costs(3)	270	14
Add: (Gain) loss on business and asset dispositions(4)	—	(1)
Add: Amortization of acquisition-related intangible assets	127	121
Add: Investment revaluation (gain) loss(5)	(1)	31
Adjusted EBIT*	$2,956	$2,861	3%
Net income margin	8.0%	10.4%	(240) bps
Adjusted EBIT margin*	15.1%	15.6%	(50) bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
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

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.

Adjusted Net Income*	For the years ended December 31
	2023	2022	% change
Net income attributable to GE HealthCare	$1,568	$1,916	(18)%
Add: Non-operating benefit (income) costs	(382)	(5)
Add: Restructuring costs(1)	54	146
Add: Acquisition and disposition-related charges (benefits)(2)	(15)	(34)
Add: Spin-Off and separation costs(3)	270	14
Add: (Gain) loss on business and asset dispositions(4)	—	(1)
Add: Amortization of acquisition-related intangible assets	127	121
Add: Investment revaluation (gain) loss(5)	(1)	31
Add: Tax effect of reconciling items	92	(67)
Add: Certain tax adjustments(6)	80	—
Less: Income (loss) from discontinued operations, net of taxes	(4)	18
Adjusted net income*	$1,797	$2,103	(15)%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)
Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.
(6)
Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of the Company’s foreign subsidiaries for which the Company is no longer permanently reinvested and the impact of adjusting deferred tax assets and liabilities to standalone GE HealthCare tax rates.

____________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the years ended December 31
(In dollars, except shares outstanding presented in millions)	2023	2022	$ change
Diluted earnings per share – continuing operations	$3.04	$4.18	$(1.14)
Add: Deemed preferred stock dividend of redeemable noncontrolling interest	0.40	—
Add: Non-operating benefit (income) costs	(0.83)	(0.01)
Add: Restructuring costs(1)	0.12	0.32
Add: Acquisition and disposition-related charges (benefits)(2)	(0.03)	(0.07)
Add: Spin-Off and separation costs(3)	0.59	0.03
Add: (Gain) loss on business and asset dispositions(4)	—	(0.00)
Add: Amortization of acquisition-related intangible assets	0.28	0.27
Add: Investment revaluation (gain) loss(5)	(0.00)	0.07
Add: Tax effect of reconciling items	0.20	(0.15)
Add: Certain tax adjustments(6)	0.17	—
Adjusted earnings per share*(7)	$3.93	$4.63	$(0.70)
Diluted weighted-average shares outstanding	458	454

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)
Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.
(6)
Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of the Company’s foreign subsidiaries for which the Company is no longer permanently reinvested and the impact of adjusting deferred tax assets and liabilities to standalone GE HealthCare tax rates.

(7)	Adjusted earnings per share* amounts are computed independently, thus, the sum of per-share amounts may not equal the total.

Adjusted Tax Expense* and Adjusted ETR*	For the years ended December 31
	2023	2022
Benefit (provision) for income taxes	$(743)	$(563)
Add: Tax effect of reconciling items	92	(67)
Add: Certain tax adjustments(1)	80	—
Adjusted tax expense*	$(571)	$(630)
Effective tax rate	31.5%	22.4%
Adjusted effective tax rate*	23.7%	22.6%

(1)	Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of the Company’s foreign subsidiaries for which the Company is no longer permanently reinvested and the impact of adjusting deferred tax assets and liabilities to standalone GE HealthCare tax rates.

Free Cash Flow*	For the years ended December 31
	2023	2022	% change
Cash from (used for) operating activities – continuing operations	$2,101	$2,134	(2)%
Add: Additions to PP&E and internal-use software	(387)	(310)
Add: Dispositions of PP&E	1	4
Free cash flow*	$1,715	$1,828	(6)%

____________________
*Non-GAAP Financial Measure

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, our Cash, cash equivalents, and restricted cash balance was $2,504 million. We have historically generated positive cash flows from operating activities from continuing operations. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 9, “Borrowings” to the consolidated and combined financial statements. Historically, we relied on cash pooling arrangements with GE to manage liquidity and fund our operations. Upon completion of the Spin-Off, we ceased participation in GE cash pooling arrangements and our Cash, cash equivalents, and restricted cash are held and used solely for our own ongoing operations and commitments.

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the years ended December 31
	2023	2022
Cash from (used for) operating activities – continuing operations	$2,101	$2,134
Cash from (used for) investing activities – continuing operations	(558)	(398)
Cash from (used for) financing activities – continuing operations	(478)	(822)
Free cash flow*	1,715	1,828

Operating Activities
Cash generated from operating activities in the year ended December 31, 2023 was $2,101 million and included Net income from continuing operations of $1,618 million, non-cash charges for depreciation and amortization of $610 million, and a $127 million outflow from changes in assets and liabilities, primarily driven by company-funded benefit payments for postretirement benefit plans and an increase in receivables, partially offset by lower cash taxes paid and a decrease in inventories.

Cash generated from operating activities in the year ended December 31, 2022 was $2,134 million and included Net income from continuing operations of $1,949 million, non-cash charges for depreciation and amortization of $633 million, and a $448 million outflow from changes in assets and liabilities, primarily driven by an increase in inventory, higher cash taxes paid, and an increase in receivables, partially offset by an increase in accounts payable.

Investing Activities
Cash used for investing activities in the year ended December 31, 2023 was $558 million and primarily included additions to PP&E of $387 million related primarily to manufacturing capacity expansion, new product introductions, and purchases of businesses, net of cash acquired, of $147 million primarily related to Caption Health, Inc. (“Caption Health”). On February 17, 2023, we acquired Caption Health, an AI company whose technology expands access to AI-guided ultrasound screening for novice users.

Cash used for investing activities in the year ended December 31, 2022 was $398 million and primarily included additions to PP&E of $310 million related primarily to manufacturing capacity expansion, and new product introductions.

Financing Activities
Cash used for financing activities in the year ended December 31, 2023 was $478 million and primarily included $1,317 million of transfers to GE, $850 million partial repayment of our outstanding Term Loan Facility, and $211 million of redemption of noncontrolling interests, partially offset by $2,000 million drawdown of the Term Loan Facility.

Cash used for financing activities in the year ended December 31, 2022 was $822 million and primarily included $8,934 million of transfers to GE, partially offset by $8,198 million of newly issued debt.

Free cash flow*
Free cash flow* was $1,715 million for the year ended December 31, 2023 and primarily included $2,101 million of cash generated from operating activities, partially offset by $387 million of cash used for additions to PP&E.

Free cash flow* was $1,828 million for the year ended December 31, 2022 and primarily included $2,134 million of cash generated from operating activities, partially offset by $310 million of cash used for additions to PP&E.

____________________
*Non-GAAP Financial Measure

Capital Expenditures
Cash used for capital expenditures was $387 million and $310 million for the years ended December 31, 2023 and 2022, respectively. Capital expenditures were primarily for manufacturing capacity expansion, and equipment and tooling for new and existing products including new product introductions.

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease, debt, and purchase arrangements are provided in Note 7, “Leases,” Note 9, “Borrowings,” and Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies,” to the consolidated and combined financial statements contained elsewhere in this Annual Report on Form 10-K. Additionally, we have material cash requirements related to our pension obligations as described in Note 10, “Postretirement Benefit Plans,” to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt will be supported by cash flows from our operations. As of December 31, 2023, we had $9,442 million of total debt compared to $8,249 million as of December 31, 2022. The increase in debt was mainly driven by drawdown of the Term Loan Facility by $2,000 million in connection with our Spin-Off in January 2023, partially offset by $850 million repayment of the outstanding Term Loan Facility in December 2023.

The weighted average interest rate for the Notes and our Credit Facilities for the year ended December 31, 2023 was 6.03%. We had no principal debt repayments on the Notes for the year ended December 31, 2023.

In addition to the Term Loan Facility, our credit facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $2,500 million expiring in January 2028, and a 364-day senior unsecured revolving facility that provides borrowings of up to $1,000 million expiring in December 2024. As of December 31, 2023, there were no outstanding borrowings on either of the two revolving facilities.

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens securing debt, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted leverage ratio. As of December 31, 2023, we were in compliance with the covenant requirements, including the maximum consolidated net leverage ratio.

For additional details on debt and credit facilities, see Note 9, “Borrowings” to the consolidated and combined financial statements.

Access to Capital and Credit Ratings
We have historically relied, via GE, on the debt capital markets to fund a significant portion of our operations. Concurrent with our Spin-Off, we accessed the capital markets and raised $10,250 million of debt by issuing $8,250 million of senior unsecured notes in November 2022, and completed a drawdown of the Term Loan Facility of $2,000 million in January 2023. In addition, we were able to arrange revolving credit facilities of $3,500 million to further support our liquidity needs. We plan to continue to rely on capital markets, and we expect to have access to credit facilities to fund our operations. The cost and availability of debt financing will be influenced by our credit ratings and market conditions. Moody’s Investors Service (“Moody’s”), Standard and Poor’s Global Ratings (“S&P”), and Fitch Ratings (“Fitch”) currently issue ratings on our long-term debt. Our credit ratings as of January 30, 2024 are set forth in the table below. In the fourth quarter of 2023, Fitch affirmed our long term rating, and Moody’s issued their credit opinion consistent with our ratings listed below.

	Moody’s	S&P	Fitch
Long-term rating	Baa2	BBB	BBB
Outlook	Stable	Stable	Stable

We are disclosing our credit ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to liquidity. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting standards, see Note 2, “Summary of Significant Accounting Policies” to the consolidated and combined financial statements appearing elsewhere in this Annual Report on Form 10-K.
CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. We have adopted accounting policies to prepare our consolidated and combined financial statements in conformity with U.S. GAAP.

To prepare our consolidated and combined financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our consolidated and combined financial statements, and the reported amounts of our revenues and expenses during the reporting periods. Our actual results may differ from these estimates. We consider estimates to be critical (i) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (ii) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: Revenue Recognition, Business Combination Related Measurements, Pensions, and Income Taxes.

See Note 2, “Summary of Significant Accounting Policies” to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further information on our significant accounting policies.

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

Chargebacks are a form of variable consideration that occur when a contracted customer purchases through an intermediary wholesaler. The contracted customer generally purchases product from the wholesaler at its contracted price plus a mark-up. The wholesaler, in turn, charges us back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the contracted customer. A provision for outstanding chargebacks is recorded at the time we recognize revenue from the sale to the wholesaler and requires certain estimates such as the wholesaler chargeback rates, the expected sell-through levels by our wholesale customers to contracted customers, as well as estimated wholesaler inventory levels.

The amounts of variable consideration included in the net transaction price for revenue recognition are limited to the amounts that are estimated to be probable of occurrence to avoid a material revenue reversal in a future period.

See Note 3, “Revenue Recognition” to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further information on revenue recognition.

BUSINESS COMBINATION RELATED MEASUREMENTS.

Our consolidated and combined financial statements include the operations of an acquired business starting from the completion of the combination. The assets acquired and liabilities assumed, including any contingent consideration we may be liable to pay in the future, are recorded on the date of the business combination at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Our business combinations typically result in the recognition of goodwill, developed technology, and other intangible assets, which affect the amount of future period amortization expense. The fair values of acquired intangible assets and liabilities are determined using information available at the business combination date based on estimates and assumptions that are deemed reasonable. Significant assumptions vary by the class of asset or liability and the valuation technique used and can include the discount rates, timing, and probability of achieving regulatory and commercialization milestones and certain assumptions that form the basis of the forecasted results of the acquired business including revenue; earnings before interest, taxes, depreciation and amortization; growth rates; royalty rates; and technology obsolescence rates. These assumptions are forward-looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review our critical assumptions and prepare the calculations of the fair value of acquired intangible assets in connection with significant business combinations.

See Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further information on our business combinations.

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

Projected benefit obligations (“PBO”) are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the expected timing of benefit payment. Generally, lower discount rates increase present values and increase subsequent-year pension expense; higher discount rates decrease present values and decrease subsequent-year pension expense.

A 50 basis point change in the assumed discount rate would have the following effects on the calculation of net periodic benefit costs in 2024 and PBO and accumulated postretirement benefit obligation (“APBO”) as of December 31, 2023:

Discount Rate Sensitivity
	Principal Pension Plans	Other Pension Plans	Other Postretirement Plans
50 bps increase in discount rate
Impact on PBO/APBO at December 31, 2023	$(859)	$(296)	$(37)
Impact on service cost and interest cost in 2024	37	6	3
50 bps decrease in discount rate
Impact on PBO/APBO at December 31, 2023	$940	$318	$40
Impact on service cost and interest cost in 2024	(42)	(7)	(3)

The deficit sensitivity to the discount rate would be lower than the projected benefit obligation sensitivity as a result of the liability hedging program incorporated in the plan’s asset allocation.

To determine the expected long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields, and spreads, using both internal and external sources. We also consider expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. A 1% change in the assumed expected long-term rate of return on plan assets would increase or decrease the 2024 net periodic benefit costs of these plans by $207 million.

Our pension plan assets contain financial instruments that are measured at fair value. While the majority of these assets are valued based on quoted prices for identical or similar instruments in active markets, the fair value of certain assets is estimated using significant unobservable inputs (Level 3). These assets primarily relate to real estate and private equity investments.

For pension benefits and retiree health and life benefits transferred from GE on January 1, 2023, third-party actuaries were engaged to assist in the valuation of transferred pension assets and liabilities using assumptions provided by GE which the Company reviewed prior to recording amounts in our combined financial statements.

See Note 10, “Postretirement Benefit Plans” to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further information on our postretirement benefit plans.

INCOME TAXES.

For periods prior to the Spin-Off, GE HealthCare is included in the combined U.S. federal, state, and foreign income tax returns of GE, where eligible. However, we have adopted the separate return approach for purposes of our combined financial statements. The income tax provisions and related deferred tax assets and liabilities reflected in our combined financial statements for the periods ended December 31, 2022 and 2021 have been estimated as if we were a separate taxpayer.

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

See Note 11, “Income Taxes” to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further information on income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices, which may impact future income, cash flows, and fair value of our business. In certain situations, we may seek to reduce cash flow volatility associated with changes in foreign currency exchange rates, the foreign currency risk associated with our net investment in foreign operations, or the fair value interest rate risk of our financial instruments bearing fixed interest by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such risks. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative contracts to the extent they meet the objectives described above, and not for speculative purposes.

FOREIGN CURRENCY RISK.

As a result of our global operations, we generate and incur a significant portion of our revenues and expenses, including those arising from intercompany transactions, in currencies other than the functional currency of our foreign operations creating exposure to foreign currency translation risk. Such principal currencies include the Euro, the Chinese Renminbi, the Japanese Yen, the Norwegian Krone, and the British Pound Sterling, among others. Operating entities with functional currencies other than the USD also create exposure to foreign currency risk realized upon their sale or a complete or substantially complete liquidation.

We use a number of techniques to manage the effects of currency exchange, including hedging of significant currency exposures. We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency exchange rate changes on purchase and sale contracts and economic hedges when we have exposures to currency exchange risk for which we are unable to meet the requirements for hedge accounting. We use net investment hedging to hedge the foreign currency risk of our net investment in foreign operations against adverse movements in exchange rates against the USD. As a result of the above mitigating activities, we have been able to significantly reduce the financial impact of volatility from currency fluctuations.

The potential decrease in fair value of our foreign currency derivative contracts from a 10% decrease in USD spot rates against other applicable currencies would have been $13 million as of December 31, 2023. This excludes foreign currency derivative contracts designated as net investment hedges as changes in the fair value of those contracts are not expected to impact earnings. The sensitivity analysis assumes a uniform weakening of USD spot rates against the other applicable currencies, compared to the actual exchange rates applied as of December 31, 2023, with all other factors remaining constant. This sensitivity analysis disregards the offsetting change in value of the underlying hedged currency exposures in earnings.

The effect arising from foreign currency transactions, including the remeasurement of derivatives mentioned above, can result in significant fluctuations at points in time, but generally will be offset as the underlying hedged item is recognized in earnings. The global nature of our customer base and manufacturing footprint allows for the natural offset of certain income and costs denominated in foreign currencies. See Note 2, “Summary of Significant Accounting Policies” for net gains (losses) from foreign currency transactions for the years ended December 31, 2023, 2022, and 2021.

INTEREST RATE RISK.

We are exposed to interest rate risk due to changes in benchmark interest rates, related to the fair value of our borrowings bearing fixed interest rates and variability of cash flows related to our investments and borrowings bearing variable interest rates.

As of December 31, 2023, we have $8,250 million of fixed-rate debt and $1,150 million outstanding on the Term Loan Facility which carries a variable interest rate. As of December 31, 2023, we have $2,504 million of Cash, cash equivalents, and restricted cash, which are invested in short-term investments that generate income based on variable interest rates.

A change in interest rates would impact the fair value of our fixed-rate debt and would impact our earnings and cash flows associated with our floating-rate debt. A hypothetical change of interest rates by 100 basis points would increase or decrease our annual interest expense by approximately $22 million, partially offset by the change in interest income from our cash investments.

We primarily manage interest rate risk by using a mix of fixed-rate and variable-rate debt that we deem appropriate. We entered into interest-rate swap contracts in the fourth quarter of 2023, to synthetically convert $1,000 million of our senior unsecured notes from fixed rates to variable rates as part of our interest rate risk management strategy.

COMMODITY RISK.

We rely upon supplies of certain raw materials including helium, iodine, and rare earth minerals. Worldwide demand, availability, and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future. If supply of these materials is restricted or if prices increase, this could constrain our manufacturing of affected products, reduce our profit margins, or otherwise adversely affect our business, our customers, and patients who may rely on our products.

Similarly, commodities and energy prices are subject to significant volatility. If the costs of certain commodities or of energy, shipping, or transportation increase and we are unable to pass along these costs to our customers, our profit margins would be adversely affected. Furthermore, increasing our prices to our customers could result in long-term sales declines or loss of market share if our customers find alternative suppliers, which could have a material adverse effect on our results of operations.

Disruptions in deliveries, capacity constraints, production disruptions up- or down-stream, price increases, or decreased availability of raw materials or commodities (including as a result of war, natural disasters, climate change-related physical and transitional risks, actual or threatened public health emergencies, or other business continuity events) adversely affect our operations and, depending on the length and severity of the disruption, can limit our ability to meet our commitments to customers or significantly impact our operating profit or cash flows.

We may from time to time engage in hedging transactions to reduce the impact to earnings from commodity price fluctuations. The impact of commodity hedges is recognized in earnings in the applicable current period.

EQUITY RISK.

As of December 31, 2023, we have $269 million of deferred compensation liabilities subject to the risk of changes in equity prices. A change in the U.S equity markets would result in a corresponding change in the fair value of these deferred compensation liabilities, which would impact our earnings and cash flows. We may from time to time engage in hedging transactions to reduce the impact to earnings from equity price fluctuations.

See Note 13, “Financial Instruments and Fair Value Measurements” to the consolidated and combined financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our consolidated and combined financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of GE HealthCare Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined statements of financial position of GE HealthCare Technologies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated and combined statements of income, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

The Company’s determination of the valuation allowance for certain deferred tax assets involves judgments and estimates, including the projected timing and pattern of future reversals of existing taxable temporary differences and the projection of future sources of taxable income. Auditing management’s projected timing and pattern of future reversals of existing taxable temporary differences and the projection of future sources of taxable income, which affect the recorded valuation allowances for certain deferred tax assets, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our income tax specialists, our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize certain net deferred tax assets included the following, among others:
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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 6, 2024

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of GE HealthCare Technologies Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of GE HealthCare Technologies Inc. (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 6, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 6, 2024

Consolidated and Combined Statements of Income
	For the years ended December 31
(In millions, except per share amounts)	2023	2022	2021
Sales of products	$13,127	$12,044	$11,165
Sales of services	6,425	6,297	6,420
Total revenues	19,552	18,341	17,585
Cost of products	8,465	7,975	7,196
Cost of services	3,165	3,187	3,215
Gross profit	7,922	7,179	7,174
Selling, general, and administrative	4,282	3,631	3,563
Research and development	1,205	1,026	816
Total operating expenses	5,487	4,657	4,379
Operating income	2,435	2,522	2,795
Interest and other financial charges – net	542	77	40
Non-operating benefit (income) costs	(382)	(5)	3
Other (income) expense – net	(86)	(62)	(123)
Income from continuing operations before income taxes	2,361	2,512	2,875
Benefit (provision) for income taxes	(743)	(563)	(600)
Net income from continuing operations	1,618	1,949	2,275
Income (loss) from discontinued operations, net of taxes	(4)	18	18
Net income	1,614	1,967	2,293
Net (income) loss attributable to noncontrolling interests	(46)	(51)	(46)
Net income attributable to GE HealthCare	1,568	1,916	2,247
Deemed preferred stock dividend of redeemable noncontrolling interest	(183)	—	—
Net income attributable to GE HealthCare common stockholders	$1,385	$1,916	$2,247

Earnings per share from continuing operations attributable to GE HealthCare common stockholders:
Basic	$3.06	$4.18	$4.91
Diluted	3.04	4.18	4.91
Earnings per share attributable to GE HealthCare common stockholders:
Basic	$3.05	$4.22	$4.95
Diluted	3.03	4.22	4.95
Weighted-average number of shares outstanding:
Basic	455	454	454
Diluted	458	454	454

The accompanying notes are an integral part of these consolidated and combined financial statements.

Consolidated and Combined Statements of Comprehensive Income (Loss)
	For the years ended December 31
(In millions, net of tax)	2023	2022	2021
Net income attributable to GE HealthCare	$1,568	$1,916	$2,247
Net income (loss) attributable to noncontrolling interests	46	51	46
Net income	1,614	1,967	2,293
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	74	(878)	(326)
Benefit plans – net of taxes	(897)	58	80
Cash flow hedges – net of taxes	(27)	(23)	48
Other comprehensive income (loss)	(850)	(843)	(198)
Comprehensive income (loss)	764	1,124	2,095
Less: Comprehensive income (loss) attributable to noncontrolling interests	9	51	46
Comprehensive income attributable to GE HealthCare	$755	$1,073	$2,049

The accompanying notes are an integral part of these consolidated and combined financial statements.

Consolidated and Combined Statements of Financial Position
	As of
(In millions, except share and per share amounts)	December 31, 2023	December 31, 2022
Cash, cash equivalents, and restricted cash	$2,504	$1,445
Receivables – net of allowances of $98 and $91	3,525	3,295
Due from related parties	32	17
Inventories	1,960	2,155
Contract and other deferred assets	1,000	989
All other current assets	389	417
Current assets	9,410	8,318
Property, plant, and equipment – net	2,500	2,314
Goodwill	12,936	12,813
Other intangible assets – net	1,253	1,520
Deferred income taxes	4,474	1,550
All other assets	1,881	1,024
Total assets	$32,454	$27,539
Short-term borrowings	$1,006	$15
Accounts payable	2,947	2,944
Due to related parties	99	146
Contract liabilities	1,918	1,896
All other current liabilities	3,011	2,190
Current liabilities	8,981	7,191
Long-term borrowings	8,436	8,234
Compensation and benefits	5,782	549
Deferred income taxes	68	370
All other liabilities	1,877	1,603
Total liabilities	25,144	17,947
Commitments and contingencies
Redeemable noncontrolling interests	165	230
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 455,342,290 shares issued and outstanding as of December 31, 2023; 100 shares issued and outstanding as of December 31, 2022	5	—
Additional paid-in capital	6,493	—
Retained earnings	1,326	—
Net parent investment	—	11,235
Accumulated other comprehensive income (loss) – net	(691)	(1,878)
Total equity attributable to GE HealthCare	7,133	9,357
Noncontrolling interests	12	5
Total equity	7,145	9,362
Total liabilities, redeemable noncontrolling interests, and equity	$32,454	$27,539

The accompanying notes are an integral part of these consolidated and combined financial statements.

Consolidated and Combined Statements of Changes in Equity
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2020	—	$—	$—	$—	$15,566	$(839)	$24	$14,751
Net income attributable to GE HealthCare	—	—	—	—	2,247	—	—	2,247
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	(198)	—	(198)
Transfers (to) from GE	—	—	—	—	(121)	—	—	(121)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balances as of December 31, 2021	—	—	—	—	17,692	(1,037)	21	16,676
Net income attributable to GE HealthCare	—	—	—	—	1,916	—	—	1,916
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	(841)	—	(841)
Transfers (to) from GE	—	—	—	—	(8,373)	—	—	(8,373)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Balances as of December 31, 2022	—	—	—	—	11,235	(1,878)	5	9,362
Net transfers from GE, including Spin-Off-related adjustments	—	—	—	—	(4,851)	2,000	2	(2,849)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	454	5	6,379	—	(6,384)	—	—	—
Issuance of common stock in connection with employee stock plans, net of shares withheld for employee taxes	1	—	—	—	—	—	—	—
Net income attributable to GE HealthCare	—	—	—	1,568	—	—	—	1,568
Dividends declared ($0.12 per common share)	—	—	—	(55)	—	—	—	(55)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	(813)	—	(813)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	5	5
Share-based compensation	—	—	114	—	—	—	—	114
Changes in equity due to redemption value adjustments on redeemable noncontrolling interests	—	—	—	(187)	—	—	—	(187)
Balances as of December 31, 2023	455	$5	$6,493	$1,326	$—	$(691)	$12	$7,145

The accompanying notes are an integral part of these consolidated and combined financial statements.

Consolidated and Combined Statements of Cash Flows
	For the years ended December 31
(In millions)	2023	2022	2021
Net income	$1,614	$1,967	$2,293
Less: Income (loss) from discontinued operations, net of taxes	(4)	18	18
Net income from continuing operations	$1,618	$1,949	$2,275
Adjustments to reconcile Net income from continuing operations to Cash from (used for) operating activities
Depreciation of property, plant, and equipment	248	228	225
Amortization of intangible assets	362	405	400
Gain on fair value remeasurement of contingent consideration	(17)	(65)	—
Net periodic postretirement benefit plan (income) expense	(332)	9	25
Postretirement plan contributions	(357)	(18)	(20)
Share-based compensation	114	67	76
Provision for income taxes	743	563	600
Cash paid during the year for income taxes	(474)	(851)	(615)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Receivables	(185)	(231)	(1,336)
Due from related parties	4	13	157
Inventories	111	(402)	(435)
Contract and other deferred assets	10	(222)	23
Accounts payable	(13)	481	263
Due to related parties	(84)	(33)	(21)
Contract liabilities	26	138	(21)
All other operating activities	327	103	11
Cash from (used for) operating activities – continuing operations	2,101	2,134	1,607
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(387)	(310)	(248)
Dispositions of property, plant, and equipment	1	4	15
Purchases of businesses, net of cash acquired	(147)	—	(1,481)
All other investing activities	(25)	(92)	(47)
Cash from (used for) investing activities – continuing operations	(558)	(398)	(1,761)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(12)	9	(7)
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	2,006	8,198	5
Repayments and other reductions (maturities longer than 90 days)	(855)	(3)	(10)
Dividends paid to stockholders	(41)	—	—
Redemption of noncontrolling interests	(211)	—	—
Net transfers (to) from GE	(1,317)	(8,934)	(238)
All other financing activities	(48)	(92)	(13)
Cash from (used for) financing activities – continuing operations	(478)	(822)	(263)
Cash from (used for) operating activities – discontinued operations	—	(21)	—
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	(10)	(3)	(34)
Increase (decrease) in cash, cash equivalents, and restricted cash	1,055	890	(451)
Cash, cash equivalents, and restricted cash at beginning of year	1,451	561	1,012
Cash, cash equivalents, and restricted cash as of December 31	$2,506	$1,451	$561

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(570)	$—	$(21)
Non-cash investing activities
Acquired but unpaid property, plant, and equipment	$140	$136	$93
The accompanying notes are an integral part of these consolidated and combined financial statements.

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

On January 3, 2023 (the “Distribution Date”), the General Electric Company (“GE”) completed the previously announced spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). The Spin-Off was completed through a distribution of approximately 80.1% of the Company’s outstanding common stock to holders of record of GE’s common stock as of the close of business on December 16, 2022 (the “Distribution”), which resulted in the issuance of approximately 454 million shares of common stock. Prior to the Distribution, the Company issued 100 shares of common stock in exchange for $1.00, all of which were held by GE as of December 31, 2022. As a result of the Distribution, the Company became an independent public company. As of December 31, 2023, GE’s beneficial ownership was approximately 13.5% of the Company’s outstanding common stock.

In connection with the Spin-Off, certain adjustments were recorded to reflect transfers from GE, the draw-down of the Term Loan Facility and settlement of Spin-Off transactions with GE, which resulted in the net reduction in Total equity of $2,849 million. These items substantially consisted of the transfer of: (1) certain pension plan liabilities and assets as described in Note 10, “Postretirement Benefit Plans,” (2) certain deferred income taxes as described in Note 11, “Income Taxes,” (3) deferred compensation liabilities of $548 million, and (4) employee termination obligations as described in Note 15, “Restructuring and Other Activities – Net.”

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE. See Note 19, “Related Parties” for more information on these agreements.

Unless the context otherwise requires, references to “GE HealthCare,” “we,” “us,” “our,” and the “Company” refer to (1) GE’s healthcare business prior to the Spin-Off as a carve-out business of GE with related combined financial statements and (2) GE HealthCare Technologies Inc. and its subsidiaries following the Spin-Off with related consolidated financial statements.

BASIS OF PRESENTATION.

The consolidated and combined financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) and present the historical results of operations, comprehensive income (loss), and cash flows for the years ended December 31, 2023, 2022, and 2021, and the financial position as of December 31, 2023 and 2022. All intercompany balances and transactions within the Company have been eliminated in the consolidated and combined financial statements. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. The following tables are presented in millions of U.S. dollars (“USD”) unless otherwise stated.

Prior to the Spin-Off, the combined financial statements were derived from the consolidated financial statements and accounting records of GE including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by GE. The combined financial statements do not purport to reflect what the results of operations, comprehensive income (loss), financial position, or cash flows would have been had the Company operated as a separate, stand-alone entity prior to the Spin-Off.

The financial statements include certain transactions with GE, which are disclosed as related party transactions. See Note 19, “Related Parties” for further information.

Following the Spin-Off, certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation, which provides additional detail to readers of our financial statements. Amounts in the Consolidated and Combined Statements of Cash Flows that were previously included within the All other operating activities line have been reclassified to separate lines including Net periodic postretirement benefit plan (income) expense, Postretirement plan contributions, and Share-based compensation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES AND ASSUMPTIONS.

The preparation of the consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions, which affect the reported amounts and related disclosures in the consolidated and combined financial statements. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position, and cash flows.

Estimates are used for, but are not limited to, determining the following: revenue from contracts with customers, recoverability of long-lived assets and inventory, valuation of goodwill and intangible assets, useful lives used in depreciation and amortization, asset retirement obligations, income taxes and related valuation allowances, accruals for contingencies including legal and product warranties, actuarial assumptions used to determine costs of pension and other postretirement benefits, valuation of pension assets, valuation and recoverability of receivables, valuation of derivatives, and valuation of assets acquired, liabilities assumed, and contingent consideration as a result of acquisitions.

There have been no material impacts to our accounting estimates as of December 31, 2023 and 2022, or the results for the years ended December 31, 2023, 2022, and 2021, from the COVID-19 pandemic. The federal COVID-19 Public Health Emergency declaration in the U.S. ended in May 2023, and COVID-19 restrictions have been lifted in many locations globally.

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

Revenue is recognized in the period in which the customer obtains control of the underlying products or services, allowing them the ability to direct the use of, and obtain substantially all of, the remaining benefits of such product or service. This may occur at a point in time or over time. Shipping and handling costs to deliver products to customers are expensed as incurred and recognized within Cost of products or Cost of services in our Consolidated and Combined Statements of Income.

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

The Company capitalizes certain direct incremental costs incurred to obtain a contract, primarily commissions. Costs to obtain a contract are classified within Contract and other deferred assets or All other assets in the Consolidated and Combined Statements of Financial Position and are recognized based on the timing of when the Company expects to earn related revenues. Management assesses these costs for impairment based on periodic assessments of recoverability.

Performance Obligations Satisfied at a Point in Time
We primarily recognize revenue from sales of products at the point in time that the customer obtains control, which is generally no earlier than when the customer has physical possession. Where arrangements include customer acceptance provisions based on seller- or customer-specified criteria, we recognize revenue when we have concluded that the customer has control of the products, which is typically at the point of acceptance. Our billing terms for these point-in-time product contracts generally coincide with delivery to the customer and customer acceptance; however, periodically, we receive customer advances and deposits from customers. These are recognized as contract liabilities in the Consolidated and Combined Statements of Financial Position. Any differences between the timing of our revenue recognition and customer billings (based on contractual terms) result in changes to our contract asset or contract liability positions.

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

See Note 3, “Revenue Recognition” for further information.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.

Cash deposits, short-term investments, and high-liquidity mutual funds with original maturities of three months or less are included in Cash, cash equivalents, and restricted cash. Restricted cash primarily relates to funds restricted in connection with escrow accounts and other contractual and legal restrictions. For the period prior to the Spin-Off, the cash presented in the Combined Statement of Financial Position represents cash not subject to the GE centralized cash management process. Cash held in commingled accounts with GE, or its affiliates, is presented within Net parent investment in the Combined Statement of Financial Position.

See Note 18, “Supplemental Financial Information” for further information.

INVESTMENT SECURITIES.

Publicly traded equity securities for which we do not have the ability to exercise significant influence are recorded at fair value with changes in fair value recognized in Other (income) expense – net in the Consolidated and Combined Statements of Income. Privately held equity securities for which we do not have the ability to exercise significant influence are accounted for using the measurement alternative approach and are recorded at cost less impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes in the measurement recognized through Other (income) expense – net in the Consolidated and Combined Statements of Income. Equity investments without readily determinable fair value as of December 31, 2023 and 2022 were $156 million and $117 million, respectively. Investment securities are recognized within All other assets in the Consolidated and Combined Statements of Financial Position.

EQUITY METHOD INVESTMENTS.

Equity method investments are investments in entities in which we do not have a controlling financial interest, but over which we have significant influence. Equity method investments are assessed for other-than-temporary impairment when events occur or circumstances change that indicate it is more likely than not the fair value of the asset is below its carrying value. Equity method investments are recognized within All other assets in the Consolidated and Combined Statements of Financial Position. Our share of the results of equity method investments is recognized within Other (income) expense – net in the Consolidated and Combined Statements of Income.

See Note 18, “Supplemental Financial Information” for further information.

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

Credit Quality Indicators
We manage our financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. We assess the overall quality of the portfolio based on a potential risk of loss measure. The metric incorporates both the borrower’s credit quality along with any related collateral protection. Financing receivables are considered past due if default on a contractual principal or interest payment exists for a period of 30 days or more. We stop accruing interest on financing receivables at the earlier of when collection of an account becomes doubtful or the account becomes 90 days past due. Although we stop accruing interest in advance of payments, we recognize income within Other (income) expense – net in the Consolidated and Combined Statements of Income when we determine that the account is returned to accrual status, provided that the amount does not exceed that which would have been earned at the historical effective interest rate.

See Note 6, “Financing Receivables” for further information.

ALLOWANCE FOR CREDIT LOSSES.

When we record customer receivables, contract assets, and financing receivables, we maintain an allowance for credit losses for the current expected credit losses. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. The credit losses are recognized within Selling, general, and administrative (“SG&A”) in the Consolidated and Combined Statements of Income. For financing receivables, expected credit losses are calculated based on the gross carrying amount of the financial asset, multiplied by a factor reflecting the probability of default and the loss in the event of default. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment.

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

INVENTORIES.

Inventories are stated at lower of cost or net realizable values. Cost of inventories is determined on a first-in, first-out basis.

Inventories are generally classified as current, however, based on age or historical consumption certain inventories are considered non-current and are recognized, net of related reserves, within All other assets in the Consolidated and Combined Statements of Financial Position.

As necessary, we record provisions and write-downs for excess, slow moving, and obsolete inventory. To determine these amounts, we regularly review inventory quantities on hand and compare them to historical utilization and estimates of future product demand, market conditions and technological developments.

See Note 18, “Supplemental Financial Information” for further information.

PROPERTY, PLANT, AND EQUIPMENT.

The cost of property, plant, and equipment is depreciated on a straight-line basis over its estimated useful life. Equipment leased to others under operating leases is depreciated on a straight-line basis over the term of the lease. Repair and maintenance costs are expensed as incurred.

See Note 18, “Supplemental Financial Information” for further information.

LEASES.

Lessee Arrangements
At lease commencement, we record a lease liability and corresponding right-of-use (“ROU”) asset. ROU assets are recognized within Property, plant, and equipment – net and lease liabilities are recognized within All other current liabilities and All other liabilities in the Consolidated and Combined Statements of Financial Position. Options to extend a lease are included as part of the ROU lease asset and liability at commencement when it is reasonably certain the Company will exercise the option. We have elected to combine lease and non-lease components in determining our lease liability for all leased assets except our vehicle leases. Non-lease components are generally related to services that the lessor performs for the Company associated with the leased asset. As the Company’s leases typically do not provide an implicit rate, the present value of our lease liability is determined using our incremental collateralized borrowing rate at lease commencement for leases that commenced post-Spin-Off and GE’s incremental collateralized borrowing rate at lease commencement for leases that commenced pre-Spin-Off. For leases with an initial term of 12 months or less, an ROU asset and lease liability are not recognized, and lease expense is recognized on a straight-line basis over the lease term. Certain of our leases include provisions for variable lease payments which are based on, but not limited to, maintenance, insurance, taxes, index escalations, and usage-based amounts. The Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. We review ROU assets for impairment annually or when events occur or circumstances change that indicate that the asset may be impaired.

Lessor Arrangements
Equipment leased to others under operating leases is recognized within Property, plant, and equipment – net in the Consolidated and Combined Statements of Financial Position. Leases classified as sales-type leases or direct financing leases are recognized within All other current assets and All other assets, respectively, in the Consolidated and Combined Statements of Financial Position. The terms of the related contracts, including the proportion of fixed versus variable payments and any options to shorten or extend the lease term or purchase the underlying asset, vary by customer. Finance lease receivables are tested for impairment as described in the “Financing Receivables” section above.

See Note 6, “Financing Receivables” and Note 7, “Leases” for further information.

GOODWILL AND OTHER INTANGIBLE ASSETS.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. We test goodwill for impairment at the reporting unit level annually in the fourth quarter of each year as of October 1st, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, an impairment charge is recognized based on the difference between the reporting unit’s carrying value and its fair value. When performing a quantitative test, the market approach is typically used for estimating the fair values for our reporting units. Under the market approach, we estimate the fair value based on market multiples of earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. Depending on the specific reporting unit circumstances, we may also consider performing a valuation based on an income approach. It is reasonably possible that the judgments and estimates used could change in future periods.

In-process research and development (“IPR&D”) acquired as part of a business acquisition is capitalized at fair value when acquired and is considered an indefinite-lived intangible asset. We test indefinite-lived intangible assets for impairment annually in the third quarter of each year or when events occur or circumstances change that indicate it is more likely than not the fair value of the asset is below its carrying value. When testing IPR&D for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the fair value of the IPR&D is less than its carrying value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that the IPR&D is impaired, an impairment charge is recognized based on the difference between the IPR&D’s carrying value and its fair value. When the IPR&D project is complete, the asset is considered a finite-lived intangible asset and subject to an impairment test at that date. Thereafter, the resulting asset is amortized over its estimated useful life and is subject to impairment assessment in the same manner as all amortizing intangible assets.

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

Internal-Use Software
Internal-use software is software that is developed, purchased, or modified to meet internal needs and for which no substantive plan exists to sell, lease, or otherwise market the software externally. All costs associated with project tasks classified in the preliminary project development or post-implementation/operation stage are expensed as incurred. Capitalization of application development stage costs begins after both of the following occur: (1) the preliminary project development stage is completed and (2) management authorizes and commits to funding the software project and it is probable that the project will be completed and the software will be used for the purpose for which it was intended. Capitalization ceases when the project is substantially complete. Capitalized amounts are recognized within Other intangible assets – net in the Consolidated and Combined Statements of Financial Position and are amortized on a straight-line basis over the asset’s estimated useful life.

External Use Software
External use software relates to software that is (1) intended to be sold, licensed, or marketed to our customers or (2) embedded and integral to our tangible products for which research and development (“R&D”) has been completed. Costs that are related to the conceptual formulation and design of software are expensed as incurred. Costs that are incurred after technological feasibility has been established until general release of the product are capitalized as an intangible asset and recognized within Other intangible assets – net in the Consolidated and Combined Statements of Financial Position. Capitalized costs for software to be sold, leased, or otherwise marketed are amortized on an individual product basis using straight-line amortization over the estimated useful life of the product. The Company performs regular reviews to assess whether unamortized capitalized external use software program costs remain recoverable through future revenue.

See Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for further information.

DERIVATIVES AND HEDGING.

We use derivative contracts to reduce the volatility of earnings and cash flows associated with risks related to foreign currency exchange rates, interest rates, equity prices, and commodity prices. Our policy is to use derivatives solely for managing risks and not for speculative purposes.

We employ the following hedge types: (1) cash flow hedges of foreign currency risk associated with third-party and intercompany foreign currency-denominated forecasted transactions and firm commitments, (2) net investment hedges of foreign currency risk associated with investments in foreign operations, (3) fair value hedges of interest rate risk associated with long-term borrowings, and (4) economic hedges not designated as qualifying hedging relationships of foreign currency risk associated with monetary assets and liabilities, including intercompany balances, equity price risk, and commodity price risk.

For net investment hedges, changes in the fair value of the components of the hedging derivatives excluded from the assessment of hedge effectiveness are deferred and amortized to earnings in the Consolidated and Combined Statements of Income using a systematic and rational method over the life of the derivative transaction.

Contracts that do not in their entirety meet the definition of a derivative instrument and are not measured at fair value may contain embedded features affecting some or all of the cash flows or value of other exchanges that would otherwise be considered derivatives when assessed separately from the host contract. Such embedded features are separated from the hybrid contract and accounted for as a derivative measured at fair value if their economic characteristics and risks are not clearly and closely related to those of the host contract.

See Note 13, “Financial Instruments and Fair Value Measurements” for further information.

INCOME TAXES.

For the years ended December 31, 2022 and 2021, the Company’s income tax provision was prepared using the separate return method. The calculation of income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. As a result, actual transactions included in the consolidated financial statements of GE may not be included in these combined financial statements. Similarly, the tax treatment of certain items reflected in the combined financial statements may not be reflected in the consolidated financial statements and tax returns of GE. Therefore, items such as net operating losses, credit carryforwards, and valuation allowances may exist in the stand-alone combined financial statements that may or may not exist in GE’s consolidated financial statements. For post-Spin-Off periods, as a stand-alone entity, GE HealthCare will file tax returns on its own behalf, and its deferred taxes and actual income tax rate differ from those in the historical periods.

For the years prior to the Spin-Off, all income taxes due to or due from GE that had not been settled or recovered by the end of the period are recognized within Net parent investment in the Combined Statement of Financial Position. Any differences between actual amounts paid or received by the Company and taxes accrued under the separate return method are deemed to be settled and are recognized within Net parent investment in the Combined Statement of Financial Position.

Current obligations for tax in jurisdictions where the Company did not file a consolidated tax return with GE in the pre-Spin-Off period, including certain foreign and certain U.S. state tax jurisdictions, are recorded as accrued liabilities and recognized within All other liabilities in the Combined Statement of Financial Position. The effects of tax adjustments and settlements with taxing authorities are presented in the consolidated and combined financial statements in the period to which they relate.

Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of tax benefit to recognize in the consolidated and combined financial statements. An uncertain tax position is measured at the largest amount of benefit that the Company believes has a greater than 50% likelihood of realization upon settlement. Tax benefits not meeting the measurement or realization criteria represent unrecognized tax benefits. Penalties related to income tax matters are recognized within Benefit (provision) for income taxes in the Consolidated and Combined Statements of Income. Our policy is to adjust these reserves when facts and circumstances change, such as the actual settlement or effective settlement of positions with the relevant taxing authorities.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases, as well as from net operating loss and tax credit carryforwards. The deferred income tax balances are stated at enacted tax rates expected to be in effect when those taxes are paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by evaluating all available positive and negative evidence, specifically assessing the adequacy of future expected taxable income from all sources, including reversal of existing taxable temporary differences, forecasted operating earnings, and available tax planning strategies. To the extent we consider it more likely than not that a deferred tax asset will not be recovered, a valuation allowance is established to reduce the carrying value of the deferred asset to its more likely than not realizable value. Deferred taxes are provided for our investment in non-U.S. affiliates and associated companies based upon our evaluation of the undistributed earnings of such entities.

See Note 11, “Income Taxes” for further information.

POSTRETIREMENT BENEFIT PLANS.

Prior to the Spin-Off, GE sponsored plans were accounted for as multiemployer plans. Therefore, the related assets and liabilities are not reflected in the Combined Statement of Financial Position for the year ended December 31, 2022. The Combined Statements of Income reflect a proportionate allocation of net periodic benefit costs for the multiemployer plans associated with the Company for the years ended December 31, 2022 and 2021.

In connection with the Spin-Off, on January 1, 2023, GE HealthCare assumed a portion of former GE pension and postretirement obligations and assets. The pension and postretirement obligations assumed relate to benefits owed to current GE HealthCare employees, former GE HealthCare employees, and certain GE legacy plan participants. The pension plans are now sponsored by GE HealthCare. For the postretirement plans, GE HealthCare is now a participant in a multiple-employer plan with GE. Management accounts for the pension and postretirement plans as defined benefit plans.

We measure our plan assets at fair value and categorize plan assets for disclosure purposes in accordance with the fair value hierarchy. Certain assets for which the fair value is measured using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient are excluded from the fair value hierarchy. The components of net periodic benefit costs, other than the service cost component, are recognized within Non-operating benefit (income) costs in the Consolidated and Combined Statements of Income for plans sponsored by the Company.

We engage third-party actuaries to assist in the determination of pension obligations and related plan costs. We develop significant long-term assumptions including discount rates and the expected rate of return on assets in connection with our pension accounting. We recognize differences between the expected long-term return on plan assets, the actual return, and net actuarial gains and losses for the pension plan liabilities annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement within the Consolidated and Combined Statements of Comprehensive Income (Loss).

We amortize gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, that exceed 10% of the greater of plan assets or benefit obligations. The period over which gains and losses are amortized is generally over the average remaining service of employees.

See Note 10, “Postretirement Benefit Plans” for further information.

LOSS CONTINGENCIES.

Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events that have the potential to result in a future loss. Such contingencies include, but are not limited to, product warranties, claims, litigation, environmental obligations, regulatory investigations and proceedings, product quality, and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the loss. When there appears to be a range of possible losses with equal likelihood, liabilities are based on the low end of such range. Disclosure is provided for material loss contingencies when a loss is probable and an estimate can be made, when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

FAIR VALUE MEASUREMENTS.

The following sections describe the valuation methodologies we use to measure financial and non-financial instruments at fair value including certain assets within our postretirement benefit plans. Observable inputs for fair value measurements reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These inputs establish the following fair value hierarchy:
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

Derivatives
The majority of our derivatives are valued using model-derived offers received from financial institutions for similar over-the-counter instruments without an active market or internal models. The models maximize observable inputs including interest rates and both forward and spot prices for currencies and commodities. As of December 31, 2023 and 2022, foreign currency contracts, interest rate contracts, commodity exchange contracts, embedded derivatives, and the equity-linked total return swap were valued using Level 2 inputs.

Contingent Consideration
When an acquisition involves a contingent consideration arrangement, we record on the date of acquisition a liability for the fair value of the estimated additional consideration we may be obligated to pay in the future. The fair value is based upon estimates of future financial projections under various potential scenarios using a probability-weighted expected payment model discounted to present value. The estimates used to determine the fair value are subject to significant judgement and as such are considered Level 3 inputs. We subsequently remeasure such liabilities at the end of each reporting period and record changes in the fair value within SG&A in the Consolidated and Combined Statements of Income.

Investments in private equity, real estate and collective funds held within our postretirement benefit plans
Most investments are generally valued using the NAV per share as a practical expedient for fair value provided certain criteria are met. The NAVs are determined based on the fair values of the underlying investments in the funds. Investments that are measured at fair value using the NAV practical expedient are not required to be classified in the fair value hierarchy. Investments classified within Level 3 primarily relate to real estate and private equities which are valued using unobservable inputs, primarily by discounting expected future cash flows, using comparative market multiples, third-party pricing sources, or a combination of these approaches as appropriate. See Note 10, “Postretirement Benefit Plans” for further information.

Debt securities held within our postretirement benefit plans
When available, we use quoted market prices to determine the fair value of debt securities which are Level 1 inputs. For our remaining debt securities, we obtain pricing information from an independent pricing vendor. The inputs and assumptions to the pricing vendor’s models are derived from market observable sources including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other market-related data. These investments are classified within Level 2. See Note 10, “Postretirement Benefit Plans” for further information.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the years ended December 31, 2023 and 2022. See Note 13, “Financial Instruments and Fair Value Measurements” for further information.

NON-RECURRING FAIR VALUE MEASUREMENTS.

Certain assets and liabilities are measured at fair value on a non-recurring basis. These items may include financing receivables and long-lived assets reduced to fair value upon classification as held for sale and impaired equity method investments and long-lived assets, which, when written down to fair value upon an impairment, are not subsequently adjusted to fair value unless further impairment occurs. The following sections describe the valuation methodologies the Company uses to measure these assets not measured on a recurring fair value basis.

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

Equity Investments Without Readily Determinable Fair Value
Equity investments without readily determinable fair value, subject to a policy choice on a transaction-by-transaction basis, are accounted for under the measurement alternative at cost less impairment and adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In the instance of impairment, if any, equity investments are adjusted to fair value using market observable data if available. If market observable data is not available, fair values are estimated using discounted cash flow models, comparative market multiples, or a combination of these approaches using Level 3 inputs.

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

FOREIGN CURRENCY.

We have determined that the functional currency for many of our international operations is the local currency, and for other international operations the functional currency is the USD. The basis of this determination is the currency in which each of the international operations primarily generates and expends cash. When the functional currency is not the USD, asset and liability accounts are translated at period-end exchange rates. The Company translates functional currency income and expense amounts to their USD equivalents using average exchange rates for the period. These translation gains and losses are recognized within Accumulated other comprehensive income (loss) – net (“AOCI”) in the Consolidated and Combined Statements of Financial Position.

Gains and losses from foreign currency transactions, such as those resulting from the settlement of monetary items in the non-functional currency and those resulting from remeasurements of monetary items, are included in Cost of products, Cost of services, SG&A, and R&D in the Consolidated and Combined Statements of Income, depending on the underlying nature of the item. Net gains (losses) from foreign currency transactions were $16 million, $(88) million, and $130 million for the years ended December 31, 2023, 2022, and 2021, respectively.

BUSINESS COMBINATIONS.

Our consolidated and combined financial statements include the operations of acquired businesses from the date of acquisition. The Company accounts for acquired businesses using the acquisition method of accounting in accordance with U.S. GAAP, which requires that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. When we acquire the remaining equity ownership of a company in which we hold an equity interest, we remeasure our equity interest to fair value. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as Goodwill. Transaction costs are expensed as incurred. For those arrangements that involve potential future contingent consideration, on the date of acquisition we record a liability equal to the fair value of the estimated additional consideration we may be obligated to pay in the future.

See Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” and Note 13, “Financial Instruments and Fair Value Measurements” for further information.

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

See Note 20, “Discontinued Operations” for further information.

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

See Note 15, “Restructuring and Other Activities – Net” for further information.

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

In certain instances, R&D activities may be funded by third parties, including government entities. These R&D funding arrangements may include upfront payments, R&D cost sharing payments, and future milestone payments that may be based upon the occurrence of future R&D or commercialization events. Payments received as part of the R&D funding arrangements are generally presented as an offset to R&D expense.

COLLABORATIVE ARRANGEMENTS.

We enter into collaborative arrangements primarily related to development of new products. A collaborative arrangement is a contractual arrangement that involves two or more parties who are active participants in the activity, and are exposed to significant risks and rewards dependent on the commercial success of the activity. The assessment for a collaborative arrangement is performed throughout the life of the arrangement based on changes in the responsibilities of all parties. Amounts that are owed by collaboration partners related to R&D activities are generally presented as an offset to R&D expense.

See Note 18, “Supplemental Financial Information” for further information.

ACCOUNTING CHANGES.

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides that interest and penalties related to unrecognized income tax benefits may either be classified as income tax expense or interest expense in the consolidated statements of operations. In the first quarter of 2023, the Company changed its accounting policy for presentation of interest expense on uncertain tax positions. The interest was previously presented within Interest and other financial charges – net and has changed to being presented within Benefit (provision) for income taxes. The Company believes this presentation is preferable because the cost is related to income tax matters and this presentation enhances comparability with our peers. The effects of the change in accounting have been prospectively applied to periods beginning in the first quarter of 2023 and were not material to any previously reported periods prior to March 31, 2023.

Recent Accounting Pronouncements Reflected in These Consolidated and Combined Financial Statements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The ASU requires companies to disclose information about supplier finance programs, including key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where the amounts are presented. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance obligations. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods, except for rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this guidance on January 1, 2023. See Note 18, “Supplemental Financial Information” for further information.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and contract liabilities from contracts with customers on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2023 using a prospective method, and the adoption did not have a material impact on the consolidated financial statements.

Other Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.

NOTE 3. REVENUE RECOGNITION

CONTRACT ASSETS.

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

Contract and Other Deferred Assets
	As of
	December 31, 2023	December 31, 2022
Contract assets	$600	$584
Other deferred assets	400	405
Contract and other deferred assets	1,000	989
Non-current contract assets(1)	72	37
Non-current other deferred assets(1)	96	82
Total contract and other deferred assets	$1,168	$1,108
(1)Non-current contract and other deferred assets are recognized within All other assets in the Consolidated and Combined Statements of Financial Position.

Capitalized costs to obtain a contract were $213 million and $204 million as of December 31, 2023 and December 31, 2022, respectively. Generally, these costs are recognized within two years of being capitalized. When recognized, the costs to obtain a contract are recorded within SG&A in the Consolidated and Combined Statements of Income.

CONTRACT LIABILITIES.

Contract liabilities primarily include customer advances and deposits received when orders are placed and billed in advance of completion of performance obligations. Contract liabilities are classified as current or non-current based on the periods over which remaining performance obligations are expected to be satisfied with our customers.

As of December 31, 2023 and December 31, 2022, contract liabilities were approximately $2,623 million and $2,526 million, respectively, of which the non-current portion of $705 million and $630 million, respectively, was recognized in All other liabilities in the Consolidated and Combined Statements of Financial Position. Contract liabilities increased $97 million in 2023 primarily due to an increase in extended warranty contracts. Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $1,554 million and $1,562 million for the years ended December 31, 2023 and 2022, respectively.

REMAINING PERFORMANCE OBLIGATIONS.

Remaining performance obligations represent the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. As of December 31, 2023, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $14,655 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: a) product-related remaining performance obligations of $4,930 million of which 98% is expected to be recognized within two years, and the remaining thereafter; and b) services-related remaining performance obligations of $9,725 million of which 65% and 93% are expected to be recognized within two years and five years, respectively, and the remaining thereafter.

NOTE 4. SEGMENT AND GEOGRAPHICAL INFORMATION

GE HealthCare’s operations are organized and managed through four reportable segments: Imaging, Ultrasound, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”). The Company’s organizational structure is based upon the availability of separate financial information that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) for the purpose of assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer. These segments have been identified based on the nature of the products sold and how the Company manages its operations. We have not aggregated any of our operating segments to form reportable segments. A description of our reportable segments has been provided in the “Business” section of this Annual Report on Form 10-K.

The performance of these segments is principally measured based on Total revenues and an earnings metric defined as “Segment EBIT.” Segment EBIT is calculated as Income from continuing operations before income taxes in our Consolidated and Combined Statements of Income excluding the impact of the following: Interest and other financial charges – net, Non-operating benefit (income) costs, restructuring costs, acquisition and disposition-related benefits (charges), gain (loss) on business and asset dispositions, Spin-Off and separation costs, amortization of acquisition-related intangible assets, and investment revaluation gain (loss).

Total Revenues by Segment
	For the years ended December 31
	2023	2022	2021
Imaging:
Radiology	$8,944	$8,395	$8,019
Interventional Guidance	1,637	1,590	1,414
Total Imaging	10,581	9,985	9,433
Total Ultrasound	3,457	3,422	3,172
PCS:
Monitoring Solutions	2,283	2,092	2,119
Life Support Solutions	859	824	796
Total PCS	3,142	2,916	2,915
Total PDx	2,306	1,958	2,018
Other(1)	66	60	47
Total revenues	$19,552	$18,341	$17,585
(1) Financial information not presented within the reportable segments, shown within the Other category, represents the HealthCare Financial Services (“HFS”) business which does not meet the definition of an operating segment.

No single customer accounted for more than 10% of the Company’s revenues for the years ended December 31, 2023, 2022, or 2021. Additionally, no single customer accounted for more than 10% of accounts receivable as of December 31, 2023 or 2022.

Segment EBIT
	For the years ended December 31
	2023	2022	2021
Segment EBIT
Imaging	$1,124	$1,100	$1,240
Ultrasound	821	908	885
PCS	383	341	356
PDx	617	520	693
Other(1)	11	(8)	(2)
	2,956	2,861	3,172
Restructuring costs	(54)	(146)	(155)
Acquisition and disposition-related benefits (charges)	15	34	(14)
Gain (loss) on business and asset dispositions	—	1	2
Spin-Off and separation costs	(270)	(14)	—
Amortization of acquisition-related intangible assets	(127)	(121)	(90)
Investment revaluation gain (loss)	1	(31)	3
Interest and other financial charges – net	(542)	(77)	(40)
Non-operating benefit income (costs)	382	5	(3)
Income from continuing operations before income taxes	$2,361	$2,512	$2,875
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

GEOGRAPHIC INFORMATION.

Revenues are classified according to the country in which products and services are sold.

Total Revenues by Country
	For the years ended December 31
	2023	2022	2021
United States	$8,228	$7,819	$7,060
China	2,560	2,325	2,510
All other countries	8,764	8,197	8,015
Total revenues	$19,552	$18,341	$17,585

Long-lived assets represent Property, plant, and equipment – net, and are classified according to the country where the asset is located.

Long-Lived Assets – Net by Country
	As of
	December 31, 2023	December 31, 2022
United States	$913	$860
China	391	393
Norway	286	249
All other countries	910	812
Total long-lived assets – net	$2,500	$2,314

NOTE 5. RECEIVABLES

Current Receivables
	As of
	December 31, 2023	December 31, 2022
Current customer receivables(1)	$3,339	$3,112
Non-income based tax receivables	166	174
Other sundry receivables	118	100
Sundry receivables	284	274
Allowance for credit losses	(98)	(91)
Total current receivables – net	$3,525	$3,295
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to current customer receivables. Balances related to chargebacks were $144 million and $157 million as of December 31, 2023 and 2022, respectively.

Activity in the allowance for credit losses related to current receivables for the years ended December 31, 2023, 2022, and 2021 consisted of the following:

Balance at December 31, 2020	$93
Additions charged to costs and expenses	12
Write-offs	(10)
Foreign currency exchange and other	12
Balance at December 31, 2021	107
Additions charged to costs and expenses	2
Write-offs	(13)
Foreign currency exchange and other	(5)
Balance at December 31, 2022	91
Additions charged to costs and expenses	16
Write-offs	(11)
Foreign currency exchange and other	2
Balance at December 31, 2023	$98

Long-Term Receivables
	As of
	December 31, 2023	December 31, 2022
Long-term customer receivables	$55	$80
Sundry receivables	73	68
Non-income based tax receivables	26	28
Allowance for credit losses(1)	(30)	(31)
Total long-term receivables – net(2)	$124	$145
(1) Write-offs of long-term receivables were not material for the years ended December 31, 2023 and 2022.
(2) Long-term receivables are recognized within All other assets in the Consolidated and Combined Statements of Financial Position.

NOTE 6. FINANCING RECEIVABLES

Financing Receivables
	As of
	December 31, 2023	December 31, 2022
Loans, net of deferred income	$29	$29
Investment in financing leases, net of deferred income	71	72
Allowance for credit losses	(3)	(4)
Current financing receivables – net(1)	97	97
Loans, net of deferred income	37	44
Investment in financing leases, net of deferred income	146	158
Allowance for credit losses	(5)	(6)
Non-current financing receivables – net(1)	$178	$196
(1) Current financing receivables and non-current financing receivables are recognized within All other current assets and All other assets, respectively, in the Consolidated and Combined Statements of Financial Position.

Total financing receivables sold were $27 million, $8 million, and $104 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, 5%, 5%, and 6% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2022, 7%, 6%, and 6% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 7. LEASES

OPERATING LEASES.

As a lessee, the Company leases certain logistics, office, and manufacturing facilities, as well as vehicles and other equipment. Certain of the Company’s leases may include options to extend. Our ROU operating lease assets are recognized within Property, plant, and equipment – net in the Consolidated and Combined Statements of Financial Position. Our operating lease liabilities are recognized within All other current liabilities and All other liabilities in the Consolidated and Combined Statements of Financial Position, as detailed below.

Operating Lease Assets and Liabilities
	As of
	December 31, 2023	December 31, 2022
Operating lease ROU assets	$356	$313
Current operating lease liabilities	110	104
Non-current operating lease liabilities	273	243
Total operating lease liabilities	$383	$347

Operating Lease Expense
	For the years ended December 31
	2023	2022	2021
Long-term (fixed)	$121	$115	$114
Long-term (variable)	106	98	67
Short-term	2	4	4
Total operating lease expense	$229	$217	$185

Maturity of Lease Liabilities
	2024	2025	2026	2027	2028	Thereafter	Total
Undiscounted lease payments	$124	$100	$79	$48	$23	$52	$426
Less: imputed interest							43
Total lease liability as of December 31, 2023							$383

Supplemental Information Related to Operating Leases
	For the years ended December 31
	2023	2022	2021
Operating cash flows used for operating leases	$130	$113	$128
Right-of-use assets obtained in exchange for new lease liabilities	154	98	94
Weighted-average remaining lease term (in years)	4.7	4.4	4.7
Weighted-average discount rate	4.4%	3.8%	3.3%

FINANCE LEASES.

The Company leases equipment manufactured or sold by the Company to customers through sales-type leases. Sales-type leases are included in financing receivables and are recognized within All other current assets and All other assets in the Consolidated and Combined Statements of Financial Position.

Finance lease income was $13 million, $12 million, and $16 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is recognized within Other (income) expense – net in the Consolidated and Combined Statements of Income.

Net Investment in Financing Leases
	As of
	December 31, 2023	December 31, 2022
Total minimum lease payments receivable	$236	$248
Less: deferred income	(30)	(30)
Discounted lease receivable	206	218
Estimated unguaranteed residual value of leased assets, net of deferred income	11	12
Investment in financing leases, net of deferred income	$217	$230

Contractual Maturities

Due In	2024	2025	2026	2027	2028	Thereafter	Total
Net minimum lease payments receivable	$80	$61	$41	$25	$15	$14	$236
We expect actual maturities to differ from contractual maturities, primarily as a result of prepayments.

NOTE 8. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

ACQUISITIONS.

On February 17, 2023, the Company acquired 100% of the stock of Caption Health, Inc. (“Caption Health”) for $127 million of upfront payment, $10 million of future holdback payment, and potential earn-out payments valued at $13 million based primarily on various milestones and sales targets. This transaction was accounted for as a business combination. The preliminary purchase price allocation resulted in goodwill of $94 million, intangible assets of $60 million, and deferred tax liabilities of $3 million. Our estimates and assumptions are subject to change within the measurement period. The goodwill associated with the acquired business is non-deductible for tax purposes and is reported in the Ultrasound segment. Caption Health is an artificial intelligence (“AI”) company whose technology expands access to AI-guided ultrasound screening for novice users.
See Note 13, “Financial Instruments and Fair Value Measurements” for further information about the fair value measurement of contingent consideration.

Goodwill
	Imaging	Ultrasound	PCS	PDx	Total
Balance at December 31, 2021	$4,433	$3,876	$2,049	$2,534	$12,892
Acquisitions	—	—	—	—	—
Foreign currency exchange and other(1)	(24)	(41)	(13)	(1)	(79)
Balance at December 31, 2022	4,409	3,835	2,036	2,533	12,813
Acquisitions(2)	16	94	—	—	110
Foreign currency exchange and other	6	4	2	1	13
Balance at December 31, 2023	$4,431	$3,933	$2,038	$2,534	$12,936
(1) Other includes purchase accounting adjustments for prior year acquisitions.
(2) Includes the acquisition of IMACTIS SAS in the second quarter of 2023.

The Company performs an impairment test of goodwill annually in the fourth quarter. In 2023, the Company performed qualitative testing for all reporting units that carried goodwill. Based on the results of the qualitative testing, the Company concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying value and no quantitative testing was required. Quantitative testing was performed for all reporting units in 2022 and 2021. The quantitative testing conducted in 2022 and 2021 concluded that no goodwill impairments existed.

Intangible Assets
	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$60	$(16)	$44	$60	$(10)	$50
Patents and technology	2,541	(1,867)	674	2,544	(1,815)	729
Capitalized software	1,963	(1,509)	454	2,309	(1,638)	671
Trademarks and other	33	(27)	6	35	(27)	8
Indefinite-lived assets(1)	75	—	75	62	—	62
Total	$4,672	$(3,419)	$1,253	$5,010	$(3,490)	$1,520
(1) Indefinite-lived intangible assets relate to acquired IPR&D prior to project completion and are not amortized.
The Company performs an impairment test of IPR&D in the third quarter. In 2023, the Company performed qualitative testing for all IPR&D assets. Based on the results of the qualitative testing, the Company concluded that it was more likely than not that the fair value of each IPR&D asset exceeded its carrying value and no quantitative testing was required, with one exception. A quantitative test was performed for one IPR&D asset. Quantitative testing was performed for all IPR&D assets in 2022 and 2021. There were no material impairments of indefinite-lived intangible assets recognized in the years ended December 31, 2023, 2022, or 2021.

During the year ended December 31, 2023, we recorded additions to acquired intangible assets subject to amortization of $62 million, primarily related to patents and technology, with a weighted-average useful life of nine years.

Amortization expense was $362 million, $405 million, and $400 million for the years ended December 31, 2023, 2022, and 2021, respectively. There were no material impairments of definite-lived intangible assets recognized in the years ended December 31, 2023, 2022, or 2021.

Estimated annual pre-tax amortization expense for intangible assets as of December 31, 2023 over the next five calendar years is as follows.

Estimated Intangible Pre-tax Amortization
	2024	2025	2026	2027	2028
Estimated annual pre-tax amortization	$303	$259	$207	$122	$71

NOTE 9. BORROWINGS

The Company’s borrowings include the following senior unsecured notes and credit agreements:

Senior Unsecured Notes
The Company’s long-term borrowings include $8,250 million aggregate principal amount of senior unsecured notes in six series with maturity dates ranging from 2024 through 2052 (collectively, the “Notes”). Interest payments on the Notes are due semi-annually until maturity. In the event of a change in control and a related downgrade of the ratings of the Notes below investment grade, the indenture governing the Notes requires that the Company make an offer to each holder of the Notes to repurchase all or any part of that holder’s notes at a repurchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest. The indenture also includes a limitation on liens incurred by the Company and its wholly owned U.S. subsidiaries. The indenture does not restrict the Company or its subsidiaries from incurring indebtedness, nor does it require any financial covenants. All covenants are subject to a number of exceptions, limitations, and qualifications. Refer to the table below for further information about the Notes.

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

There were no outstanding amounts under the five-year revolving credit facility and 364-day revolving credit facility as of December 31, 2023 or 2022. In the fourth quarter of 2023, we entered into a new 364-day senior unsecured revolving credit facility to replace the 364-day senior unsecured revolving credit facility that was scheduled to mature in January 2024.

On January 3, 2023, the Company completed a $2,000 million drawdown of the floating rate Term Loan Facility in connection with the Spin-Off from GE. In the fourth quarter of 2023, we repaid $850 million of the outstanding Term Loan Facility. We had no principal debt repayments on the Notes for the year ended December 31, 2023.

The Company pays a facility fee to each lender, which accrues at a rate equal to an applicable margin specified in the revolving credit facility agreements on the daily commitments of the lenders. The borrowings under the Credit Facilities will bear interest at variable interest rates equal to: (i) the alternate base rate or (ii) the Secured Overnight Financing Rate, in each case plus an applicable margin specified in the credit agreement. The Credit Facilities contain affirmative and negative covenants customary to financings of this type that, among other things, limit the Company and its subsidiaries’ ability to incur additional liens and to make certain fundamental changes. In addition, the Credit Facilities contain a financial covenant that requires the Company to not exceed a maximum consolidated net leverage ratio. The Company was in compliance with the financial covenant at each reporting period during 2023. The Credit Facilities will be used for general corporate purposes.

Interest expense associated with long-term debt was $616 million and $54 million for the years ended December 31, 2023 and 2022, respectively, and is included in Interest and other financial charges – net in the Consolidated and Combined Statements of Income. Interest expense for borrowings was not significant for the year ended December 31, 2021. The weighted average interest rate for the Notes and our Credit Facilities for the years ended December 31, 2023 and 2022 was 6.03% and 5.97%, respectively.

Borrowings Composition
	As of
	December 31, 2023	December 31, 2022
5.550% senior notes due November 15, 2024	$1,000	$1,000
5.600% senior notes due November 15, 2025	1,500	1,500
5.650% senior notes due November 15, 2027	1,750	1,750
5.857% senior notes due March 15, 2030	1,250	1,250
5.905% senior notes due November 22, 2032	1,750	1,750
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Term Loan Facility due January 2, 2026	1,150	—
Other	52	46
Total principal debt issued	9,452	8,296
Less: Unamortized debt issuance costs and discounts	35	47
Add: Cumulative basis adjustment for fair value hedges	25	—
Total borrowings	9,442	8,249
Less: Short-term borrowings (net of debt issuance costs)	1,006	15
Long-term borrowings	$8,436	$8,234

Scheduled maturities of borrowings, excluding amortization of discounts and debt issuance costs, are as follows.

2024	2025	2026	2027	2028	Thereafter	Total
$1,008	$1,541	$1,152	$1,751	$—	$4,000	$9,452

See Note 13, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of December 31, 2023 and 2022, the Company had bank guarantees and surety bonds of approximately $751 million and $657 million, respectively, related to certain commercial contracts. Additionally, we have approximately $39 million and $43 million of guarantees as of December 31, 2023 and 2022, respectively, primarily related to residual and credit guarantees on equipment sold to third-party finance companies. Our Consolidated and Combined Statements of Financial Position reflect a liability of $4 million as of December 31, 2023 and 2022 related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost. See Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” for further information on guarantee arrangements with GE.

NOTE 10. POSTRETIREMENT BENEFIT PLANS

PENSION BENEFITS AND RETIREE HEALTH AND LIFE BENEFITS SPONSORED BY GE PRIOR TO SPIN-OFF.

Certain GE HealthCare employees were covered under various pension and retiree health and life plans sponsored by GE prior to the Spin-Off. These plans were accounted for as multiemployer plans prior to the Spin-Off. Certain of these benefit plans are closed to new participants. For the years ended December 31, 2022 and 2021, relevant costs for these plans were allocated to the Company by GE and recognized within the Combined Statements of Income. These costs included service costs for active employees in the U.S. GE Pension Plan, certain international pension plans, the U.S. GE Supplementary Pension Plan, and certain U.S. retiree benefit plans. We did not record any assets or liabilities associated with our participation in these plans in our Combined Statement of Financial Position as of December 31, 2022.

Expenses associated with our employees’ participation in the U.S. GE Pension Plan and certain U.S. retiree benefit plans, which represent the majority of related expense, were $73 million and $96 million for the years ended December 31, 2022 and 2021, respectively. Expenses associated with our employees’ participation in certain international pension plans were $11 million and $22 million for the years ended December 31, 2022 and 2021, respectively.

In addition, certain GE HealthCare employees were covered under various pension plans historically sponsored by GE HealthCare. The assets and liabilities associated with these plans are included in our Combined Statement of Financial Position as of December 31, 2022.

PENSION BENEFITS AND RETIREE HEALTH AND LIFE BENEFITS POST SPIN-OFF.

In connection with the Spin-Off, on January 1, 2023, GE HealthCare assumed a portion of former GE pension and postretirement obligations and assets. The pension and postretirement obligations assumed relate to benefits owed to current GE HealthCare employees, former GE HealthCare employees, and certain GE legacy plan participants. For the postretirement plans, GE HealthCare is now a participant in a multiple-employer plan with GE.

The total assets and liabilities for all plans assumed by GE HealthCare on January 1, 2023, are shown in the tables below.

Accumulated Benefit Obligations and Unrecognized Gain
	As of January 1, 2023
	Defined benefit plans(1)	Other postretirement plans(2)	Total
Accumulated benefit obligations	$21,696	$1,210	$22,906
Unrecognized gain recorded in AOCI	1,258	1,223	2,481

Net Benefit Liability
	As of January 1, 2023
	Defined benefit plans(1)	Other postretirement plans(2)	Total
Projected benefit obligations	$21,743	$1,210	$22,953
Fair value of assets	18,908	—	18,908
Net liability	$2,835	$1,210	$4,045
(1) Defined benefit plans are comprised of both Principal Pension Plans and Other Pension Plans, as defined below.
(2) Other postretirement plans (“OPEB Plans”) are comprised of other post-employment benefits, as defined below.

DESCRIPTION OF OUR PLANS.

For the years ended December 31, 2022 and 2021, we disclose postretirement plans with assets or obligations that exceed $20 million in the following tables. As a result of the liabilities and assets transferred to GE HealthCare on January 1, 2023, we disclose in the following tables postretirement plans with assets or obligations that exceed $50 million for the year ended December 31, 2023. We use a December 31st measurement date for these plans.

Our Principal Pension Plans include the GE HealthCare Pension Plan which covers U.S. participants and our GE HealthCare Supplemental Pension Plan which provides supplementary benefits to higher-level, longer-service U.S. employees. The Principal Pension Plans are comprised of the obligations transferred to GE HealthCare from GE in connection with the Spin-Off. These plans have been closed to new participants since 2012. All remaining service accruals for the GE HealthCare Pension Plan will freeze effective December 31, 2024. Benefits for participants of the GE HealthCare Supplemental Pension Plan who became executives before 2011 were frozen effective January 1, 2021, and thereafter these employees accrue a benefit which is paid out in ten annual installments upon retirement. The GE HealthCare Pension Plan has a projected benefit obligation of $16,138 million, plan assets of $14,700 million, and is 91% funded per U.S. GAAP as of December 31, 2023. The GE HealthCare Supplemental Pension plan has a projected benefit obligation of $2,022 million as of December 31, 2023, and the benefits are paid to eligible participants directly by the Company as described further in the ‘Funding’ section of this Note.

Our Other Pension Plans include all other plans, which cover certain U.S. participants and non-U.S. participants. These plans include obligations that existed prior to the Spin-Off and obligations transferred to GE HealthCare from GE in connection with the Spin-Off. In certain countries, benefit accruals have ceased and/or have been closed to new hires as of various dates.

The OPEB Plans include health and life insurance benefits to U.S. participants. GE HealthCare assumed the obligations associated with these plans in connection with the Spin-Off. Participants share in the cost of the healthcare and life insurance benefits. Certain benefits for salaried and hourly participants were closed to new retirees in 2015 and 2019.

Funding
The funding policy for the GE HealthCare Pension Plan and our Other Pension Plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus any additional amounts as we may determine to be appropriate. The GE HealthCare Supplemental Pension Plan and OPEB Plans are unfunded and we pay benefits from our cash on hand. In 2023, the Company made cash payments totaling $142 million for its GE HealthCare Supplemental Pension Plan, $84 million to its Other Pension Plans and $131 million to its OPEB Plans. In 2024, the Company expects to make total cash contributions of approximately $336 million to our pension and OPEB plans. The Company does not have a required minimum funding contribution for its U.S.-based GE HealthCare Pension Plan in 2024. Future contributions will depend on market conditions, interest rates, and other factors.

Plan Funded Status
	As of
	December 31, 2023			December 31, 2022
	Principal Pension Plans	Other Pension Plans	OPEB Plans	Other Pension Plans
Change in projected benefit obligations
Balance at January 1	$—	$640	$—	$940
Transfers from GE at Spin-Off	17,997	3,707	1,149	—
Service cost	32	23	6	19
Interest cost	952	209	59	17
Participant contributions	4	1	18	1
Plan amendments	53	2	—	—
Actuarial loss (gain) – net	493	221	50	(193)
Benefits paid	(1,341)	(359)	(149)	(38)
Curtailments	(30)	—	—	—
Exchange rate adjustments	—	144	—	(43)
Balance at December 31	$18,160	$4,588	$1,133	$703
Change in plan assets
Balance at January 1	$—	$382	$—	$553
Transfers from GE at Spin-Off	14,838	4,046	—	—
Actual gain (loss) on plan assets	1,057	189	—	(101)
Employer contributions	142	84	131	18
Participant contributions	4	1	18	1
Benefits paid	(1,341)	(359)	(149)	(38)
Acquisitions/Divestitures/Mergers	—	1	—	—
Exchange rate adjustments	—	174	—	(8)
Balance at December 31	$14,700	$4,518	$—	$425
Funded status – surplus (deficit)	$(3,460)	$(70)	$(1,133)	$(278)

Amounts Recorded in Consolidated and Combined Statements of Financial Position
	As of
	December 31, 2023			December 31, 2022
	Principal Pension Plans	Other Pension Plans	OPEB Plans	Other Pension Plans
All other assets	$—	$712	$—	$65
All other current liabilities	(143)	(47)	(130)	(16)
Compensation and benefits	(3,317)	(735)	(1,003)	(327)
Net amount recorded	$(3,460)	$(70)	$(1,133)	$(278)

Pre-Tax Amounts Recorded in AOCI
	As of
	December 31, 2023			December 31, 2022
	Principal Pension Plans	Other Pension Plans	OPEB Plans	Other Pension Plans
Net loss (gain)	$(1,213)	$1,075	$(482)	$60
Prior service cost (credit)	(43)	(18)	(533)	(5)
Total recorded in AOCI	$(1,256)	$1,057	$(1,015)	$55

The accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels. The table below summarizes the total accumulated benefit obligation, the accumulated benefit obligation in excess of plan assets, and the projected benefit obligation and fair value of plan assets for the defined benefit pension plans with projected benefit obligation in excess of plan assets.

Plan Obligations in Excess of Plan Assets
	As of
	December 31, 2023	December 31, 2022
Accumulated benefit obligation	$23,841	$687
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$20,774	$390
Fair value of plan assets	15,433	63
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$20,808	$406
Fair value of plan assets	15,433	63

Components of Expense (Income)
	For the years ended December 31
	Principal Pension Plans	Other Pension Plans			OPEB Plans
	2023	2023	2022	2021	2023
Service cost – Operating	$32	$23	$19	$24	$6
Interest cost	952	209	17	15	59
Expected return on plan assets	(1,170)	(256)	(27)	(27)	—
Amortization of net loss (gain)	(125)	10	5	17	(64)
Amortization of prior service cost (credit)	4	(3)	(5)	(4)	(87)
Curtailment loss (gain)	17	—	—	—	—
Settlement loss (gain)	—	61	—	—	—
Non-operating	$(322)	$21	$(10)	$1	$(92)
Net periodic expense (income)	$(290)	$44	$9	$25	$(86)

In the third quarter of 2023, management approved an amendment to the U.S.-based GE HealthCare Pension Plan whereby the benefits for all remaining active employees will be frozen effective December 31, 2024, and additional benefit enhancements were provided. As a result, we recognized a non-cash pre-tax curtailment loss of approximately $17 million as non-operating benefit costs and an increase to our pension liability of $23 million. As a result of the plan changes, we remeasured the plan assets and the projected benefit obligation. These changes collectively decreased AOCI by $305 million in the Consolidated Statement of Financial Position.

In the fourth quarter of 2023, management approved and paid a one-time lump sum payment for certain terminated employees in two plans who were vested in their benefits. These lump sum settlements reduce our future cash requirements and premiums. As a result of the partial settlement of the pension liability, we recognized a non-cash pre-tax settlement charge. The settlement charge of $61 million represents a pro rata portion of unrecognized net loss recorded in AOCI and is recorded in Non-operating benefit (income) costs in the Consolidated Statement of Income.

Pre-tax Cost of Postretirement Benefit Plans and Changes in Other Comprehensive Income
	For the years ended December 31
	2023			2022	2021
	Principal Pension Plans	Other Pension Plans	OPEB Plans	Other Pension Plans	Other Pension Plans
Cost of postretirement benefit plans	$(290)	$44	$(86)	$9	$23
Changes in other comprehensive loss (income):
Transfers from GE at Spin-Off	(1,989)	740	(1,216)	—	—
Plan amendments	53	—	—	—	—
Net loss (gain) – current year	606	287	50	(74)	(86)
Reclassifications out of AOCI:
Curtailment / settlement gain (loss)	(47)	(61)	—	—	—
Amortization of net loss (gain)	125	(10)	64	(5)	(16)
Amortization of prior service credit	(4)	3	87	5	4
Total changes in other comprehensive loss (income)	$(1,256)	$959	$(1,015)	$(74)	$(98)
Cost (income) of postretirement benefit plans and changes in other comprehensive loss (income)	$(1,546)	$1,003	$(1,101)	$(65)	$(75)

Assumptions
	For the years ended December 31
	2023			2022	2021
	Principal Pension Plans	Other Pension Plans	OPEB Plans	Other Pension Plans	Other Pension Plans
Weighted-average benefit obligations assumptions
Discount rate	5.2%	4.5%	5.1%	4.3%	1.9%
Compensation increases	3.9%	3.1%	3.6%	3.0%	2.8%
Weighted-average benefit cost assumptions
Discount rate	5.5%	4.9%	5.4%	1.9%	1.4%
Expected rate of return on plan assets	7.0%	5.6%	—%	6.3%	5.4%

For the December 31, 2023 postretirement health care obligations remeasurement, the Company assumed a 6.5% initial weighted average rate of increase in the per capita cost of the various covered health care benefits, which applies primarily to non-Medicare eligible participants. The trend rate was assumed to decrease gradually to an ultimate rate of 5.0% in 2029 and remain at that level thereafter.

Assumptions Used in Calculations
Accounting requirements necessitate the use of assumptions to reflect the uncertainties and the length of time over which the pension obligations will be paid. The actual amount of future benefit payments will depend upon when participants retire, the amount of their benefit at retirement, and how long they live. To reflect the obligation in today’s U.S. dollars, we discount the future payments using a rate that matches the time frame over which the payments are expected to be made. We also assume a long-term rate of return that will be earned on investments used to fund these payments.

GE HealthCare engages third-party actuaries to assist in the determination of the pension and other postretirement plan assumptions. We evaluate these assumptions annually. We periodically evaluate other assumptions, such as retirement age, mortality, and turnover, and update them as necessary to reflect our actual experience and expectations for the future.

We determine the discount rate using the weighted average yields on high-quality fixed-income securities that have maturities consistent with the expected timing of benefit payments. Lower discount rates increase the size of the benefit obligations and generally increase pension expense in the following year; higher discount rates reduce the size of the benefit obligation and generally reduce subsequent-year pension expense.

The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, we consider the current and target composition of plan investments, our historical returns earned, and our expectations about the future.

The compensation assumption is used to estimate the annual rate at which compensation of active plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in AOCI in our Consolidated and Combined Statements of Financial Position and amortized to earnings in subsequent periods.

With respect to the pension balances included on our Consolidated Statement of Financial Position as of December 31, 2023, we estimate that we will amortize $(116) million of net actuarial gain and $(81) million of prior service credit from AOCI into Non-operating benefit (income) cost in the Consolidated Statement of Income during 2024.

Expected Future Benefit Payments of Our Benefit Plans
	Principal Pension Plans	Other Pension Plans	OPEB Plans
2024	$1,277	$226	$130
2025	1,289	239	124
2026	1,300	239	119
2027	1,307	243	114
2028	1,310	254	110
2029-2033	6,449	1,334	454

PENSION PLAN ASSETS.

The GE HealthCare Employee Benefits Investment Committee (the “Investment Committee”) oversees and monitors the investment of the assets of our U.S. funded pension plans. The Investment Committee retains independent investment managers and advisors and uses documented policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, use of derivatives, the relationship between plan assets and benefit obligations, the funded status of the plans, and other relevant factors and considerations.

The assets of our U.S. funded pension plans are invested in a portfolio that includes U.S. and international equity securities; U.S. government, agency and corporate debt securities; asset-backed debt securities; private equity; real estate and other alternative investments; as well as cash and cash equivalents and derivatives contracts. This combination of assets and derivatives is utilized to implement the investment strategies as well as for hedging asset and liability risks. The Investment Committee sets target allocation percentages at an asset class level, including permitted ranges above or below the target allocation percentages.

The plan assets for international plans are managed and allocated by the entities in each country.

The following tables summarize our pension plan financial instruments that are measured at fair value on a recurring basis. There are no plan assets associated with our OPEB Plans. The inputs and valuation techniques used to measure the fair value of the assets are consistent with the valuation methodologies we use to measure financial assets at fair value on a recurring basis, as described in Note 2, “Summary of Significant Accounting Policies.”

Composition of Plan Assets as of December 31, 2023
	Principal Pension Plans					Other Pension Plans
		Basis of fair value measurement					Basis of fair value measurement
	Balance as of December 31, 2023	Level 1	Level 2	Level 3	Measured at NAV(1)	Balance as of December 31, 2023	Level 1	Level 2	Level 3	Measured at NAV(1)
Global equity securities	$2,609	$954	$—	$—	$1,655	$467	$51	$1	$—	$415
Debt securities (including cash and cash equivalents)	8,121	866	6,309	—	946	2,977	239	2,203	—	535
Real estate	912	—	—	382	530	508	—	—	20	488
Private equities and other investments	3,058	—	9	213	2,836	566	—	1	11	554
Fair value of plan assets	$14,700	$1,820	$6,318	$595	$5,967	$4,518	$290	$2,205	$31	$1,992
(1) Certain assets that are measured at fair value using the NAV per share (or its equivalent), as a practical expedient, have not been classified in the fair value hierarchy.

Composition of Plan Assets as of December 31, 2022
	Other Pension Plans
		Basis of fair value measurement
	Balance as of December 31, 2022	Level 1	Level 2	Level 3	Measured at NAV(1)
Global equity securities	$67	$33	$—	$—	$34
Debt securities (including cash and cash equivalents)	205	24	150	—	31
Real estate	25	—	—	12	13
Private equities and other investments	128	3	7	49	69
Fair value of plan assets	$425	$60	$157	$61	$147
(1) Certain assets that are measured at fair value using the NAV per share (or its equivalent), as a practical expedient, have not been classified in the fair value hierarchy.

As of December 31, 2023 and 2022, the fair value of plan assets that used significant unobservable inputs (Level 3) was $626 million and $61 million, respectively. These assets primarily relate to real estate and private equity investments. The changes to the balances of Level 3 plan assets during 2023 were primarily a result of the transferred liabilities and assets to GE HealthCare on January 1, 2023. The changes to the balances of Level 3 plan assets during 2022 were not significant.

Weighted Average Asset Allocation of Pension Plans
	2023 Target		2023 Actual
	Principal Pension Plans	Other Pension Plans	Principal Pension Plans	Other Pension Plans
Global equity securities	18%	11%	18%	10%
Debt securities (including cash and cash equivalents)	54%	58%	55%	66%
Real estate	7%	17%	6%	11%
Private equities and other instruments	21%	14%	21%	13%

DEFINED CONTRIBUTION PLAN.

As a result of the Spin-Off, GE HealthCare established a defined contribution plan for its eligible U.S. employees that was largely consistent with the plan they participated in while GE HealthCare operated as a business of GE. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan in 2023 and GE’s defined contribution plan in 2022 and 2021 represent the employer matching contributions for GE HealthCare employees and were $122 million, $123 million and $119 million for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 11. INCOME TAXES

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

Income Before Income Taxes
	For the years ended December 31
	2023	2022	2021
U.S. income	$816	$1,090	$1,587
Non-U.S. income	1,545	1,422	1,288
Total	$2,361	$2,512	$2,875

Provision for Income Taxes
	For the years ended December 31
	2023	2022	2021
Current
U.S. Federal	$171	$396	$141
Non – U.S.	345	324	422
U.S. State	42	97	55
Deferred
U.S. Federal	—	(213)	82
Non – U.S.	103	7	(101)
U.S. State	82	(48)	1
Total	$743	$563	$600

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
	For the years ended December 31
	2023	2022	2021
Income before taxes	$2,361	$2,512	$2,875
Tax expected at 21%	496	528	604
Foreign operations	63	43	(54)
Withholding taxes	28	4	11
U.S. tax on foreign operations	(35)	(36)	(23)
Uncertain tax positions	11	6	11
R&D benefits	(33)	(33)	(32)
State taxes, net of federal benefit	24	39	45
Valuation allowance	19	8	33
Spin-Off and separation costs	184	—	—
Other	(14)	4	5
Provision for income taxes	$743	$563	$600
Actual income tax rate	31.5%	22.4%	20.9%

UNRECOGNIZED TAX BENEFITS.

The Company is subject to periodic tax audits by tax authorities in the U.S. (both federal and state) and the numerous countries in which we operate. In 2021, the Company settled with tax authorities in certain foreign jurisdictions. While the Company currently is being audited in a number of jurisdictions for tax years 2004-2022, including China, Germany, Norway, the United Kingdom, and the United States, we believe that there are no jurisdictions in which the ultimate outcome of unresolved issues or claims is likely to be material to the results of operations, financial position, or cash flows. We believe that we have made adequate provisions for all unrecognized tax benefits.

UNRECOGNIZED TAX BENEFITS RECONCILIATION.

The balance of unrecognized tax benefits, the amount of related interest and penalties, and what we believe to be the range of reasonably possible changes in the next 12 months are as follows.

	2023	2022	2021
Balance at beginning of period	$465	$365	$684
Additions for tax positions of the current year	—	9	9
Additions for tax positions of prior years	156	137	14
Reductions for tax positions of prior years	(203)	(41)	(78)
Settlements with tax authorities	(6)	(1)	(262)
Expiration of the statute of limitations	(3)	(4)	(2)
Balance at end of period	$409	$465	$365

During the year ended December 31, 2023, $134 million of unrecognized tax benefits were contributed to the Company by GE as a part of the opening balance sheet adjustments, and are included in the Additions for tax positions of the prior years line in the table above. Also during the year ended December 31, 2023, a matter was closed with local tax authorities which resulted in the reversal of a net operating loss deferred tax asset and the related $183 million unrecognized tax benefit, which is included in the Reductions for tax positions of prior years line above. During the year ended December 31, 2022, $132 million of unrecognized tax benefits were contributed to the Company by GE, which are included in the Combined Statement of Financial Position as of December 31, 2022, and are included in the Additions for tax positions of prior years line in the table above.

Unrecognized Tax Benefits
	For the years ended December 31
	2023	2022	2021
Unrecognized tax benefits	$409	$465	$365
Accrued interest on unrecognized tax benefits	72	56	53
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	29	45	36
Portion that, if recognized, would reduce tax expense and effective tax rate	157	153	111

In the first quarter of 2023, the Company changed its accounting policy for presentation of interest expense on uncertain tax positions from within Interest and other financial charges – net to within Benefit (provision) for income taxes. See Note 2, “Summary of Significant Accounting Policies” for further information. For the year ended December 31, 2023, $12 million of interest expense on uncertain tax positions was recorded in Benefit (provision) for income taxes and for the years ended December 31, 2022, and 2021, $12 million and $9 million of interest expense on uncertain tax positions were recorded in Interest and other financial charges – net, respectively, in the Consolidated and Combined Statements of Income. For the year ended December 31, 2023, $6 million of income tax penalties was recorded in (Benefit) provision for income taxes in the Consolidated Statement of Income. No accrual for penalties was made in the years ended December 31, 2022 or 2021.

DEFERRED INCOME TAXES.

We regularly evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce the deferred tax assets to an amount that is more likely than not to be realized (a likelihood of more than 50%). Significant judgment is required in determining whether a valuation allowance is necessary and the amount of such valuation allowance. In assessing the recoverability of our deferred tax assets at December 31, 2023, we considered all available evidence, including the nature of financial statement losses, reversing taxable temporary differences, estimated future operating profits, and tax planning actions and strategies.

Deferred Income Taxes
	As of
	December 31, 2023	December 31, 2022
Total assets	$4,474	$1,550
Total liabilities	(68)	(370)
Net deferred income tax asset (liability)	$4,406	$1,180

Components of the Net Deferred Income Tax Asset (Liability)
	As of
	December 31, 2023	December 31, 2022
Deferred tax assets:
Employee benefits	$1,418	$222
Contract liabilities	171	193
Inventories	95	84
Operating loss carryforwards	648	176
Other accrued expenses	68	70
Receivables	45	42
Lease liabilities	75	57
Tax credit carryforwards	59	128
Contract assets	79	99
U.S. interest restriction carryforwards	61	—
Goodwill and other intangible assets	1,461	—
Property, plant, and equipment	261	338
Capitalized R&D	547	554
Other	8	—
Total deferred income tax asset	4,996	1,963
Valuation allowances	(540)	(272)
Total deferred income tax asset after valuation allowance	4,456	1,691
Deferred tax liabilities:
Goodwill and other intangible assets	—	(458)
ROU assets	(50)	(47)
Other	—	(6)
Total deferred income tax liability	(50)	(511)
Net deferred income tax asset (liability)	$4,406	$1,180

Effective January 1, 2022, U.S. taxpayers are required to capitalize certain R&D expenses and amortize them over five or fifteen years pursuant to the Internal Revenue Code of 1986, as amended. This provision increased our taxable income for the years ended December 31, 2023 and 2022, and resulted in additional cash payments for U.S. federal and state income taxes. A deferred tax asset on 2023 R&D expenses was recorded related to this provision with a balance of $267 million as of December 31, 2023. A deferred tax asset on 2022 R&D expenses was recorded related to this provision with a balance of $197 million and $293 million as of December 31, 2023 and 2022, respectively. In the event the capitalization of research costs is adjusted through retroactive legislation effective for 2022, the Company expects to record a reduction to the 2022 deferred tax asset resulting in a charge to tax expense under the Tax Matters Agreement with GE.

In connection with the Spin-Off, certain deferred income taxes were contributed to the Company by GE. During 2022, a net deferred income tax asset of $80 million was contributed to the Company by GE and are recognized within Deferred income taxes in the Combined Statement of Financial Position as of December 31, 2022.

Also, in connection with the Spin-Off, our net deferred income tax assets increased by $3,099 million primarily due to transfers from GE, including $964 million related to pension and postretirement benefits, with the remainder primarily attributable to tax attributes that were not part of the Company’s stand-alone operations, and changes to valuation on a GE HealthCare basis.

Valuation allowances primarily relate to non-U.S. deferred taxes where there were historical losses and U.S. federal and state credit carryforwards. Activity in the valuation allowance for the years ended December 31, 2023, 2022, and 2021 consists of the following:

Valuation Allowances

Balance at December 31, 2020	$250
Provision for income taxes	39
Foreign currency exchange and other	(10)
Balance at December 31, 2021	$279
Provision for income taxes	(5)
Foreign currency exchange and other	(2)
Balance at December 31, 2022	$272
Provision for income taxes	(12)
Foreign currency exchange and other	280
Balance at December 31, 2023	$540

As a result of the Spin-Off, there was an increase in the valuation allowance of $269 million, which is included in the Foreign currency exchange and other line of the table above.

NET OPERATING LOSSES.

As a result of the Spin-Off, there was an increase in the net operating loss deferred tax asset of $1,075 million. As of December 31, 2023, the Company had net operating loss carryforwards of $6,526 million primarily related to France, Ireland, Brazil, Germany, and the Netherlands, which can be carried forward indefinitely. The gross net operating loss carryforwards resulted in a deferred tax asset of $1,241 million as of December 31, 2023. This amount excludes accruals of $149 million for unrecognized tax benefits the Company has recorded related to the underlying tax positions which generated the net operating losses and expected impacts to U.S. foreign tax credits of $444 million.

UNDISTRIBUTED EARNINGS.

Post Spin-Off, the Company’s previously undistributed earnings of certain of our foreign subsidiaries are no longer indefinitely reinvested in non-U.S. businesses due to current U.S. funding needs. Therefore, in 2023, an incremental deferred tax liability of $21 million was recorded for withholding and other foreign taxes due upon future distribution of earnings. In addition, the Company is providing for withholding and other foreign taxes due upon future distribution of current period earnings. However, the Company generally considers instances of outside basis differences in foreign subsidiaries that would incur additional U.S. tax upon an unforeseen future reversal (e.g., capital gain distribution or disposition to an unrelated third party) of approximately $7,729 million to be permanent in duration. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET

Changes in AOCI by component, net of income taxes, were as follows.

Accumulated Other Comprehensive Income (Loss)
	Currency translation adjustments(1)	Benefit plans	Cash flow hedges	Total AOCI
December 31, 2020	$(643)	$(180)	$(16)	$(839)
Other comprehensive income (loss) before reclasses – net of taxes of $(9), $(57), and $(12)	(326)	74	40	(212)
Reclasses from AOCI – net of taxes(2) of $0, $37, and $(3)	—	6	8	14
Other comprehensive income (loss)	(326)	80	48	(198)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
December 31, 2021	(969)	(100)	32	(1,037)
Other comprehensive income (loss) before reclasses – net of taxes of $(5), $(39), and $(10)	(878)	58	27	(793)
Reclasses from AOCI – net of taxes(2) of $0, $0, and $17	—	—	(50)	(50)
Other comprehensive income (loss)	(878)	58	(23)	(843)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2)	—	—	(2)
December 31, 2022	(1,845)	(42)	9	(1,878)
Other comprehensive income (loss) before reclasses – net of taxes(3) of $22, $186, and $1	74	(601)	(5)	(532)
Reclasses from AOCI – net of taxes(2) of $0, $97, and $6	—	(296)	(22)	(318)
Other comprehensive income (loss)	74	(897)	(27)	(850)
Spin-Off related adjustments – net of taxes(4) of $0 $(509), and $0	28	1,972	—	2,000
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(37)	—	—	(37)
December 31, 2023	$(1,706)	$1,033	$(18)	$(691)
(1) The amount of Currency translation adjustments (“CTA”) recognized in Other comprehensive income (loss) (“OCI”) during the years ended December 31, 2023 and 2022 included net gains (losses) relating to net investment hedges, as further discussed in Note 13, “Financial Instruments and Fair Value Measurements.”
(2) Reclassifications from AOCI into earnings for Benefit plans are recognized within Non-operating benefit (income) loss, while Cash flow hedges are recognized within Cost of products or Cost of services in our Consolidated and Combined Statements of Income.
(3) Includes pre-tax impact to Benefit plans of $(305) million for the pension plan amendment and related remeasurement of plan assets and benefit obligations. Refer to Note 10, “Postretirement Benefit Plans” for further information.
(4) Includes impact of $1,972 million to Benefit plans for unrecognized gain transferred from the GE pension and other postretirement plans and $28 million to CTA associated with other Spin-Off related adjustments. Refer to Note 10, “Postretirement Benefit Plans” for further information on the unrecognized gain transferred from the GE pension and other postretirement plans in connection with the Spin-Off.

NOTE 13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

DERIVATIVES AND HEDGING.

Our primary objective in executing and holding derivative contracts is to reduce the volatility of earnings and cash flows associated with risks related to foreign currency exchange rates, interest rates, equity prices, and commodity prices. These derivative contracts reduce, but do not entirely eliminate, the aforementioned risks. Our policy is to use derivative contracts solely for managing risks and not for speculative purposes.

The fair values of derivative contracts are recognized within All other current assets, All other assets, All other current liabilities, and All other liabilities in the Consolidated and Combined Statements of Financial Position based upon the contractual timing of settlements for these contracts. We designate certain derivative contracts as hedging instruments in cash flow, fair value, or net investment hedges. We evaluate the effectiveness of our derivative contracts designated as hedging instruments on a quarterly basis.

Cash Flow Hedges
We use foreign currency forward contracts to hedge the volatility of cash flows related to forecasted transactions and firm commitments, including intercompany transactions, denominated in foreign currencies other than a subsidiary’s functional currency. The maximum length of time over which we hedge forecasted transactions is two years. As of December 31, 2023, these contracts have a maximum remaining maturity of 12 months.

For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction occurs and to the same financial statement line item impacted by the hedged transaction. We expect to reclassify $21 million of pre-tax net deferred losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the impact on earnings of the related hedged transactions.

The cash flows associated with derivatives designated as cash flow hedges are recorded in Cash from (used for) operating activities in the Consolidated and Combined Statements of Cash Flows.

Net Investment Hedges
We use cross-currency interest rate swaps and foreign currency forward contracts in combination with foreign currency option contracts to hedge the foreign currency risk associated with our net investment in foreign operations. The maximum length of time over which we are hedging our net investment in foreign operations is approximately five years. As of December 31, 2023, these contracts have a maximum remaining maturity of 52 months and were designated as hedges of our net investment in foreign operations with Euro, Japanese Yen, and Chinese Renminbi functional currencies.

We use the spot method to assess hedge effectiveness for our net investment hedges. Changes in the fair value of the designated hedging instruments attributable to fluctuations in foreign currency to USD spot exchange rates are initially recorded and held as a component of the CTA portion of AOCI until the hedged foreign operation is either sold or substantially liquidated. Changes in fair value of the portion of net investment hedging derivatives excluded from the assessment of effectiveness are recorded in CTA and then recognized within Interest and other financial charges – net in the Consolidated and Combined Statements of Income using a systematic and rational method over the life of the hedge. Excluded components on the cross-currency swaps designated as net investment hedges, in the form of accrued interest, are recorded within Interest and other financial charges – net in the Consolidated and Combined Statements of Income.

The cash flows associated with derivatives designated as net investment hedges are recorded in Cash from (used for) investing activities in the Consolidated and Combined Statements of Cash Flows. Cash flows from the periodic interest settlements on the cross-currency swaps are recorded in Cash from (used for) operating activities in the Consolidated and Combined Statements of Cash Flows.

Fair Value Hedges
We use interest rate swaps to hedge the interest rate risk on our fixed rate borrowings. These derivatives are designated as fair value hedges. In the fourth quarter of 2023, we executed interest-rate swap contracts to hedge the benchmark interest rate risk of specific designated cash flows of a senior unsecured note.

We record the changes in fair value on the swap contracts in Interest and other financial charges – net in our Consolidated and Combined Statements of Income, the same line item where the offsetting change in the fair value of the designated cash flows of the senior unsecured note is recorded as a basis adjustment.

Cash flows for the periodic interest settlements on the interest rate swaps are recorded in Cash from (used for) operating activities in the Consolidated and Combined Statements of Cash Flows.

Derivatives Not Designated as Hedging Instruments
We also execute derivative instruments, such as foreign currency forward contracts, equity-linked total return swaps, and commodity forward contracts that are not designated as qualifying hedges. These derivatives serve as economic hedges of the foreign currency rate risk, equity price risk and commodity price risk. We identify foreign currency-related features in our purchase or sales contracts where the currency is not the local or functional currency of a substantive party to the contract and record them as embedded derivatives.

The changes in fair value of derivatives not designated in qualifying hedge transactions are recorded in Cost of products, Cost of services, SG&A, and Other (income) expense – net in the Consolidated and Combined Statements of Income based on the nature of the underlying hedged transaction. Changes in fair value of embedded derivatives are recognized in Other (income) expense – net in the Consolidated and Combined Statements of Income.

The cash flows associated with derivatives not designated as hedges are recorded in Cash from (used for) operating activities and Cash from (used for) investing activities in the Consolidated and Combined Statements of Cash Flows based on the nature of the underlying hedged transaction.

The following table presents the gross fair values of our outstanding derivative instruments.

Fair Value of Derivatives
	December 31, 2023			December 31, 2022
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency exchange contracts	$1,356	$8	$30	$1,240	$32	$53
Derivatives accounted for as cash flow hedges	1,356	8	30	1,240	32	53
Cross-currency swaps(1)	2,209	—	204	2,132	—	111
Foreign currency exchange contracts and options	991	9	11	—	—	—
Derivatives accounted for as net investment hedges	3,200	9	215	2,132	—	111
Interest rate swaps(1)	1,000	35	10	—	—	—
Derivatives accounted for as fair value hedges	1,000	35	10	—	—	—
Foreign currency exchange contracts	3,597	19	12	4,456	9	20
Other derivatives(2)	438	57	2	660	25	25
Derivatives not designated as hedging instruments	4,035	76	14	5,116	34	45
Total derivatives	$9,591	$128	$269	$8,488	$66	$209
(1) Accrued interest was immaterial for the periods presented and is excluded from fair value. These amounts are recognized within All other current assets and All other current liabilities in the Consolidated and Combined Statements of Financial Position.
(2) Other derivatives are comprised of embedded derivatives, derivatives related to equity contracts, and commodity derivatives.

The following table presents amounts recorded in Long-term borrowings on the Consolidated Statement of Financial Position related to cumulative basis adjustment for fair value hedges.

	December 31, 2023
	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term borrowings designated in fair value hedges	$1,023	$25

Under the master arrangements with the respective counterparties to our derivative contracts, in certain circumstances and subject to applicable requirements, we are allowed to net settle transactions with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our Consolidated and Combined Statements of Financial Position and in the table above.

As of December 31, 2023, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $41 million.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the years ended December 31
	2023	2022	2021
Cash flow hedges	$(6)	$37	$40
Net investment hedges(1)	(97)	(111)	—
(1) Amounts recognized in OCI for excluded components for the periods presented were immaterial.

The tables below present the effects of our derivative financial instruments and hedging activity in the Consolidated and Combined Statements of Income.

Derivative Financial Instruments and Hedging Activity
	For the year ended December 31, 2023
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(3)
Foreign currency exchange contracts	$23	$6	$—	$—	$—
Effects of cash flow hedges	23	6	—	—	—
Cross-currency swaps	—	—	—	34	—
Foreign currency exchange contracts and options	—	—	—	3	—
Effects of net investment hedges(1)	—	—	—	37	—
Foreign currency exchange contracts	—	—	—	—	—
Interest rate swaps	—	—	—	24	—
Debt basis adjustment on Long-term borrowings	—	—	—	(25)	—
Other derivatives(2)	—	—	—	—	—
Effects of fair value hedges	—	—	—	(1)	—
Foreign currency exchange contracts	3	2	—	—	5
Other derivatives(2)	—	—	10	—	47
Effects of derivatives not designated as hedging instruments	$3	$2	$10	$—	$52

	For the year ended December 31, 2022
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(3)
Foreign currency exchange contracts	$54	$—	$—	$—	$—
Effects of cash flow hedges	54	—	—	—	—
Cross-currency swaps	—	—	—	—	—
Foreign currency exchange contracts and options	—	—	—	—	—
Effects of net investment hedges(1)	—	—	—	—	—
Foreign currency exchange contracts	—	—	—	—	—
Interest rate swaps	—	—	—	—	—
Debt basis adjustment on Long-term borrowings	—	—	—	—	—
Other derivatives(2)	—	—	—	—	—
Effects of fair value hedges	—	—	—	—	—
Foreign currency exchange contracts	(96)	—	—	—	11
Other derivatives(2)	—	—	—	—	11
Effects of derivatives not designated as hedging instruments	$(96)	$—	$—	$—	$22

	For the year ended December 31, 2021
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(3)
Foreign currency exchange contracts	$(8)	$—	$—	$—	$—
Effects of cash flow hedges	(8)	—	—	—	—
Cross-currency swaps	—	—	—	—	—
Foreign currency exchange contracts and options	—	—	—	—	—
Effects of net investment hedges	—	—	—	—	—
Foreign currency exchange contracts	(12)	—	—	—	—
Interest rate swaps	—	—	—	—	—
Debt basis adjustment on Long-term borrowings	—	—	—	—	—
Other derivatives(2)	—	—	—	—	24
Effects of fair value hedges	(12)	—	—	—	24
Foreign currency exchange contracts	—	—	—	—	10
Other derivatives(2)	—	—	—	—	—
Effects of derivatives not designated as hedging instruments	$—	$—	$—	$—	$10
(1) Amounts are excluded from effectiveness testing for 2023 and 2022.
(2) Other derivatives are comprised of embedded derivatives, derivatives related to equity contracts, and commodity derivatives.
(3) Amounts are inclusive of gains (losses) in Other (income) expense – net in the Consolidated and Combined Statements of Income.

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

FAIR VALUE MEASUREMENTS.

The following table represents assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
	As of December 31, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$31	$—	$—	$31	$21	$—	$—	$21
Derivatives	—	128	—	128	—	66	—	66
Liabilities:
Deferred compensation	264	5	—	269	62	2	—	64
Derivatives	—	269	—	269	—	203	6	209
Contingent consideration	—	—	44	44	—	—	42	42

Contingent Consideration
The contingent consideration liabilities as of December 31, 2023 and 2022 were recorded in connection with business acquisitions. During the years ended December 31, 2023 and 2022, we recorded benefits of $17 million and $65 million, respectively, from fair value adjustments related to the remeasurement of contingent consideration liabilities. These benefits are recognized within SG&A in the Consolidated and Combined Statements of Income. Changes in the Level 3 fair value measurement of contingent consideration were not material during the year ended December 31, 2021.

Non-recurring Fair Value Measurements
Changes in fair value measurements of assets and liabilities measured at fair value on a non-recurring basis, such as equity method investments, equity investments without readily determinable fair value, financing receivables, and long-lived assets, were not material for the years ended December 31, 2023, 2022, and 2021.

Fair Value of Other Financial Instruments
The estimated fair value of borrowings as of December 31, 2023 and 2022 was $9,959 million and $8,521 million compared to a carrying value (which includes a reduction for amortized debt issuance costs and discounts) of $9,442 million and $8,249 million, respectively. The fair value of our borrowings includes accrued interest and is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 9, “Borrowings” for further information.

NOTE 14. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES
GUARANTEES.
The Company has off-balance sheet credit exposure through standby letters of credit, bank guarantees, bid bonds, and surety bonds. See Note 9, “Borrowings” for further information. In addition, prior to Spin-Off, GE had provided performance guarantees in certain jurisdictions where we lacked the legal structure to issue the requisite guarantees required on certain projects.

Following the Spin-Off, which was completed pursuant to a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), the Company has remaining performance guarantees on behalf of GE. Under the Separation and Distribution Agreement, GE is obligated to use reasonable best efforts to replace the Company as the guarantor or terminate all such performance guarantees.

Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligors, the Company could be obligated to make payments under the applicable instruments for which GE is obligated to reimburse and indemnify the Company. As of December 31, 2023 the Company’s maximum aggregate exposure, subject to GE reimbursement, is approximately $114 million.

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

Product Warranties
	For the years ended December 31
	2023	2022	2021
Balance at beginning of period	$193	$161	$157
Current-year provisions	216	238	228
Expenditures	(218)	(199)	(221)
Other changes	1	(7)	(3)
Balance at end of period	$192	$193	$161
Product warranties are recognized within All other current liabilities in the Consolidated and Combined Statements of Financial Position.

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

Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. Service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia (the “District Court”) against a number of pharmaceutical and medical device companies, including GE HealthCare and certain affiliates, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint seeks monetary relief and alleges that the defendants provided funding for an Iraqi terrorist organization through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of the plaintiffs’ claims. In January 2022, a panel of the U.S. Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In February 2022, the defendants requested review of the decision by all of the judges on the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”). In February 2023, the D.C. Circuit denied this request. In June 2023, defendants petitioned the Supreme Court to review the D.C. Circuit’s decision. On October 2, 2023, the Supreme Court invited the Solicitor General to file a brief in this case expressing the views of the United States. The proceedings in the District Court are stayed.

Government Disclosures
From time to time, we make self-disclosures regarding our compliance with the Foreign Corrupt Practices Act (“FCPA”) and similar laws to relevant authorities who may pursue or decline to pursue enforcement proceedings against us. We, with the assistance of outside counsel, made voluntary self-disclosures to the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) beginning in 2018 regarding tender irregularities and other potential violations of the FCPA relating to our activities in certain provinces in China. We have been engaged in ongoing discussions with each of the SEC and the DOJ regarding these matters. We are fully cooperating with the reviews by these agencies and have implemented, and continue to implement, enhancements to our compliance policies and practices. At this time, we are unable to predict the duration, scope, result, or related costs associated with these disclosures to the SEC and the DOJ. We also are unable to predict what, if any, action may be taken by the SEC or the DOJ or what penalties or remedial actions they may seek. Any determination that our operations or activities are not in compliance with existing laws or regulations, including applicable foreign laws, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses.

ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS.

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal, and cleanup of substances regulated under environmental protection laws and nuclear decommissioning regulations. We have obligations for ongoing and future environmental remediation activities. Liabilities for environmental remediation and nuclear decommissioning exclude possible insurance recoveries. Due to uncertainties or changes regarding the status of laws, regulations, technology, and information related to individual sites and lawsuits, it is reasonably possible that our exposure will exceed amounts accrued, and amounts not currently reasonably estimable and/or probable may need to be accrued in future periods. Our environmental remediation liabilities, which are measured on an undiscounted basis, were $19 million and $11 million as of December 31, 2023 and 2022, respectively, and are recognized within All other current liabilities and All other liabilities in the Consolidated and Combined Statements of Financial Position.

We record asset retirement obligations, which primarily relate to nuclear decommissioning, associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are generally capitalized as part of the carrying value of the related long-lived assets and depreciated over the assets’ useful lives. Our asset retirement obligations were $267 million and $274 million at December 31, 2023 and 2022, respectively, and are recognized within All other current liabilities and All other liabilities in the Consolidated and Combined Statements of Financial Position. Changes in the liability balance were mainly due to foreign exchange rates, settlement, accretion, and revisions in fair value, and were not material for the years ended December 31, 2023, 2022, and 2021.

OTHER UNRECOGNIZED CONTRACTUAL OBLIGATIONS.

We have future contractual obligations and other minimum commercial commitments which represent take-or-pay contracts as well as purchase orders for goods and services utilized in the normal course of business such as capital expenditures, inventory, and services under contracts.

As of December 31, 2023, we had the following purchase commitments that are legally binding and specify minimum purchase quantities or spending amounts. These purchase commitments do not exceed our projected requirements and the amounts below exclude open purchase orders with a remaining term of less than one year.

Other Unrecognized Contractual Obligations
	2024	2025	2026	2027	2028	Thereafter	Total
Other Unrecognized Contractual Obligations	$308	$195	$142	$79	$72	$79	$875

NOTE 15. RESTRUCTURING AND OTHER ACTIVITIES – NET

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

For restructuring initiatives committed to by management through December 31, 2023, we recorded net expenses of $54 million, $146 million, and $155 million for the years ended December 31, 2023, 2022, and 2021. These restructuring initiatives are expected to result in additional expenses of approximately $20 million, to be incurred primarily over the next 12 months, substantially related to employee-related termination benefits and facility exit costs. Restructuring expenses (gains) are recognized within Cost of products, Cost of services, or SG&A, as appropriate, in the Consolidated and Combined Statements of Income.

Restructuring and Other Activities
	For the years ended December 31
	2023	2022	2021
Employee termination costs	$38	$74	$127
Facility and other exit costs	3	46	20
Asset write-downs	13	26	8
Total restructuring and other activities – net	$54	$146	$155

In connection with the Spin-Off, GE transferred employee termination obligations for services already rendered of $31 million to GE HealthCare of which $4 million was remaining as of December 31, 2023. Liabilities related to restructuring are recognized within All other current liabilities and All other liabilities in the Consolidated and Combined Statements of Financial Position and totaled $68 million and $75 million as of December 31, 2023 and 2022, respectively.

NOTE 16. SHARE-BASED COMPENSATION

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

Stock options provide employees the opportunity to purchase GE HealthCare shares in the future at the market price of our stock on the date the award is granted (the strike price). The options become exercisable over the vesting period, typically becoming fully vested in three to three and a half years, and expire ten years from the grant date if not exercised. We value stock options using a Black-Scholes option pricing model.

RSUs provide an employee the right to shares of GE HealthCare stock when the restrictions lapse over the vesting period of three to three and a half years. Upon vesting, each RSU is converted into one share of GE HealthCare common stock. We value RSUs using the market price on the grant date.

PSUs provide an employee with the right to receive shares of GE HealthCare stock based upon achievement of certain performance metrics. PSUs are subject to an employee service period of three to three and a half years. PSUs may include a relative total shareholder return (“TSR”) modifier to determine the number of shares earned at the end of the performance period. We engage third-party valuation specialists to assist with the fair value estimate of the PSUs that include the TSR modifier using a Monte Carlo simulation to model the probability of possible outcomes.

The following tables provide the weighted average fair value of options, RSUs, and PSUs granted to employees during the year ended December 31, 2023, and the related weighted average stock option valuation assumptions used in the Black-Scholes model.

Weighted Average Grant Date Fair Value
(In dollars)	December 31, 2023
Stock options	$25
RSUs	73
PSUs	85

Key Assumptions in the Black-Scholes Valuation for Stock Options
December 31, 2023
Risk-free rate	3.6%
Dividend yield	0.01%
Expected volatility	26.2%
Expected term (in years)	6.2

For new awards granted in 2023, the expected volatility was derived from a peer group’s blended historical and implied volatility as GE HealthCare does not have sufficient historical volatility based on the expected term of the underlying options. The expected term of the stock options was determined using the simplified method. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The dividend yield assumption is based on the expected annualized dividend payment at the date of grant.

Stock Option Activity
	Shares (in thousands)	Weighted average exercise price (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding as of January 4, 2023(1)	3,738	$90
Granted	2,155	72
Exercised/Vested	(561)	60
Forfeited	(159)	71
Expired	(210)	127
Outstanding as of December 31, 2023	4,963	$84	6.1	$35
Exercisable as of December 31, 2023	2,810	$94	3.8	$23
Expected to vest	1,755	$72	9.0	$10
(1) Our common stock began “regular way” trading on The Nasdaq Stock Market LLC (“Nasdaq”) on January 4, 2023. The shares outstanding as of January 4, 2023 pertain to GE equity-based awards issued by GE in prior periods to employees of the Company that were converted to GE HealthCare equity-based awards as part of the Spin-Off.

RSU and PSU Activity
	RSUs				PSUs
	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average vesting period (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average vesting period (in years)	Intrinsic value (in millions)
Outstanding as of January 4, 2023(1)	3,551	$58			1,365	$68
Granted	1,904	73			539	85
Exercised/Vested	(1,317)	56			—	—
Forfeited	(409)	60			(483)	72
Expired	—	—			(175)	66
Outstanding as of December 31, 2023	3,729	$67	1.5	$290	1,246	$85	1.4	$96
Expected to vest	3,333	$60	1.5	$258	N/A	N/A	N/A	N/A
(1) Our common stock began “regular way” trading on Nasdaq on January 4, 2023. The shares outstanding as of January 4, 2023 pertain to GE equity-based awards issued by GE in prior periods to employees of the Company that were converted to GE HealthCare equity-based awards as part of the Spin-Off.

Share-based compensation expense is recognized within Cost of products, Cost of services, SG&A, or R&D, as appropriate, in the Consolidated Statement of Income.

Share-based Compensation Expense	For the year ended
December 31, 2023
Share-based compensation expense (pre-tax)	$114
Income tax benefits	(23)
Share-based compensation expense (after-tax)	$91

Other Share-based Compensation Data

Unrecognized compensation expense as of December 31, 2023(1)	$149
Cash received from stock options exercised in the year ended December 31, 2023	34
Intrinsic value of stock options exercised and RSU/PSUs vested in the year ended December 31, 2023	106
(1) Amortized over a weighted average period of 1.9 years.

NOTE 17. EARNINGS PER SHARE

On January 3, 2023, there were approximately 454 million shares of GE HealthCare common stock outstanding, including the interest in our outstanding shares of common stock retained by GE following the Distribution. The computation of basic and diluted earnings per common share for all periods through December 31, 2022 was calculated using this same number of common shares outstanding since no GE HealthCare equity awards were outstanding as of the Distribution Date and is net of Net (income) loss attributable to noncontrolling interests which is fully associated with continuing operations. Subsequent to the Spin-Off, the dilutive effect of outstanding stock options, RSUs, and PSUs is reflected in the denominator for diluted earnings per share using the treasury stock method.

Earnings Per Share
	For the years ended December 31
(In millions, except per share amounts)	2023	2022	2021
Numerator:
Net income from continuing operations	$1,618	$1,949	$2,275
Net (income) loss attributable to noncontrolling interests	(46)	(51)	(46)
Net income from continuing operations attributable to GE HealthCare	1,572	1,898	2,229
Deemed preferred stock dividend of redeemable noncontrolling interest	(183)	—	—
Net income from continuing operations attributable to GE HealthCare common stockholders	1,389	1,898	2,229
Income (loss) from discontinued operations, net of taxes	(4)	18	18
Net income attributable to GE HealthCare common stockholders	$1,385	$1,916	$2,247
Denominator:
Basic weighted-average shares outstanding	455	454	454
Dilutive effect of common stock equivalents	3	—	—
Diluted weighted-average shares outstanding	458	454	454
Basic Earnings Per Share:
Continuing operations	$3.06	$4.18	$4.91
Discontinued operations	(0.01)	0.04	0.04
Attributable to GE HealthCare common stockholders	3.05	4.22	4.95
Diluted Earnings Per Share:
Continuing operations	$3.04	$4.18	$4.91
Discontinued operations	(0.01)	0.04	0.04
Attributable to GE HealthCare common stockholders	3.03	4.22	4.95
Antidilutive securities(1)	4	—	—
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 18. SUPPLEMENTAL FINANCIAL INFORMATION

Cash, Cash Equivalents, and Restricted Cash	As of
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$2,494	$1,440
Short-term restricted cash	10	5
Total Cash, cash equivalents, and restricted cash as presented on the Consolidated and Combined Statements of Financial Position	2,504	1,445
Long-term restricted cash(1)	2	6
Total Cash, cash equivalents, and restricted cash as presented on the Consolidated and Combined Statements of Cash Flows	$2,506	$1,451
(1) Long-term restricted cash is recognized within All other assets in the Consolidated and Combined Statements of Financial Position.

Inventories
	As of
	December 31, 2023	December 31, 2022
Raw materials	$961	$1,053
Work in process	91	91
Finished goods	908	1,011
Inventories(1)	$1,960	$2,155
(1) Certain inventory items are long-term in nature and therefore have been recognized within All other assets in the Consolidated and Combined Statements of Financial Position. See the supplemental table “All Other Current and Non-Current Assets” for further information.

Property, Plant, and Equipment – Net
	Depreciable lives (in years)	Original Cost		Accumulated Depreciation		Net Carrying Value
As of December 31		2023	2022	2023	2022	2023	2022
Land and improvements(1)	8	$70	$70	$(1)	$(1)	$69	$69
Buildings, structures and related equipment	8-40	1,956	1,889	(1,167)	(1,109)	789	780
Machinery and equipment(2)	4-20	2,617	2,541	(1,802)	(1,791)	815	750
Leasehold costs and manufacturing plants under construction	1-40	565	489	(94)	(87)	471	402
Property, plant, and equipment – net, exclusive of ROU operating lease assets		$5,208	$4,989	$(3,064)	$(2,988)	$2,144	$2,001
ROU operating lease assets(3)						356	313
Property, plant, and equipment – net						$2,500	$2,314
(1) Depreciable lives exclude land.
(2) Equipment leased to customers is classified as Machinery and equipment and is reported at cost less accumulated depreciation, and was $38 million and $39 million as of December 31, 2023 and 2022, respectively.
(3) See Note 7, “Leases” for further information.

Depreciation related to Property, plant, and equipment – net, exclusive of ROU operating lease assets, was $248 million, $228 million, and $225 million for the years ended December 31, 2023, 2022, and 2021, respectively.

All Other Current and Non-Current Assets
	As of
	December 31, 2023	December 31, 2022
Prepaid expenses and deferred costs	$147	$163
Financing receivables – net	97	97
Derivative instruments	84	63
Other(1)	61	94
All other current assets	$389	$417
Prepaid pension asset	716	70
Equity method and other investments	357	322
Financing receivables – net	178	196
Long-term receivables – net	124	145
Inventories	147	104
Contract and other deferred assets	168	119
Other(2)	191	68
All other non-current assets(3)	$1,881	$1,024
(1) Current Other primarily consists of tax receivables.
(2) Non-current Other primarily consists of indemnities due from GE and derivative instruments.
(3) All other non-current assets increased in the year ended December 31, 2023, primarily due to assets transferred from GE as a result of the Spin-Off. Refer to Note 1, “Organization and Basis of Presentation” for further information.

Equity Method Investments
		Equity method investment balance		Equity method income (loss)
As of December 31	Ownership Percentage	2023	2022	2023	2022	2021
Nihon Medi-Physics Co., Ltd	50%	$150	$162	$10	$16	$22
Other		20	20	1	(3)	5
Total		$170	$182	$11	$13	$27

All Other Current and Non-Current Liabilities
	As of
	December 31, 2023	December 31, 2022
Employee compensation and benefit liabilities(1)	$1,518	$853
Sales allowances and related liabilities	228	243
Uncertain and other income taxes and related liabilities	260	237
Product warranties	192	193
Accrued freight and utilities	132	150
Operating lease liabilities	110	104
Derivative instruments(2)	128	86
Interest payable on borrowings	87	52
Environmental and asset retirement obligations	21	34
Other(3)	335	238
All other current liabilities(4)	$3,011	$2,190
Contract liabilities	705	630
Operating lease liabilities	273	243
Environmental and asset retirement obligations	265	251
Uncertain and other income taxes and related liabilities	208	182
Derivative instruments	136	119
Finance lease obligations	38	39
Sales allowances and related liabilities	27	26
Other(5)	225	113
All other non-current liabilities(4)	$1,877	$1,603
(1) Employee compensation and benefit liabilities consists of incentive compensation and commissions, pension and other postretirement benefit obligations, payroll accruals, deferred compensation, and other employee related liabilities.
(2) Derivative instruments include the related accrued interest. Refer to Note 13, “Financial Instruments and Fair Value Measurements” for further information.
(3) Current Other primarily consists of miscellaneous accrued costs, dividends payable to shareholders, and contingent consideration liabilities.
(4) All other current and non-current liabilities increased in the year ended December 31, 2023, primarily due to liabilities transferred from GE as a result of the Spin-Off. Refer to Note 1, “Organization and Basis of Presentation” for further information.
(5) Non-current Other primarily consists of miscellaneous accrued costs, contingent consideration liabilities, and indemnities due to GE.

SUPPLY CHAIN FINANCE PROGRAMS.

Included within Accounts payable in the Consolidated and Combined Statements of Financial Position as of December 31, 2023 and 2022 were $365 million and $392 million, respectively, of confirmed supplier invoices that are outstanding and subject to third-party programs. See Note 2, “Summary of Significant Accounting Policies” for further information regarding our supply chain finance programs.

COLLABORATIVE ARRANGEMENTS.

In October 2023, we entered into a Collaboration and License Agreement (“Agreement”) with Novo Nordisk (“Novo”) to pursue a collaboration on the development, regulatory approval and commercialization of an ultrasound therapy. Under the terms of the Agreement, in return for providing development activities associated with the development of the underlying ultrasound device to deliver Novo’s clinical therapies, we received an upfront nonrefundable payment with the potential for additional nonrefundable payments over the next four years. We will recognize the nonrefundable payments as an offset to R&D expense as we perform activities contemplated under the Agreement. These nonrefundable payments are not material. We may also receive future payments based on the achievement of certain development milestones and regulatory approvals associated with the ultrasound therapy.

REDEEMABLE NONCONTROLLING INTERESTS.

The Company has noncontrolling interests with redemption features. These redemption features, such as put options, could require the Company to purchase the noncontrolling interests upon the occurrence of certain events. All noncontrolling interests with redemption features that are not solely within our control are recognized within the Consolidated and Combined Statements of Financial Position between liabilities and equity. Redeemable noncontrolling interests are initially recorded at the issuance date fair value. Those that are currently redeemable or probable of becoming redeemable are subsequently adjusted to the greater of current redemption value or initial carrying value.

The activity attributable to redeemable noncontrolling interests for the years ended December 31, 2023, 2022, and 2021 is presented below.

Redeemable Noncontrolling Interests
	For the years ended December 31
	2023	2022	2021
Balance at beginning of period	$230	$220	$223
Net income attributable to redeemable noncontrolling interests	41	47	39
Redemption value adjustments(1)	183	—	—
Distributions to and exercise of redeemable noncontrolling interests and other(2)	(289)	(37)	(42)
Balance at end of period	$165	$230	$220
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

Other Income (Expense) – Net
	For the years ended December 31
	2023	2022	2021
Net interest and investment income (expense)	$26	$(9)	$34
Equity method income (loss)	11	13	27
Change in fair value of assumed obligations	(32)	—	—
Other items, net(1)	81	58	62
Total other income (expense) – net	$86	$62	$123
(1) Other items, net primarily consists of change in tax indemnities with GE, lease income, gains and losses related to derivatives, and licensing and royalty income for the year ended December 31, 2023, and licensing and royalty income and gains and losses related to derivatives for the years ended December 31, 2022 and 2021.

NOTE 19. RELATED PARTIES

PRIOR TO SPIN-OFF.
Prior to the Spin-Off, GE provided the Company with significant corporate infrastructure and shared services. Some of these services continue to be provided by GE to the Company on a temporary basis under the Transition Services Agreement, as discussed below. The following disclosures summarize related party activity between GE HealthCare and GE. This activity, which occurred prior to the Spin-Off, is included in the combined financial statements.

Pensions, Benefit, and Contribution Plans
As discussed in Note 10, “Postretirement Benefit Plans”, employees of the Company participated in pensions, benefit, and contribution plans that were sponsored by GE. The Company was charged $207 million and $237 million for the years ended December 31, 2022 and 2021, respectively, related to employee participation in these plans. In connection with the Spin-Off, a portion of the plans was transferred to the Company.

Share-based Compensation
GE granted various employee benefits to its group employees, including those of the Company, under the GE Long-Term Incentive Plan. These benefits primarily included stock options and restricted stock units. Compensation expense allocated to the Company was $67 million and $76 million for the years ended December 31, 2022 and 2021, respectively, and is primarily recognized within SG&A in the Combined Statements of Income.

Corporate Overhead and Other Allocations from GE
GE provided certain services described below that were charged to the Company based on employee headcount, revenue, or other allocation methodologies.

Corporate Allocations from GE	For the years ended
	December 31, 2022	December 31, 2021
Costs for centralized services(1)	$42	$56
Costs associated with employee medical insurance(2)	122	132
Costs for corporate and shared services(3)	457	455
(1) Costs for centralized services such as public relations, treasury and cash management, and other services were recognized within SG&A in the Combined Statements of Income.
(2) Costs associated with employee medical insurance were recognized within Cost of products, Cost of services, SG&A, and R&D in the Combined Statements of Income based on the employee population.
(3) Costs for corporate and shared services such as information technology, finance and other services were primarily recognized in SG&A and R&D in the Combined Statements of Income.

Management believes that the expense and cost allocations have been determined on a basis that is a reasonable reflection of the utilization of services provided or the benefit received by the Company during the years ended December 31, 2022 and 2021. The amounts that would have been, or will be, incurred on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees, or other factors.

AFTER SPIN-OFF.

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE, including, but not limited to, the following which had activity during the year ended December 31, 2023:

•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and GE following the Distribution, including procedures with respect to claims subject to indemnification and related matters.

•Transition Services Agreement – governs all matters relating to the provision of services between the Company and GE on a transitional basis. The services the Company receives include support for information technology, human resources, supply chain, finance, and facilities services, among others. Some of these costs were included in the Corporate allocations from GE prior to Spin-Off. The services generally commenced on the date of the Spin-Off and will terminate up to 24 months following the Distribution Date depending upon the related transitional service. For the year ended December 31, 2023, we incurred $372 million, net, which represents fees charged from GE to the Company primarily for information technology, human resources, and R&D and is net of fees charged from the Company to GE for facilities and other shared services.

•Tax Matters Agreement – governs the respective rights, responsibilities, and obligations between the Company and GE with respect to all tax matters (excluding employee-related taxes covered under the Employee Matters Agreement), in addition to certain restrictions which generally prohibit us from taking or failing to take any action in the two-year period following the Distribution that would prevent the Distribution from qualifying as tax-free for U.S. federal income tax purposes, including limitations on our ability to pursue certain strategic transactions. The Tax Matters Agreement specifies the portion of tax liability for which the Company will bear contractual responsibility, and the Company and GE will each agree to indemnify each other against any amounts for which such indemnified party is not responsible.

Current amounts due from and to GE under the various agreements described above are recognized within Due from related parties or Due to related parties, as applicable, in the Consolidated and Combined Statements of Financial Position. Non-current amounts due from GE were $81 million and due to GE were $33 million, and were recognized within All other assets and All other liabilities, respectively, in the Consolidated Statement of Financial Position as of December 31, 2023. These amounts primarily relate to tax and other indemnities.

NOTE 20. DISCONTINUED OPERATIONS

On March 31, 2020, we completed the sale of our BioPharma business to Danaher Corporation for $20,718 million. Activity within discontinued operations for the years ended December 31, 2023, 2022, and 2021 primarily relates to gain on disposal and Benefit (provision) for income taxes.

NOTE 21. SUBSEQUENT EVENTS

On January 8, 2024, we announced an agreement to acquire MIM Software, a global provider of medical imaging analysis and AI solutions for the practice of radiation oncology, molecular radiotherapy, diagnostic imaging, and urology at imaging centers, hospitals, specialty clinics, and research organizations worldwide. The transaction is subject to customary closing conditions, including regulatory approvals.

On January 22, 2024, we repaid an additional $150 million of the outstanding Term Loan Facility.

On January 22, 2024, we executed an additional $700 million of interest-rate swap contracts to hedge the benchmark interest rate risk of specific designated cash flows of our senior unsecured notes. These derivatives are designated as fair value hedges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated the effectiveness of the internal controls over financial reporting, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that they were effective as of December 31, 2023. All internal control systems have inherent limitations; as such, they may not prevent or detect all misstatements or fraud. Therefore, even those internal controls systems determined to be effective can provide only reasonable assurance with respect to financial statements preparation and reporting. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that the current control structure may become inadequate for changes in conditions or the degree of compliance with the policies may deteriorate.

The effectiveness of such controls has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

In the fourth quarter of 2023, the Company exited from various transition services arrangements with GE related to IT systems that impact financial reporting. Responsibility for execution of related internal controls transferred to the Company. Management has evaluated effectiveness of these controls as part of its overall internal control over financial reporting evaluation. Besides those previously discussed, there were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item, with the exception of “Information About Our Executive Officers” and “Ethics and Governance” located under Item 1 of this Annual Report on Form 10-K, is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS.

Refer to Item 8, “Financial Statements and Supplementary Data” for a listing of our financial statements.

FINANCIAL SCHEDULES.

Schedules required by Regulation S-X (17 CFR 210) are omitted because they are either not applicable or the financial information is already included within the financial statements or notes thereto.

EXHIBITS.

Number	Description
2.1
Separation and Distribution Agreement, dated November 7, 2022, by and between General Electric Company and the Registrant, as amended (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2023).†

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2023).
10.1
Transition Services Agreement, dated January 2, 2023, by and between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s current Report on Form 8-K filed with the SEC on January 4, 2023).†

10.2
Tax Matters Agreement, dated January 2, 2023, by and between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2023).†

10.3
Employee Matters Agreement, dated January 2, 2023, by and between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2023).

10.4
Trademark License Agreement, dated December 31, 2022, by and between General Electric Company and GE HealthCare Imaging Holding Inc. (incorporated by reference into Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2023).†

10.5
Real Estate Matters Agreement, dated January 2, 2023, by and between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2023).

10.6
Stockholder and Registration Rights Agreement, dated January 2, 2023, by and between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2023).†

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10 filed with the SEC on October 11, 2022).
10.8
Term Loan Agreement, dated as of November 4, 2022, by and among GE HealthCare Holding LLC, as the borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Amendment No.1 to Form 10 filed with the SEC on November 7, 2022).

10.9
364-Day Revolving Credit Agreement, dated as of December 13, 2023, by and among GE HealthCare Technologies Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 15, 2023).

10.10
Credit Agreement, dated as of November 4, 2022, by and among the Registrant, as the borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 to the Registrant's Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).

10.11*	GE HealthCare 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2022).
10.12*	GE HealthCare Mirror 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2022).
10.13*	GE HealthCare Mirror 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2022).

10.14*	GE HealthCare Mirror 1990 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2022).
10.15*	Offer Letter with Peter J. Arduini, dated June 15, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.16*	Amended Offer Letter with Peter J. Arduini, dated November 16, 2022 (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 2 to Form 10 filed with the SEC on November 18, 2022).
10.17*	Settlement Agreement with Kieran Murphy, dated December 21, 2021 (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.18*	Offer Letter with Helmut Zodl, dated November 25, 2020 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
10.19*	Offer Letter with Frank R. Jimenez, dated February 4, 2022 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
10.20*	Offer Letter with Betty D. Larson, dated January 21, 2022 (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).†
10.21*	Offer Letter with James K. Saccaro, dated May 4, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 25, 2023).†
10.22*	Employment Contract with Jan Makela, dated February 24, 2023 (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
10.23*
Separation Agreement & Release between the Registrant and Helmut Zodl, dated August 18, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 31, 2023).†

10.24*
Performance Share Grant Agreement for H. Lawrence Culp, Jr., dated August 18, 2020 (incorporated by reference to Exhibit 10.17 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).

10.25*
Notice of Adjustment to the Performance Share Grant Agreement for H. Lawrence Culp, Jr. effective July 30, 2021 (incorporated by reference to Exhibit 10.18 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).

10.26*
Performance Stock Unit Grant Agreement for Peter J. Arduini, dated February 23, 2022 (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).

10.27*	GE HealthCare Annual Executive Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.28*	GE HealthCare Restoration Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.29*	One GE HealthCare Annual Bonus Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.30*
GE HealthCare US Severance and Change in Control Plan for CEO and Leadership Team (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 25, 2023).

10.31*	GE HealthCare Non-Employee Director Compensation and Benefits Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
10.32*	GE HealthCare Founders Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.33*	GE HealthCare Founders Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.34*	GE HealthCare Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2023).
10.35*	GE HealthCare Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2023).
10.36*	GE HealthCare Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2023).
10.37*	Global Addendum (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.38*	GE HealthCare Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
10.39*	GE HealthCare Director Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

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

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	GE HealthCare Technologies Inc. Clawback Policy.
101
The following materials from GE HealthCare Technologies Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted inline XBRL (eXtensible Business Reporting Language): (1) Consolidated and Combined Statements of Income for the years ended December 31, 2023, 2022, and 2021; (2) Consolidated and Combined Statements of Comprehensive Income (Loss) for years ended December 31, 2023, 2022, and 2021; (3) Consolidated and Combined Statements of Financial Position as of December 31, 2023 and 2022; (4) Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2023, 2022, and 2021; (5) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (6) Notes to the Consolidated and Combined Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).
†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
*	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected to not include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GE HealthCare Technologies Inc.
(Registrant)

February 6, 2024	/s/ James K. Saccaro
Date	James K. Saccaro, Vice President & Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 6, 2024.

Signature	/s/ Peter J. Arduini
Title	Peter J. Arduini, President & Chief Executive Officer and Director (Principal Executive Officer)

/s/ James K. Saccaro
James K. Saccaro, Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ George A. Newcomb
George A. Newcomb, Chief Accounting Officer (Principal Accounting Officer)

/s/ H. Lawrence Culp, Jr.
H. Lawrence Culp, Jr., Chairman of the Board of Directors

/s/ Rodney F. Hochman
Rodney F. Hochman, Director

/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr., Director

/s/ Risa Lavizzo-Mourey
Risa Lavizzo-Mourey, Director

/s/ Catherine Lesjak
Catherine Lesjak, Director

/s/ Anne T. Madden
Anne T. Madden, Director

/s/ Tomislav Mihaljevic
Tomislav Mihaljevic, Director

/s/ William J. Stromberg
William J. Stromberg, Director

/s/ Phoebe L. Yang
Phoebe L. Yang, Director