Form 10-Q
period 2024-03-31
GE HealthCare Technologies Inc.
filed 2024-04-30
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 456,465,369 shares of common stock with a par value of $0.01 per share outstanding as of April 23, 2024.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business; financial performance, financial condition, and results of operations, including revenue, revenue growth, profit, taxes, earnings per share, and cash flows; the impacts of macroeconomic and market conditions and volatility on our business operations, financial results, and financial position and on supply chains and the world economy; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management; the Russia and Ukraine conflict; our operations as a stand-alone company; and risks related to foreign currency exchange, interest rates, and commodity price volatility. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; our ability to successfully complete strategic transactions; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; demand for our products, services, or solutions and factors that affect that demand; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; changes in third-party and government reimbursement processes, rates, contractual relationships, and mix of public and private payers, including related to government shutdowns; our ability to attract and/or retain key personnel and qualified employees; global geopolitical and economic instability, including as a result of the conflict between Ukraine and Russia, the conflict in Israel and surrounding areas, and the actions in the Red Sea region; public health crises, epidemics, and pandemics, and their effects on our business; maintenance and protection of our intellectual property rights, as well as maintenance of successful research and development efforts with respect to commercially successful products and technologies; the impact of potential information technology, cybersecurity, or data security breaches; compliance with the various legal, regulatory, tax, privacy, and other laws to which we are subject, such as the Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws globally, and related changes, claims, inquiries, investigations, or actions; our ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; the impacts related to our increasing focus on and investment in cloud, edge, artificial intelligence, and software offerings; the impact of potential product liability claims; environmental, social, and governance matters; our ability to operate effectively as an independent, publicly traded company; and our level of indebtedness, as well as our general ability to comply with covenants under our debt instruments, and any related effect on our business. Please also see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the United States Securities and Exchange Commission (“SEC”) and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Condensed Consolidated Statements of Income (Unaudited)
	For the three months ended March 31
(In millions, except per share amounts)	2024	2023
Sales of products	$3,045	$3,131
Sales of services	1,605	1,576
Total revenues	4,650	4,707
Cost of products	1,967	2,037
Cost of services	782	779
Gross profit	1,902	1,891
Selling, general, and administrative	1,038	1,062
Research and development	324	270
Total operating expenses	1,362	1,332
Operating income	540	559
Interest and other financial charges – net	122	136
Non-operating benefit (income) costs	(102)	(115)
Other (income) expense – net	8	(8)
Income before income taxes	512	546
Benefit (provision) for income taxes	(124)	(163)
Net income	388	383
Net (income) loss attributable to noncontrolling interests	(14)	(11)
Net income attributable to GE HealthCare	374	372
Deemed preferred stock dividend of redeemable noncontrolling interest	—	(183)
Net income attributable to GE HealthCare common stockholders	$374	$189

Earnings per share attributable to GE HealthCare common stockholders:
Basic	$0.82	$0.42
Diluted	$0.81	$0.41
Weighted-average number of shares outstanding:
Basic	456	454
Diluted	459	457

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	For the three months ended March 31
(In millions, net of tax)	2024	2023
Net income attributable to GE HealthCare	$374	$372
Net income (loss) attributable to noncontrolling interests	14	11
Net income	388	383
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	(76)	57
Pension and Other Postretirement Plans – net of taxes	(35)	(65)
Cash flow hedges – net of taxes	16	(39)
Other comprehensive income (loss)	(95)	(47)
Comprehensive income (loss)	292	336
Less: Comprehensive income (loss) attributable to noncontrolling interests	14	11
Comprehensive income attributable to GE HealthCare	$278	$325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
	As of
(In millions, except share and per share amounts)	March 31, 2024	December 31, 2023
Cash, cash equivalents, and restricted cash	$2,563	$2,504
Receivables – net of allowances of $102 and $98	3,324	3,525
Due from related parties	20	32
Inventories	1,989	1,960
Contract and other deferred assets	961	1,000
All other current assets	517	389
Current assets	9,373	9,410
Property, plant, and equipment – net	2,445	2,500
Goodwill	12,927	12,936
Other intangible assets – net	1,174	1,253
Deferred income taxes	4,413	4,474
All other non-current assets	1,878	1,881
Total assets	$32,208	$32,454
Short-term borrowings	$1,008	$1,006
Accounts payable	2,931	2,947
Due to related parties	48	99
Contract liabilities	1,879	1,918
All other current liabilities	2,993	3,011
Current liabilities	8,859	8,981
Long-term borrowings	8,247	8,436
Compensation and benefits	5,625	5,782
Deferred income taxes	68	68
All other non-current liabilities	1,811	1,877
Total liabilities	24,609	25,144
Commitments and contingencies
Redeemable noncontrolling interests	177	165
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 456,328,270 shares issued and outstanding as of March 31, 2024; 455,342,290 shares issued and outstanding as of December 31, 2023	5	5
Additional paid-in capital	6,504	6,493
Retained earnings	1,687	1,326
Accumulated other comprehensive income (loss) – net	(787)	(691)
Total equity attributable to GE HealthCare	7,408	7,133
Noncontrolling interests	14	12
Total equity	7,423	7,145
Total liabilities, redeemable noncontrolling interests, and equity	$32,208	$32,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2023	455	$5	$6,493	$1,326	$(691)	$12	$7,145
Issuance of common stock in connection with employee stock plans, net of shares withheld for employee taxes	1	—	(24)	—	—	—	(24)
Net income attributable to GE HealthCare	—	—	—	374	—	—	374
Dividends declared ($0.03 per common share)	—	—	—	(14)	—	—	(14)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	(95)	—	(95)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	2	2
Share-based compensation	—	—	34	—	—	—	34
Balances as of March 31, 2024	456	$5	$6,504	$1,687	$(787)	$14	$7,423

	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2022	—	$—	$—	$—	$11,235	$(1,878)	$5	$9,362
Net transfers from GE, including Spin-Off-related adjustments	—	—	—	—	(4,833)	2,000	(1)	(2,834)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	454	5	6,397	—	(6,402)	—	—	—
Issuance of common stock in connection with employee stock plans, net of shares withheld for employee taxes	1	—	4	—	—	—	—	4
Net income attributable to GE HealthCare	—	—	—	372	—	—	—	372
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	(47)	—	(47)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Share-based compensation	—	—	24	—	—	—	—	24
Changes in equity due to redemption value adjustments on redeemable noncontrolling interests	—	—	—	(187)	—	—	—	(187)
Balances as of March 31, 2023	455	$5	$6,425	$185	$—	$75	$6	$6,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the three months ended March 31
(In millions)	2024	2023
Net income	$388	$383
Adjustments to reconcile Net income to Cash from (used for) operating activities
Depreciation of property, plant, and equipment	68	61
Amortization of intangible assets	80	96
Gain on fair value remeasurement of contingent consideration	(1)	—
Net periodic postretirement benefit plan (income) expense	(90)	(101)
Postretirement plan contributions	(87)	(91)
Share-based compensation	34	24
Provision for income taxes	124	163
Cash paid during the year for income taxes	(86)	(102)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	155	(22)
Due from related parties	13	5
Inventories	(59)	(122)
Contract and other deferred assets	32	12
Accounts payable	81	87
Due to related parties	(50)	6
Contract liabilities	(18)	119
All other operating activities	(165)	(50)
Cash from (used for) operating activities	419	468
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(145)	(143)
Purchases of businesses, net of cash acquired	—	(127)
All other investing activities	(42)	4
Cash from (used for) investing activities	(188)	(266)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	1	(9)
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	1	2,000
Repayments and other reductions (maturities longer than 90 days)	(153)	(6)
Dividends paid to stockholders	(14)	—
Net transfers (to) from GE	—	(1,317)
All other financing activities	12	5
Cash from (used for) financing activities	(153)	673
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	(19)	8
Increase (decrease) in cash, cash equivalents, and restricted cash	59	883
Cash, cash equivalents, and restricted cash at beginning of year	2,506	1,451
Cash, cash equivalents, and restricted cash as of March 31	$2,565	$2,334

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(55)	$(42)
Non-cash investing activities
Acquired but unpaid property, plant, and equipment	$53	$64

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) is a leading global medical technology, pharmaceutical diagnostics, and digital solutions innovator. We operate at the center of the healthcare ecosystem, helping enable precision care by increasing health system capacity, enhancing productivity, digitizing healthcare delivery, and improving clinical outcomes while serving patients’ demand for greater efficiency, access, and personalized medicine. Our products, services, and solutions are designed to enable clinicians to make more informed decisions quickly and efficiently, improving patient care from diagnosis to therapy to monitoring.
On January 3, 2023 (the “Distribution Date”), the General Electric Company (“GE”) completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). The Spin-Off was completed through a distribution of approximately 80.1% of the Company’s outstanding common stock to holders of record of GE’s common stock as of the close of business on December 16, 2022 (the “Distribution”), which resulted in the issuance of approximately 454 million shares of common stock. Prior to the Distribution, the Company issued 100 shares of common stock in exchange for $1.00, all of which were held by GE as of December 31, 2022. As a result of the Distribution, the Company became an independent public company. As of March 31, 2024, GE’s beneficial ownership was approximately 6.7% of the Company’s outstanding common stock.
In connection with the Spin-Off, certain adjustments were recorded to reflect transfers from GE, the draw-down of the Term Loan Facility and settlement of Spin-Off transactions with GE, which resulted in the net reduction in Total equity of $2,834 million. These items substantially consisted of the transfer of: (1) certain pension plan liabilities and assets, (2) certain deferred income taxes, (3) deferred compensation liabilities, and (4) employee termination obligations.
In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE. See Note 17, “Related Parties” for more information on these agreements and related transactions.
The condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the condensed consolidated financial statements. Operating results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The December 31, 2023 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The following tables are presented in millions of U.S. dollars unless otherwise stated. Certain columns and rows throughout this document may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts.
The condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ESTIMATES AND ASSUMPTIONS.
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions, which affect the reported amounts and related disclosures in the condensed consolidated financial statements. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position, and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.

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

NOTE 2. REVENUE RECOGNITION

Our revenues primarily consist of sales of products and services to customers. Products include equipment, imaging agents, software-related offerings, and upgrades. Services include contractual and stand-by preventative maintenance and corrective services, as well as on-demand service parts and maintenance services, extended warranties, training, and other service-type offerings. The Company recognizes revenue from contracts with customers when the customer obtains control of the underlying products or services.

CONTRACT ASSETS.

Contract assets reflect revenue recognized on contracts with customers in excess of billings based on contractual terms. Contract assets are classified as current or non-current based on the amount of time expected to lapse until the Company’s right to consideration becomes unconditional. Other deferred assets consist of costs to obtain contracts, primarily commissions, other cost deferrals for shipped products, and deferred service, labor, and direct overhead costs.

Contract and Other Deferred Assets
	As of
	March 31, 2024	December 31, 2023
Contract assets	$577	$600
Other deferred assets	384	400
Contract and other deferred assets	961	1,000
Non-current contract assets(1)	78	72
Non-current other deferred assets(1)	97	96
Total contract and other deferred assets	$1,136	$1,168
(1)Non-current contract and other deferred assets are recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

CONTRACT LIABILITIES.

Contract liabilities include customer advances and deposits received when orders are placed and billed in advance of completion of performance obligations. Contract liabilities are classified as current or non-current based on the periods over which remaining performance obligations (“RPO”) are expected to be satisfied with our customers.

As of March 31, 2024 and December 31, 2023, contract liabilities were approximately $2,566 million and $2,623 million, respectively, of which the non-current portion of $687 million and $705 million, respectively, was recognized in All other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Contract liabilities decreased $56 million in 2024 primarily due to a decrease in customer advances. Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $741 million and $759 million for the three months ended March 31, 2024 and 2023, respectively.

REMAINING PERFORMANCE OBLIGATIONS.

RPO represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. As of March 31, 2024, the aggregate amount of the contracted revenues allocated to our unsatisfied performance obligations was $14,313 million. We expect to recognize revenue as we satisfy our RPO as follows: a) product-related RPO of $4,742 million of which 98% is expected to be recognized within two years, and the remaining thereafter; and b) services-related RPO of $9,570 million of which 65% and 94% are expected to be recognized within two years and five years, respectively, and the remaining thereafter.

NOTE 3. SEGMENT INFORMATION

GE HealthCare’s operations are organized and managed through four reportable segments: Imaging, Ultrasound, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”). These segments have been identified based on the nature of the products sold and how the Company manages its operations. We have not aggregated any of our operating segments to form reportable segments. A description of our reportable segments has been provided in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The performance of these segments is principally measured based on Total revenues and an earnings metric defined as “Segment EBIT.” Segment EBIT is calculated as Income before income taxes in our Condensed Consolidated Statements of Income excluding the impact of the following: Interest and other financial charges – net, Non-operating benefit (income) costs, restructuring costs, acquisition and disposition-related benefits (charges), gain (loss) on business and asset dispositions, Spin-Off and separation costs, amortization of acquisition-related intangible assets, and investment revaluation gain (loss).

Total Revenues by Segment
	For the three months ended March 31
	2024	2023
Imaging:
Radiology	$2,062	$2,088
Interventional Guidance	403	408
Total Imaging	2,466	2,496
Total Ultrasound	824	859
PCS:
Monitoring Solutions	527	552
Life Support Solutions	220	229
Total PCS	747	781
Total PDx	599	558
Other(1)	15	13
Total revenues	$4,650	$4,707
(1) Financial information not presented within the reportable segments, shown within the Other category, represents the HealthCare Financial Services (“HFS”) business which does not meet the definition of an operating segment.

Segment EBIT
	For the three months ended March 31
	2024	2023
Segment EBIT
Imaging	$240	$191
Ultrasound	182	207
PCS	81	109
PDx	178	155
Other(1)	(1)	2
	681	664
Restructuring costs	(40)	(12)
Acquisition and disposition-related benefits (charges)	—	(1)
Gain (loss) on business and asset dispositions	—	—
Spin-Off and separation costs	(60)	(58)
Amortization of acquisition-related intangible assets	(31)	(31)
Investment revaluation gain (loss)	(20)	5
Interest and other financial charges – net	(122)	(136)
Non-operating benefit income (costs)	102	115
Income before income taxes	$512	$546
(1) Financial information not presented within the reportable segments, shown within the Other category, represents the HFS business and certain other business activities which do not meet the definition of an operating segment.

NOTE 4. RECEIVABLES

Current Receivables
	As of
	March 31, 2024	December 31, 2023
Current customer receivables(1)	$3,148	$3,339
Non-income based tax receivables	151	166
Other sundry receivables	127	118
Current sundry receivables	278	284
Allowance for credit losses	(102)	(98)
Total current receivables – net	$3,324	$3,525
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to current customer receivables. Balances related to chargebacks were $136 million and $144 million as of March 31, 2024 and December 31, 2023, respectively.

Long-Term Receivables
	As of
	March 31, 2024	December 31, 2023
Long-term customer receivables	$57	$55
Non-income based tax receivables	25	26
Other sundry receivables	78	73
Long-term sundry receivables	102	99
Allowance for credit losses	(30)	(30)
Total long-term receivables – net(1)	$130	$124
(1) Long-term receivables are recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

NOTE 5. FINANCING RECEIVABLES

Financing Receivables
	As of
	March 31, 2024	December 31, 2023
Loans, net of deferred income	$29	$29
Investment in financing leases, net of deferred income	71	71
Allowance for credit losses	(3)	(3)
Current financing receivables – net(1)	96	97
Loans, net of deferred income	36	37
Investment in financing leases, net of deferred income	149	146
Allowance for credit losses	(5)	(5)
Non-current financing receivables – net(1)	$181	$178
(1) Current financing receivables and non-current financing receivables are recognized within All other current assets and All other non-current assets, respectively, in the Condensed Consolidated Statements of Financial Position.

As of March 31, 2024, 6%, 5%, and 7% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2023, 5%, 5%, and 6% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 6. LEASES

Operating lease liabilities recognized within All other current liabilities and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position were $376 million and $383 million as of March 31, 2024 and December 31, 2023, respectively. The total lease expense related to our operating lease portfolio was $60 million and $56 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 7. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

ACQUISITIONS.

On February 17, 2023, the Company acquired 100% of the stock of Caption Health, Inc. (“Caption Health”) for $127 million of upfront payment, $10 million of future holdback payment, and potential earn-out payments valued at $13 million based primarily on various milestones and sales targets. This transaction was accounted for as a business combination. The preliminary purchase price allocation resulted in goodwill of $94 million, intangible assets of $60 million, and deferred tax liabilities of $3 million. The purchase price allocation for Caption Health was finalized in the first quarter of 2024 without material adjustments. The goodwill associated with the acquired business is non-deductible for tax purposes and is reported in the Ultrasound segment. Caption Health is an artificial intelligence (“AI”) company whose technology expands access to AI-guided ultrasound screening for novice users.

GOODWILL.

	Balance as of December 31, 2023	Acquisitions	Foreign exchange and other	Balance as of March 31, 2024
Imaging	$4,431	$—	$(4)	$4,427
Ultrasound	3,933	—	(5)	3,928
PCS	2,038	—	(1)	2,037
PDx	2,534	—	—	2,534
Total Goodwill	$12,936	$—	$(10)	$12,927

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. We did not identify any reporting units that required an interim impairment test since the last annual impairment testing date.

OTHER INTANGIBLE ASSETS.

Intangible assets decreased during the three months ended March 31, 2024, primarily as a result of amortization. Substantially all of our intangible assets are subject to amortization. Amortization expense was $80 million and $96 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8. BORROWINGS

The Company’s borrowings include the following senior unsecured notes and credit agreements:

Senior Unsecured Notes
The Company’s borrowings include $8,250 million aggregate principal amount of senior unsecured notes in six series with maturity dates ranging from 2024 through 2052 (collectively, the “Notes”). Refer to the table below for further information about the Notes.

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

There were no outstanding amounts under the five-year revolving credit facility and 364-day revolving credit facility as of March 31, 2024 or December 31, 2023.

In the first quarter of 2024, we repaid $150 million of the outstanding Term Loan Facility. As of March 31, 2024, we have repaid a total of $1,000 million of this facility. We had no principal debt repayments on the Notes for the three months ended March 31, 2024.

Borrowings Composition
	As of
	March 31, 2024	December 31, 2023
5.550% senior notes due November 15, 2024	$1,000	$1,000
5.600% senior notes due November 15, 2025	1,500	1,500
5.650% senior notes due November 15, 2027	1,750	1,750
5.857% senior notes due March 15, 2030	1,250	1,250
5.905% senior notes due November 22, 2032	1,750	1,750
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Term Loan Facility due January 2, 2026	1,000	1,150
Other	51	52
Total principal debt issued	9,301	9,452
Less: Unamortized debt issuance costs and discounts	33	35
Add: Cumulative basis adjustment for fair value hedges	(13)	25
Total borrowings	9,255	9,442
Less: Short-term borrowings(1)	1,008	1,006
Long-term borrowings	$8,247	$8,436
(1) Short-term borrowings as of March 31, 2024 and December 31, 2023 includes $1,003 million and $1,002 million, respectively, related to the current portion of our long-term borrowings, net of unamortized debt issuance costs and discounts.

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of March 31, 2024 and December 31, 2023, the Company had bank guarantees and surety bonds of approximately $717 million and $751 million, respectively, related to certain commercial contracts. Additionally, we have approximately $33 million and $39 million of guarantees as of March 31, 2024 and December 31, 2023, respectively, primarily related to residual and credit guarantees on equipment sold to third-party finance companies. Our Condensed Consolidated Statements of Financial Position reflect a liability of $4 million as of March 31, 2024 and December 31, 2023 related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost. See Note 13, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” for further information on guarantee arrangements with GE.

NOTE 9. POSTRETIREMENT BENEFIT PLANS

We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, Principal Pension Plans, Other Pension Plans, and Other Postretirement Plans (“OPEB Plans”). Please refer to Note 10, “Postretirement Benefit Plans” to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further information. On January 1, 2024, we transitioned from legacy GE multiple-employer OPEB plans to GE HealthCare sponsored single-employer OPEB plans. This change did not have an impact on our results of operations or financial position. Pension plans with pension assets or obligations less than $50 million are not included in the results below.

Components of Expense (Income)
	For the three months ended March 31
	Principal Pension Plans		Other Pension Plans		OPEB Plans
	2024	2023	2024	2023	2024	2023
Service cost – Operating	$7	$8	$6	$6	$2	$2
Interest cost	227	240	50	52	13	15
Expected return on plan assets	(283)	(293)	(63)	(63)	—	—
Amortization of net loss (gain)	(19)	(31)	5	2	(15)	(16)
Amortization of prior service cost (credit)	2	—	—	(1)	(22)	(22)
Non-operating	$(73)	$(84)	$(8)	$(10)	$(24)	$(23)
Net periodic expense (income)	$(66)	$(76)	$(2)	$(4)	$(22)	$(21)

In the three months ended March 31, 2024, the Company made cash benefit payments totaling $27 million to its Principal Pension Plans, $21 million to its Other Pension Plans, and $39 million to its OPEB Plans. In 2024, the Company expects to make total cash contributions of approximately $336 million to these plans. The Company does not have a required minimum funding contribution for its U.S.-based GE HealthCare Pension Plan in 2024. Future contributions will depend on market conditions, interest rates, and other factors.

Defined Contribution Plan
GE HealthCare sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan were $32 million and $33 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 10. INCOME TAXES

Our effective income tax rate was 24.2% and 29.9% for the three months ended March 31, 2024 and 2023, respectively. The tax rate for the three months ended March 31, 2024 and 2023 is higher than the U.S. statutory rate primarily due to the cost of global activities, including the U.S. taxation on international operations, withholding taxes, and state taxes.

Post Spin-Off, the Company’s previously undistributed earnings of our foreign subsidiaries are no longer indefinitely reinvested in non-U.S. businesses due to current U.S. funding needs. Therefore, in the first quarter of 2023, an incremental deferred tax liability of $30 million was recorded for withholding and other foreign taxes due upon future distribution of earnings. In addition, the Company is providing for withholding and other foreign taxes due upon future distribution of current period earnings.

The Company is currently being audited in a number of jurisdictions for tax years 2004-2022, including China, Germany, Norway, the United Kingdom, and the United States.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET

Changes in Accumulated other comprehensive income (loss) (“AOCI”) by component, net of income taxes, were as follows.

	For the three months ended March 31, 2024
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2023	$(1,706)	$1,033	$(18)	$(691)
Other comprehensive income (loss) before reclassifications – net of taxes of $(7), $(1), and $(4)	(76)	2	15	(58)
Reclassifications from AOCI – net of taxes(2) of $0, $12, and $0	—	(38)	—	(37)
Other comprehensive income (loss)	(76)	(35)	16	(95)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
March 31, 2024	$(1,781)	$997	$(2)	$(787)

	For the three months ended March 31, 2023
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2022	$(1,845)	$(42)	$9	$(1,878)
Other comprehensive income (loss) before reclassifications – net of taxes of $(11), $2, and $4	57	(13)	(13)	31
Reclassifications from AOCI – net of taxes(2) of $0, $16, and $7	—	(52)	(26)	(78)
Other comprehensive income (loss)	57	(65)	(39)	(47)
Spin-Off related adjustments – net of taxes of $0, $(509), and $0	28	1,972	—	2,000
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
March 31, 2023	$(1,760)	$1,865	$(30)	$75
(1) The amount of Currency translation adjustments recognized in Other comprehensive income (loss) (“OCI”) during the three months ended March 31, 2024 and 2023 included net gains (losses) relating to net investment hedges, as further discussed in Note 12, “Financial Instruments and Fair Value Measurements.”
(2) Reclassifications from AOCI into earnings for Pension and Other Postretirement Plans are recognized within Non-operating benefit (income) costs, while Cash flow hedges are recognized within Cost of products and Cost of services in our Condensed Consolidated Statements of Income.

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

Cash Flow Hedges
For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings and to the same financial statement line item impacted by the hedged transaction. As of March 31, 2024, we expect to reclassify $3 million of pre-tax net deferred losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the impact on earnings of the related hedged transactions.

Net Investment Hedges
We use cross-currency interest rate swaps and foreign currency forward contracts in combination with foreign currency option contracts to hedge the foreign currency risk associated with our net investment in foreign operations. As of March 31, 2024, these contracts were designated as hedges of our net investment in foreign operations with Euro, Japanese Yen, and Chinese Renminbi functional currencies.

Fair Value Hedges
We use interest rate swaps to hedge the interest rate risk on our fixed rate borrowings. These derivatives are designated as fair value hedges. In the first quarter of 2024, we executed interest rate swap contracts to hedge the benchmark interest rate risk of specific designated cash flows of our senior unsecured notes.

We record the changes in fair value on the swap contracts in Interest and other financial charges – net in our Condensed Consolidated Statements of Income, the same line item where the offsetting change in the fair value of the designated cash flows of the senior unsecured note is recorded as a basis adjustment.

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

The changes in fair value of derivatives not designated in qualifying hedge transactions are recorded in Cost of products, Cost of services, Selling, general, and administrative (“SG&A”), and Other (income) expense – net in the Condensed Consolidated Statements of Income based on the nature of the underlying hedged transaction. Changes in fair value of embedded derivatives are recognized in Other (income) expense – net in the Condensed Consolidated Statements of Income.

The following table presents the gross fair values of our outstanding derivative instruments.

Fair Value of Derivatives
	March 31, 2024			December 31, 2023
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency forward contracts	$1,176	$15	$15	$1,356	$8	$30
Derivatives accounted for as cash flow hedges	1,176	15	15	1,356	8	30
Cross-currency swaps(1)	2,178	—	174	2,209	—	204
Foreign currency forward and options contracts	976	10	8	991	9	11
Derivatives accounted for as net investment hedges	3,154	10	182	3,200	9	215
Interest rate swaps(1)	1,700	3	16	1,000	35	10
Derivatives accounted for as fair value hedges	1,700	3	16	1,000	35	10
Foreign currency forward contracts	3,586	8	15	3,597	19	12
Other derivatives(2)	375	78	1	438	57	2
Derivatives not designated as hedging instruments	3,961	87	17	4,035	76	14
Total derivatives	$9,991	$115	$230	$9,591	$128	$269
(1) Accrued interest was immaterial for the periods presented and is excluded from fair value. These amounts are recognized within All other current assets and All other current liabilities in the Condensed Consolidated Statements of Financial Position.
(2) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.

The following table presents amounts recorded in Long-term borrowings in the Condensed Consolidated Statements of Financial Position related to cumulative basis adjustment for fair value hedges.

	March 31, 2024		December 31, 2023
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term borrowings designated in fair value hedges	$1,683	$(13)	$1,023	$25

Under the master arrangements with the respective counterparties to our derivative contracts, in certain circumstances and subject to applicable requirements, we are allowed to net settle transactions with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our Condensed Consolidated Statements of Financial Position and in the table above.

As of March 31, 2024, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $40 million.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the three months ended March 31
	2024	2023
Cash flow hedges	$20	$(17)
Net investment hedges(1)	32	35
(1) Amounts recognized in OCI for excluded components for the periods presented were immaterial.

The tables below present the gains (losses) on our derivative financial instruments and hedging activity in the Condensed Consolidated Statements of Income.

Derivative Financial Instruments and Hedging Activity
	For the three months ended March 31, 2024
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(3)
Foreign currency forward contracts	$(1)	$—	$—	$—	$—
Effects of cash flow hedges	(1)	—	—	—	—
Cross-currency swaps	—	—	—	8	—
Foreign currency forward and options contracts	—	—	—	2	—
Effects of net investment hedges(1)	—	—	—	10	—
Interest rate swaps(4)	—	—	—	(45)	—
Debt basis adjustment on Long-term borrowings	—	—	—	38	—
Effects of fair value hedges	—	—	—	(6)	—
Foreign currency forward contracts	(12)	(3)	—	—	—
Other derivatives(2)	—	—	5	—	20
Effects of derivatives not designated as hedging instruments	$(12)	$(3)	$5	$—	$20

	For the three months ended March 31, 2023
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(3)
Foreign currency forward contracts	$27	$6	$—	$—	$—
Effects of cash flow hedges	27	6	—	—	—
Cross-currency swaps	—	—	—	9	—
Foreign currency forward and option contracts	—	—	—	—	—
Effects of net investment hedges(1)	—	—	—	9	—
Interest rate swaps	—	—	—	—	—
Debt basis adjustment on Long-term borrowings	—	—	—	—	—
Effects of fair value hedges	—	—	—	—	—
Foreign currency forward contracts	7	2	—	—	1
Other derivatives(2)	—	—	15	—	—
Effects of derivatives not designated as hedging instruments	$7	$2	$15	$—	$1
(1) Amounts are excluded from effectiveness testing for the three months ended March 31, 2024 and 2023.
(2) Other derivatives are comprised of embedded derivatives, derivatives related to equity contracts, and commodity derivatives.
(3) Amounts are inclusive of gains (losses) in Other (income) expense – net in the Condensed Consolidated Statements of Income.
(4) Amount includes $(6) million of interest expense on interest rate derivatives.

FAIR VALUE MEASUREMENTS.

The following table represents assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
	As of March 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$28	$—	$—	$28	$31	$—	$—	$31
Derivatives	—	115	—	115	—	128	—	128
Liabilities:
Deferred compensation	263	5	—	268	264	5	—	269
Derivatives	—	230	—	230	—	269	—	269
Contingent consideration	—	—	41	41	—	—	44	44

Deferred compensation
The deferred compensation liabilities as of March 31, 2024 and December 31, 2023 are comprised of market-based obligations indexed to the S&P 500 index fund and GE HealthCare stock in Level 1, and mutual funds in Level 2.

Contingent Consideration
The contingent consideration liabilities as of March 31, 2024 and December 31, 2023 were recorded in connection with business acquisitions.

Non-recurring Fair Value Measurements
Changes in fair value measurements of assets and liabilities measured at fair value on a non-recurring basis, such as equity method investments, equity investments without readily determinable fair value, financing receivables, and long-lived assets, were not material for the three months ended March 31, 2024 and 2023.

Fair Value of Other Financial Instruments
The estimated fair value of borrowings as of March 31, 2024 and December 31, 2023 was $9,807 million and $9,959 million, respectively, compared to a carrying value (which includes a reduction for unamortized debt issuance costs and discounts and cumulative basis adjustment) of $9,255 million and $9,442 million, respectively. The fair value of our borrowings includes accrued interest and is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 8, “Borrowings” for further information.

NOTE 13. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES
GUARANTEES.
The Company has off-balance sheet credit exposure through standby letters of credit, bank guarantees, bid bonds, and surety bonds. See Note 8, “Borrowings” for further information.

Following the Spin-Off, which was completed pursuant to a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), the Company has remaining performance guarantees on behalf of GE. Under the Separation and Distribution Agreement, GE is obligated to use reasonable best efforts to replace the Company as the guarantor or terminate all such performance guarantees. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligors, the Company could be obligated to make payments under the applicable instruments for which GE is obligated to reimburse and indemnify the Company. As of March 31, 2024 the Company’s maximum aggregate exposure, subject to GE reimbursement, is approximately $114 million.

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

	For the three months ended March 31
	2024	2023
Balance at beginning of period	$192	$193
Current-year provisions	41	49
Expenditures	(55)	(51)
Other changes	(2)	2
Balance at end of period	$175	$193
Product warranties are recognized within All other current liabilities in the Condensed Consolidated Statements of Financial Position.

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

Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. Service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia (the “District Court”) against a number of pharmaceutical and medical device companies, including GE HealthCare and certain affiliates, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint seeks monetary relief and alleges that the defendants provided funding for an Iraqi terrorist organization through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of the plaintiffs’ claims. In January 2022, a panel of the U.S. Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In February 2022, the defendants requested review of the decision by all of the judges on the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”). In February 2023, the D.C. Circuit denied this request. In June 2023, defendants petitioned the Supreme Court to review the D.C. Circuit’s decision. On October 2, 2023, the Supreme Court invited the Solicitor General to file a brief in this case expressing the views of the United States. The proceedings in the District Court are currently inactive.

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

NOTE 14. RESTRUCTURING AND OTHER ACTIVITIES – NET

Restructuring activities are essential to optimize the business operating model for GE HealthCare and mostly involve workforce reductions, organizational realignments, and revisions to our real estate footprint. Specifically, restructuring and other charges (gains) primarily include facility exit costs, employee-related termination benefits associated with workforce reductions, asset write-downs, and cease-use costs. For segment reporting, restructuring and other activities are not allocated.

For restructuring initiatives committed to by management through March 31, 2024, including additional initiatives committed to in the three months ended March 31, 2024, we recorded net expenses of $40 million and $12 million for the three months ended March 31, 2024 and 2023, respectively. These restructuring initiatives are expected to result in additional expenses of approximately $25 million, to be incurred primarily over the next 12 months, substantially related to employee-related termination benefits and asset write-downs. Restructuring expenses (gains) are recognized within Cost of products, Cost of services, or SG&A, as appropriate, in the Condensed Consolidated Statements of Income.

Restructuring and Other Activities
	For the three months ended March 31
	2024	2023
Employee termination costs	$25	$10
Facility and other exit costs	8	1
Asset write-downs	7	1
Total restructuring and other activities – net	$40	$12

Liabilities related to restructuring are recognized within All other current liabilities, All other non-current liabilities, and Compensation and benefits in the Condensed Consolidated Statements of Financial Position and totaled $76 million and $68 million as of March 31, 2024 and December 31, 2023, respectively.

NOTE 15. EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (“EPS”) is net income attributable to GE HealthCare common stockholders. The denominator of basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, restricted stock units, and performance share units is reflected in the denominator for diluted EPS using the treasury stock method.

Earnings Per Share
	For the three months ended March 31
(In millions, except per share amounts)	2024	2023
Numerator:
Net income	$388	$383
Net (income) loss attributable to noncontrolling interests	(14)	(11)
Net income attributable to GE HealthCare	374	372
Deemed preferred stock dividend of redeemable noncontrolling interest	—	(183)
Net income attributable to GE HealthCare common stockholders	$374	$189
Denominator:
Basic weighted-average shares outstanding	456	454
Dilutive effect of common stock equivalents	3	3
Diluted weighted-average shares outstanding	459	457
Basic earnings per share	$0.82	$0.42
Diluted earnings per share	$0.81	$0.41
Antidilutive securities(1)	4	4
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION

Cash, Cash Equivalents, and Restricted Cash
	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$2,551	$2,494
Short-term restricted cash	12	10
Total Cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated Statements of Financial Position	2,563	2,504
Long-term restricted cash(1)	2	2
Total Cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated Statements of Cash Flows	$2,565	$2,506
(1) Long-term restricted cash is recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

Inventories
	As of
	March 31, 2024	December 31, 2023
Raw materials	$927	$961
Work in process	101	91
Finished goods	961	908
Inventories(1)	$1,989	$1,960
(1) Certain inventory items are long-term in nature and therefore have been recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

Property, Plant, and Equipment – Net
	As of
	March 31, 2024	December 31, 2023
Original cost	$5,180	$5,208
Accumulated depreciation	(3,089)	(3,064)
Right-of-use operating lease assets, net of amortization	354	356
Property, plant, and equipment – net	$2,445	$2,500

All Other Current and Non-Current Assets
	As of
	March 31, 2024	December 31, 2023
Prepaid expenses and deferred costs	$244	$147
Financing receivables – net	96	97
Derivative instruments	101	84
Other(1)	75	61
All other current assets	$517	$389
Prepaid pension asset	727	716
Equity method and other investments	346	357
Financing receivables – net	181	178
Long-term receivables – net	130	124
Inventories	154	147
Contract and other deferred assets	175	168
Other(2)	165	191
All other non-current assets	$1,878	$1,881
(1) Current Other primarily consists of tax receivables.
(2) Non-current Other primarily consists of indemnities due from GE, capitalized cloud computing software, tax receivables and derivative instruments.

All Other Current and Non-Current Liabilities
	As of
	March 31, 2024	December 31, 2023
Employee compensation and benefit liabilities(1)	$1,502	$1,518
Sales allowances and related liabilities	208	228
Income and indirect tax liabilities including uncertain tax positions	266	260
Product warranties	175	192
Accrued freight and utilities	113	132
Operating lease liabilities	109	110
Derivative instruments(2)	110	128
Interest payable on borrowings	170	87
Environmental and asset retirement obligations	20	21
Other(3)	318	335
All other current liabilities	$2,993	$3,011
Contract liabilities	687	705
Operating lease liabilities	267	273
Environmental and asset retirement obligations	265	265
Income and indirect tax liabilities including uncertain tax positions	207	208
Derivative instruments	114	136
Finance lease obligations	37	38
Sales allowances and related liabilities	24	27
Other(4)	209	225
All other non-current liabilities	$1,811	$1,877
(1) Employee compensation and benefit liabilities consists of incentive compensation and commissions, pension and other postretirement benefit obligations, payroll accruals, other employee related liabilities, and deferred compensation.
(2) Derivative instruments include the related accrued interest. Refer to Note 12, “Financial Instruments and Fair Value Measurements” for further information.
(3) Current Other primarily consists of miscellaneous accrued costs, dividends payable to stockholders, and contingent consideration liabilities.
(4) Non-current Other primarily consists of miscellaneous accrued costs, contingent consideration liabilities, and indemnities due to GE.

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

Included within Accounts payable in the Condensed Consolidated Statements of Financial Position as of March 31, 2024 and December 31, 2023 were $384 million and $365 million, respectively, of confirmed supplier invoices that are outstanding and subject to third-party programs.

REDEEMABLE NONCONTROLLING INTERESTS.

The Company has noncontrolling interests with redemption features. These redemption features, such as put options, could require the Company to purchase the noncontrolling interests upon the occurrence of certain events. All noncontrolling interests with redemption features that are not solely within our control are recognized within the Condensed Consolidated Statements of Financial Position between liabilities and equity. Redeemable noncontrolling interests are initially recorded at the issuance date fair value. Those that are currently redeemable, or probable of becoming redeemable, are subsequently adjusted to the greater of current redemption value or initial carrying value.

The activity attributable to redeemable noncontrolling interests for the three months ended March 31, 2024 and 2023 is presented below.

Redeemable Noncontrolling Interests
	For the three months ended March 31
	2024	2023
Balance at beginning of period	$165	$230
Net income attributable to redeemable noncontrolling interests	11	10
Redemption value adjustments(1)	—	183
Distributions to and exercise of redeemable noncontrolling interests and other(2)	—	(222)
Balance at end of period	$177	$201
(1) As of January 3, 2023, certain redeemable noncontrolling interests were probable of becoming redeemable due to the change of control that occurred upon consummation of the Spin-Off. As a result, these redeemable noncontrolling interests were remeasured to their current redemption value. The remeasurement was accounted for as a deemed preferred stock dividend of redeemable noncontrolling interest and recorded as an adjustment to retained earnings.
(2) In the first quarter of 2023, the redeemable noncontrolling interest holder exercised its option redemption provision. The expected redemption payment of $211 million was recognized within All other current liabilities as of March 31, 2023 and was subsequently paid out in the second quarter of 2023.

Other Income (Expense) – Net
	For the three months ended March 31
	2024	2023
Net financing income and investment income (loss)	$(16)	$13
Equity method income (loss)	1	4
Change in fair value of assumed obligations	(8)	(13)
Other items, net(1)	14	4
Total other income (expense) – net	$(8)	$8
(1) Other items, net primarily consists of change in tax indemnities with GE, lease income, gains and losses related to derivatives, and licensing and royalty income for the three months ended March 31, 2024, and lease income, gains and losses related to derivatives, and licensing and royalty income for the three months ended March 31, 2023.

NOTE 17. RELATED PARTIES

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE, including the Transition Services Agreement (“TSA”). For the three months ended March 31, 2024 and 2023, we incurred $53 million, net, and $108 million, net, respectively, under the TSA which represents fees charged from GE to the Company primarily for information technology, human resources, and research and development and is net of fees charged from the Company to GE for facilities and other shared services.

Current amounts due from and to GE under the various agreements are recognized within Due from related parties or Due to related parties, as applicable, in the Condensed Consolidated Statements of Financial Position. Non-current amounts due from GE were $80 million and $81 million, and due to GE were $33 million and $33 million, as of March 31, 2024 and December 31, 2023, respectively. These amounts were recognized within All other non-current assets and All other non-current liabilities, respectively, in the Condensed Consolidated Statements of Financial Position and primarily relate to tax and other indemnities. For more information on these arrangements, see Note 19, “Related Parties” to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

NOTE 18. SUBSEQUENT EVENTS

On April 1, 2024, the Company acquired 100% of the stock of MIM Software Inc. (“MIM Software”) for approximately $258 million, net of cash acquired, and up to $35 million in cash upon the completion of certain milestones and service requirements. The acquisition was funded with cash on hand. The Company is in the process of measuring the acquired assets and assumed liabilities as of the acquisition date. MIM Software is a global provider of medical imaging analysis and AI solutions for the practice of radiation oncology, molecular radiotherapy, diagnostic imaging, and urology at imaging centers, hospitals, specialty clinics, and research organizations worldwide. The addition of MIM Software to GE HealthCare’s portfolio is expected to strengthen the Company’s response to provider needs, supplying established solutions that are designed to help simplify, streamline, and automate essential tasks to enhance workflow.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provide information management believes to be relevant to understanding the financial condition and results of operations of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) for the three months ended March 31, 2024 and 2023. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances; see “Forward-Looking Statements.” Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The following tables are presented in millions of United States (“U.S.”) dollars unless otherwise stated, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows throughout this document may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts.

GE HealthCare’s operations are organized and managed through four reportable segments: Imaging, Ultrasound, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”) and we evaluate their operating performance using Segment revenues and Segment EBIT.

TRENDS AND FACTORS IMPACTING OUR PERFORMANCE
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and particularly in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Russia and Ukraine Conflict
We had $141 million and $153 million of assets in, or directly related to, Russia and Ukraine as of March 31, 2024 and December 31, 2023 respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $77 million and $78 million from customers in these two countries for the three months ended March 31, 2024 and 2023, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. In May 2023, the U.S. Department of Commerce implemented expanded measures that required us to obtain a license for the export, re-export, or transfer of specified medical equipment and spare parts to customers in Russia. As of April 29, 2024, this requirement has been modified to permit us to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which will eliminate the need for us to obtain individual U.S. licenses in most cases. The European Union and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. The implementation of these measures affected our ability to supply customers in Russia during the first quarter of 2024 and the last three quarters of 2023 and will continue to do so as we confirm applicability of the new U.S. License Exception to our transactions and continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we applied, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. The Board, together with management, will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

Tax Valuation Allowances
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by evaluating all available positive and negative evidence. We have a valuation allowance against certain U.S. and foreign deferred tax assets and will release the valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. Depending on our operating results in the future, we may release the valuation allowance associated with our Brazil deferred tax assets within the next year. The timing and amount of the valuation allowance release could vary based on our assessment of all available evidence. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and may result in a decrease to income tax expense for the period in which the release is recorded.

SUMMARY OF KEY PERFORMANCE MEASURES
Management reviews and analyzes several key performance measures including Total revenues, Remaining performance obligations (“RPO”), Operating income, Net income attributable to GE HealthCare, Earnings per share, and Cash from (used for) operating activities. Management also reviews and analyzes Organic revenue*, Adjusted earnings before interest and taxes* (“Adjusted EBIT*”), Adjusted net income*, Adjusted tax expense*, Adjusted effective tax rate* (“Adjusted ETR*”), Adjusted earnings per share*, and Free cash flow*, which are non-GAAP financial measures. These measures are reviewed and analyzed in order to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions, including those discussed below. See “Results of Operations” and “Liquidity and Capital Resources” below for further discussion on our key performance measures.

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

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented.

Condensed Consolidated Statements of Income
	For the three months ended March 31
	2024	2023
Sales of products	$3,045	$3,131
Sales of services	1,605	1,576
Total revenues	4,650	4,707
Cost of products	1,967	2,037
Cost of services	782	779
Gross profit	1,902	1,891
Selling, general, and administrative	1,038	1,062
Research and development	324	270
Total operating expenses	1,362	1,332
Operating income	540	559
Interest and other financial charges – net	122	136
Non-operating benefit (income) costs	(102)	(115)
Other (income) expense – net	8	(8)
Income before income taxes	512	546
Benefit (provision) for income taxes	(124)	(163)
Net income	388	383
Net (income) loss attributable to noncontrolling interests	(14)	(11)
Net income attributable to GE HealthCare	$374	$372

____________________
*Non-GAAP Financial Measure

TOTAL REVENUES AND RPO.

Revenues by Segment
	For the three months ended March 31
	2024	2023	% change	% organic* change
Segment revenues
Imaging	$2,466	$2,496	(1)%	—%
Ultrasound	824	859	(4)%	(4)%
PCS	747	781	(4)%	(4)%
PDx	599	558	7%	8%
Other(1)	15	13
Total revenues	$4,650	$4,707	(1)%	—%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents the HealthCare Financial Services business which does not meet the definition of an operating segment.

Revenues by Region
	For the three months ended March 31
	2024	2023	% change
United States and Canada (“USCAN”)	$2,093	$2,083	—%
Europe, the Middle East, and Africa (“EMEA”)	1,174	1,168	1%
China region	597	672	(11)%
Rest of World	785	784	—%
Total revenues	$4,650	$4,707	(1)%

For the three months ended March 31, 2024
Total revenues were $4,650 million, decreasing 1% or $57 million as reported and approximately flat organically*. The reported decline was primarily due to Sales of products decreasing 3% or $86 million, primarily due to decreased volume following double digit reported product revenue growth in the prior year, which benefited from improved supply chain fulfillment and COVID-related demand.
The segment revenues were as follows:

•Imaging segment revenues were $2,466 million, decreasing 1% or $30 million following double digit Organic revenue growth* in the prior year, which benefited from improved supply chain fulfillment, and unfavorable foreign currency impacts;
•Ultrasound segment revenues were $824 million, decreasing 4% or $35 million primarily due to decreased volume following double digit Organic revenue growth* in the prior year, which benefited from improved supply chain fulfillment and COVID-related stimulus programs;
•PCS segment revenues were $747 million, decreasing 4% or $34 million primarily due to decreased volume driven by in-quarter fulfillment delays and following double digit Organic revenue growth* in the prior year, which benefited from COVID-related demand in China; and
•PDx segment revenues were $599 million, growing 7% or $41 million with growth in the USCAN and EMEA regions driven by increased price, growth in volume, and new product introductions.

The regional revenues were as follows:

•USCAN revenues were $2,093 million, flat to the prior year with growth in PDx revenues largely offset by declines in other segment revenues, following high single digit growth in the prior year, which benefited from improved supply chain fulfillment;
•EMEA revenues were $1,174 million, growing 1% or $6 million with growth in PDx and Imaging revenues largely offset by decreases in PCS and Ultrasound revenues.
•China region revenues were $597 million, decreasing 11% or $75 million with declines in all segment revenues following double digit growth in the prior year due to the regional stimulus program; and
•Rest of World revenues were $785 million, flat to the prior year due to unfavorable foreign currency impacts offset by growth in Imaging revenues.
____________________
*Non-GAAP Financial Measure

Remaining Performance Obligations
	As of
	March 31, 2024	December 31, 2023	% change
Products	$4,742	$4,930	(4)%
Services	9,570	9,725	(2)%
Total RPO	$14,313	$14,655	(2)%

RPO represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. RPO as of March 31, 2024 decreased 2% from December 31, 2023, primarily due to fulfillment and cancellations outpacing new contracts and renewals.

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the three months ended March 31
	2024	% of Total revenues	2023	% of Total revenues	% change
Operating income	$540	11.6%	$559	11.9%	(3)%
Net income attributable to GE HealthCare	374	8.0%	372	7.9%	—%
Adjusted EBIT*	681	14.7%	664	14.1%	3%
Adjusted net income*	413	8.9%	388	8.2%	6%
For the three months ended March 31, 2024

Operating income was $540 million, a decrease of $19 million and 30 basis points as a percent of Total revenues. The decrease as a percent of Total revenues was due to the following factors:

•Gross profit increased $11 million or 70 basis points as a percent of Total revenues primarily due to a reduction in Cost of products sold. Cost of products sold decreased $70 million or 50 basis points as a percent of Sales of products. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our products, partially offset by cost inflation. Cost of services sold increased $3 million but decreased 70 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our service offerings, partially offset by cost inflation. Included in our total cost of revenue as part of our product investment was $101 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $110 million for the prior year comparable period; and
•Total operating expenses increased $30 million due to an increase in Research and Development (“R&D”) investments of $54 million, partially offset by a decrease in Selling, general, and administrative (“SG&A”) expense of $24 million primarily driven by corporate cost productivity, including Information Technology savings. As a result, R&D as a percentage of Total revenues increased by 120 basis points while SG&A as a percentage of Total revenues decreased by 20 basis points.

Net income attributable to GE HealthCare and Net income margin were $374 million and 8.0%, an increase of $2 million and 10 basis points, respectively, primarily due to the following factors:

•Operating income decreased $19 million, as discussed above;
•Interest and other financial charges – net decreased $14 million primarily driven by lower overall borrowings due to the repayments made on the Term Loan Facility;
•Non-operating benefit income decreased $13 million primarily related to lower amortization of net gains on our Pension Plans;
•Other income (expense) – net decreased $16 million primarily related to lower net financing and investment income; and
•Provision for income taxes decreased $39 million primarily due to prior year results impacted by an incremental charge for the accrual of withholding and other foreign taxes due upon future distribution of earnings. For additional detail regarding our income taxes, see Note 10, “Income Taxes” to the condensed consolidated financial statements.

Adjusted EBIT* and Adjusted EBIT margin* were $681 million and 14.7%, an increase of $17 million and 50 basis points, respectively, primarily due to a decrease in Total operating expenses, when excluding the impact of Restructuring and Spin-Off and separation costs.
____________________
*Non-GAAP Financial Measure

Adjusted net income* was $413 million, an increase of $25 million primarily due to the decrease in Total operating expenses, when excluding the impact of Restructuring and Spin-Off and separation costs, and the decrease of Interest and other financial charges – net.

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

Segment EBIT
	For the three months ended March 31
	2024	% of segment revenues	2023	% of segment revenues	% change
Segment EBIT(1)
Imaging	$240	9.7%	$191	7.7%	26%
Ultrasound	182	22.1%	207	24.1%	(12)%
PCS	81	10.9%	109	14.0%	(25)%
PDx	178	29.7%	155	27.8%	15%
(1)For additional details regarding Segment EBIT, see Note 3, “Segment Information.”

For the three months ended March 31, 2024

•Imaging Segment EBIT was $240 million, an increase of $49 million due to cost productivity and an increase in price, partially offset by cost inflation;
•Ultrasound Segment EBIT was $182 million, a decrease of $25 million due to cost inflation and a decrease in sales volume, partially offset by cost productivity;
•PCS Segment EBIT was $81 million, a decrease of $28 million due to cost inflation and a decrease in sales volume, partially offset by cost productivity; and
•PDx Segment EBIT was $178 million, an increase of $23 million due to an increase in price, cost productivity, and an increase in volume, partially offset by investments.

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

EBIT, Adjusted EBIT, and Adjusted EBIT margin
We believe Adjusted EBIT and Adjusted EBIT margin provide management and investors with additional understanding of our business by highlighting the results from ongoing operations and the underlying profitability factors. EBIT represents our earnings excluding interest expense, interest income, earnings (loss) attributable to non-controlling interests, non-operating benefit (income) costs, and tax expense. Adjusted EBIT additionally excludes non-recurring and/or non-cash items, which may have a material impact on our results. We may from time to time consider excluding other non-recurring items to enhance comparability between periods. We believe this provides additional insight into how our businesses are performing, on a normalized basis. However, Adjusted EBIT and Adjusted EBIT margin should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Adjusted net income
We believe Adjusted net income provides investors with improved comparability of underlying operating results and a further understanding and additional transparency regarding how we evaluate our business. Adjusted net income also provides management and investors with additional perspective regarding the impact of certain significant items on our earnings. Adjusted net income excludes non-operating benefit (income) costs, certain tax expense adjustments, and non-recurring and/or non-cash items, which may have a material impact on our results. We may from time to time consider excluding other non-recurring items to enhance comparability between periods. However, Adjusted net income should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Adjusted earnings per share
We believe Adjusted earnings per share provides investors with improved comparability of underlying operating results and a further understanding and additional transparency regarding how we evaluate our business. Adjusted earnings per share also provides management and investors with additional perspective regarding the impact of certain significant items on our per share earnings. Adjusted earnings per share excludes non-operating benefit (income) costs, certain tax expense adjustments, and non-recurring and/or non-cash items, which may have a material impact on our results. We may from time to time consider excluding other non-recurring items to enhance comparability between periods. However, Adjusted earnings per share should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Adjusted tax expense and Adjusted effective tax rate
We believe that Adjusted tax expense and Adjusted effective tax rate provide investors with a better understanding of the normalized tax rate applicable to our business and provide more consistent comparability across periods. Adjusted tax expense excludes the income tax related to the pre-tax income adjustments included as part of Adjusted net income and certain income tax adjustments, such as adjustments to deferred tax assets or liabilities. We may from time to time consider excluding other non-recurring tax items to enhance comparability between periods. Adjusted effective tax rate is Adjusted tax expense divided by Income before income taxes less pre-tax income adjustments detailed above in Adjusted net income. However, Adjusted tax expense and Adjusted effective tax rate should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

Free cash flow
We believe that Free cash flow provides management and investors with an important measure of our ability to generate cash on a normalized basis. Free cash flow also provides insight into our flexibility to allocate capital, including reinvesting in the Company for future growth, paying down debt, paying dividends, and pursuing other opportunities that may enhance stockholder value. Free cash flow is Cash from (used for) operating activities including cash flows related to the additions and dispositions of property, plant, and equipment (“PP&E”) and internal-use software. Additionally, Free cash flow does not represent residual cash flows available for discretionary expenditures, due to the fact that the measures do not deduct the payments required for debt repayments.

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

Organic Revenue*	For the three months ended March 31
	2024	2023	% change
Imaging revenues	$2,466	$2,496	(1)%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(27)	—
Imaging Organic revenue*	$2,493	$2,496	—%
Ultrasound revenues	$824	$859	(4)%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(5)	—
Ultrasound Organic revenue*	$829	$859	(4)%
PCS revenues	$747	$781	(4)%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(1)	—
PCS Organic revenue*	$748	$781	(4)%
PDx revenues	$599	$558	7%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(1)	—
PDx Organic revenue*	$600	$558	8%
Other revenues	$15	$13	12%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	—	—
Other Organic revenue*	$14	$13	11%
Total revenues	$4,650	$4,707	(1)%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(34)	—
Organic revenue*	$4,684	$4,707	—%

(1)	Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction.
(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

____________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the three months ended March 31
	2024	2023	% change
Net income attributable to GE HealthCare	$374	$372	—%
Add: Interest and other financial charges – net	122	136
Add: Non-operating benefit (income) costs	(102)	(115)
Less: Benefit (provision) for income taxes	(124)	(163)
Less: Net (income) loss attributable to noncontrolling interests	(14)	(11)
EBIT*	$531	$567	(6)%
Add: Restructuring costs(1)	40	12
Add: Acquisition and disposition-related charges (benefits)(2)	—	1
Add: Spin-Off and separation costs(3)	60	58
Add: (Gain) loss on business and asset dispositions(4)	—	—
Add: Amortization of acquisition-related intangible assets	31	31
Add: Investment revaluation (gain) loss(5)	20	(5)
Adjusted EBIT*	$681	$664	3%
Net income margin	8.0%	7.9%	10 bps
Adjusted EBIT margin*	14.7%	14.1%	50 bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
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

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.

Adjusted Net Income*	For the three months ended March 31
	2024	2023	% change
Net income attributable to GE HealthCare	$374	$372	—%
Add: Non-operating benefit (income) costs	(102)	(115)
Add: Restructuring costs(1)	40	12
Add: Acquisition and disposition-related charges (benefits)(2)	—	1
Add: Spin-Off and separation costs(3)	60	58
Add: (Gain) loss on business and asset dispositions(4)	—	—
Add: Amortization of acquisition-related intangible assets	31	31
Add: Investment revaluation (gain) loss(5)	20	(5)
Add: Tax effect of reconciling items	(9)	4
Add: Certain tax adjustments(6)	—	30
Adjusted net income*	$413	$388	6%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)
Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.
(6)
Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of the Company’s foreign subsidiaries for which the Company is no longer permanently reinvested and the impact of adjusting deferred tax assets and liabilities to stand-alone GE HealthCare tax rates.

____________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the three months ended March 31
(In dollars, except shares outstanding presented in millions)	2024	2023	$ change
Diluted earnings per share	$0.81	$0.41	$0.40
Add: Deemed preferred stock dividend of redeemable noncontrolling interest	—	0.40
Add: Non-operating benefit (income) costs	(0.22)	(0.25)
Add: Restructuring costs(1)	0.09	0.03
Add: Acquisition and disposition-related charges (benefits)(2)	—	0.00
Add: Spin-Off and separation costs(3)	0.13	0.13
Add: (Gain) loss on business and asset dispositions(4)	—	—
Add: Amortization of acquisition-related intangible assets	0.07	0.07
Add: Investment revaluation (gain) loss(5)	0.04	(0.01)
Add: Tax effect of reconciling items	(0.02)	0.01
Add: Certain tax adjustments(6)	—	0.07
Adjusted earnings per share*	$0.90	$0.85	$0.05
Diluted weighted-average shares outstanding	459	457

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)
Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.
(6)
Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of the Company’s foreign subsidiaries for which the Company is no longer permanently reinvested and the impact of adjusting deferred tax assets and liabilities to stand-alone GE HealthCare tax rates.

Adjusted Tax Expense* and Adjusted ETR*	For the three months ended March 31
	2024	2023
Benefit (provision) for income taxes	$(124)	$(163)
Add: Tax effect of reconciling items	(9)	4
Add: Certain tax adjustments(1)	—	30
Adjusted tax expense*	$(133)	$(129)
Effective tax rate	24.2%	29.9%
Adjusted effective tax rate*	23.7%	24.4%

(1)
Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of the Company’s foreign subsidiaries for which the Company is no longer permanently reinvested and the impact of adjusting deferred tax assets and liabilities to stand-alone GE HealthCare tax rates.

Free Cash Flow*	For the three months ended March 31
	2024	2023	% change
Cash from (used for) operating activities	$419	$468	(11)%
Add: Additions to PP&E and internal-use software	(145)	(143)
Add: Dispositions of PP&E	—	—
Free cash flow*	$274	$325	(16)%

____________________
*Non-GAAP Financial Measure

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, our Cash, cash equivalents, and restricted cash balance in the Condensed Consolidated Statements of Financial Position was $2,563 million. We have historically generated positive cash flows from operating activities. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 8, “Borrowings” to the condensed consolidated financial statements.

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the three months ended March 31
	2024	2023
Cash from (used for) operating activities	$419	$468
Cash from (used for) investing activities	(188)	(266)
Cash from (used for) financing activities	(153)	673
Free cash flow*	274	325

Operating Activities
Cash generated from operating activities in the three months ended March 31, 2024 was $419 million and included Net income of $388 million, non-cash charges for depreciation and amortization of $148 million, and a $116 million outflow from changes in assets and liabilities, primarily driven by company-funded benefit payments for postretirement benefit plans, annual prepayments, and an increase in inventory, partially offset by a decrease in receivables.

Cash generated from operating activities in the three months ended March 31, 2023 was $468 million and included Net income of $383 million, non-cash charges for depreciation and amortization of $157 million, and a $72 million outflow from changes in assets and liabilities, primarily driven by an increase in inventory and company-funded benefit payments for postretirement benefit plans, partially offset by an increase in contract liabilities and an increase in accounts payable.

Investing Activities
Cash used for investing activities in the three months ended March 31, 2024 was $188 million and primarily included additions to PP&E of $145 million related mostly to manufacturing capacity expansion and new product introductions.

Cash used for investing activities in the three months ended March 31, 2023 was $266 million and primarily included additions to PP&E of $143 million related mostly to new product introductions and manufacturing capacity expansion and purchases of businesses, net of cash acquired, of $127 million related to Caption Health, Inc.

Financing Activities
Cash used for financing activities in the three months ended March 31, 2024 was $153 million and primarily included a repayment of $150 million of our outstanding Term Loan Facility.

Cash generated from financing activities in the three months ended March 31, 2023 was $673 million and primarily included $2,000 million of newly issued debt, partially offset by $1,317 million of transfers to GE.

Free cash flow*
Free cash flow* was $274 million for the three months ended March 31, 2024 and primarily included $419 million of cash generated from operating activities, partially offset by $145 million of cash used for additions to PP&E.

Free cash flow* was $325 million for the three months ended March 31, 2023 and primarily included $468 million of cash generated from operating activities, partially offset by $143 million of cash used for additions to PP&E.

Capital Expenditures
Cash used for capital expenditures was $145 million and $143 million for the three months ended March 31, 2024 and 2023, respectively. Capital expenditures were primarily for manufacturing capacity expansion and equipment and tooling for existing products and new product introductions.

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease, debt, and other commitments are provided in Note 7, “Leases,” Note 9, “Borrowings,” and Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” to the consolidated and combined financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We have material cash requirements related to our pension obligations as described in Note 9, “Postretirement Benefit Plans” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, on April 1, 2024, we funded the acquisition of MIM Software Inc. with cash on hand. Further information regarding this acquisition is provided in Note 18, “Subsequent Events” to the condensed consolidated financial statements.

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt is supported by cash flows from our operations. As of March 31, 2024, we had $9,255 million of total debt compared to $9,442 million as of December 31, 2023. The decrease in debt was mainly driven by a repayment of $150 million of the outstanding Term Loan Facility in the first quarter of 2024. As of March 31, 2024, there were $1,000 million of senior notes due in November 2024 recognized within Short-term borrowings in our Condensed Consolidated Statements of Financial Position.

The weighted average interest rate for the Notes and our Credit Facilities for the three months ended March 31, 2024 was 6.08%. We had no principal debt repayments on the Notes for the three months ended March 31, 2024.

In addition to the Term Loan Facility, our credit facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $2,500 million expiring in January 2028, and a 364-day senior unsecured revolving facility that provides borrowings of up to $1,000 million expiring in December 2024. As of March 31, 2024, there were no outstanding borrowings on either of the two revolving facilities.

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens securing debt, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted leverage ratio. As of March 31, 2024, we were in compliance with the covenant requirements, including the maximum consolidated net leverage ratio.

For additional details on debt and credit facilities, see Note 8, “Borrowings” to the condensed consolidated financial statements.

Access to Capital and Credit Ratings
In connection with the Spin-Off, we accessed the capital markets and raised $10,250 million of debt by issuing $8,250 million of senior unsecured notes in November 2022, and completed a drawdown of the Term Loan Facility of $2,000 million in January 2023. In addition, we arranged $3,500 million of revolving credit facilities to further support our liquidity needs. We plan to continue to rely on capital markets, and we expect to have access to credit facilities to fund our operations. The cost and availability of debt financing will be influenced by our credit ratings and market conditions. Moody’s Investors Service (“Moody’s”), Standard and Poor’s Global Ratings (“S&P”), and Fitch Ratings (“Fitch”) currently issue ratings on our long-term debt. Our credit ratings as of April 23, 2024 are set forth in the table below.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting standards, see Note 1, “Organization and Basis of Presentation” to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Management believes that there have been no significant changes during the three months ended March 31, 2024 to the items that we disclosed as our critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices, which may impact future income, cash flows, and fair value of our business. There have been no material changes in our exposure to market risk from those disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended March 31, 2024, the Company continued to exit from various transition service agreements with GE related to IT systems that impact financial reporting. Consequently, responsibility for execution of related internal controls transferred to the Company. Other than those discussed in the preceding sentence, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS.

All internal control systems have inherent limitations; as such, they may not prevent or detect all misstatements or all fraud. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statements preparation and reporting. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that the current control structure may become inadequate for changes in conditions or the degree of compliance with the policies may deteriorate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on material pending legal proceedings is incorporated herein by reference to the information set forth in Note 13, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

DIRECTOR AND OFFICER TRADING ARRANGEMENTS.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).
10.1	2024 GE HealthCare Restricted Stock Unit Grant Agreement.
10.2	2024 GE HealthCare Stock Option Grant Agreement.
10.3	2024 GE HealthCare Performance Stock Unit Grant Agreement.
10.4	2024 Global Addendum.
10.5	Offer Letter with Taha Kass-Hout, dated September 9, 2022.
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
101
The following materials from GE HealthCare Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language); (1) Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (2) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023; (3) Condensed Consolidated Statements of Financial Position as of March 31, 2024 and December 31, 2023; (4) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and 2023; (5) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE HealthCare Technologies Inc.
(Registrant)

April 30, 2024	/s/ George A. Newcomb
Date	George A. Newcomb, Controller & Chief Accounting Officer (authorized signatory)