Form 10-Q
period 2024-06-30
GE HealthCare Technologies Inc.
filed 2024-07-31
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 456,662,253 shares of common stock with a par value of $0.01 per share outstanding as of July 24, 2024.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business; financial performance, financial condition, and results of operations, including revenue, revenue growth, profit, taxes, earnings per share, and cash flows; the impacts of macroeconomic and market conditions and volatility on our business operations, financial results, and financial position and on supply chains and the world economy; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management; the Russia and Ukraine conflict; our operations as a stand-alone company; and risks related to foreign currency exchange, interest rates, and commodity price volatility. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; our ability to successfully complete strategic transactions; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; demand for our products, services, or solutions and factors that affect that demand; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; changes in third-party and government reimbursement processes, rates, contractual relationships, and mix of public and private payers, including related to government shutdowns; the delayed China stimulus and the ongoing anti-corruption campaign; our ability to attract and/or retain key personnel and qualified employees; global geopolitical and economic instability, including as a result of the conflict between Ukraine and Russia, the conflict in Israel and surrounding areas, and the actions in the Red Sea region; public health crises, epidemics, and pandemics, and their effects on our business; maintenance and protection of our intellectual property rights, as well as maintenance of successful research and development efforts with respect to commercially successful products and technologies; the impact of potential information technology, cybersecurity, or data security breaches; compliance with the various legal, regulatory, tax, privacy, and other laws to which we are subject, such as the Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws globally, and related changes, claims, inquiries, investigations, or actions; our ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; the impacts related to our increasing focus on and investment in cloud, edge, artificial intelligence, and software offerings; the impact of potential product liability claims; environmental, social, and governance matters; our ability to operate effectively as an independent, publicly traded company; and our level of indebtedness, as well as our general ability to comply with covenants under our debt instruments, and any related effect on our business. Please also see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the United States Securities and Exchange Commission (“SEC”) and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Condensed Consolidated Statements of Income (Unaudited)
	For the three months ended June 30		For the six months ended June 30
(In millions, except per share amounts)	2024	2023	2024	2023
Sales of products	$3,207	$3,213	$6,253	$6,344
Sales of services	1,632	1,604	3,237	3,180
Total revenues	4,839	4,817	9,489	9,524
Cost of products	2,045	2,084	4,012	4,121
Cost of services	792	793	1,574	1,572
Gross profit	2,002	1,940	3,904	3,831
Selling, general, and administrative	1,067	1,072	2,105	2,134
Research and development	327	298	651	568
Total operating expenses	1,395	1,370	2,756	2,702
Operating income	608	570	1,148	1,129
Interest and other financial charges – net	131	137	254	273
Non-operating benefit (income) costs	(101)	(123)	(204)	(238)
Other (income) expense – net	(1)	(14)	8	(22)
Income before income taxes	578	570	1,090	1,116
Benefit (provision) for income taxes	(143)	(137)	(267)	(300)
Net income	435	433	823	816
Net (income) loss attributable to noncontrolling interests	(7)	(15)	(21)	(26)
Net income attributable to GE HealthCare	428	418	802	790
Deemed preferred stock dividend of redeemable noncontrolling interest	—	—	—	(183)
Net income attributable to GE HealthCare common stockholders	$428	$418	$802	$607

Earnings per share attributable to GE HealthCare common stockholders:
Basic	$0.94	$0.92	$1.76	$1.34
Diluted	$0.93	$0.91	$1.75	$1.33
Weighted-average number of shares outstanding:
Basic	457	455	456	455
Diluted	459	458	459	458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	For the three months ended June 30		For the six months ended June 30
(In millions, net of tax)	2024	2023	2024	2023
Net income attributable to GE HealthCare	$428	$418	$802	$790
Net income (loss) attributable to noncontrolling interests	7	15	21	26
Net income	435	433	823	816
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	(30)	3	(106)	60
Pension and Other Postretirement Plans – net of taxes	(36)	(18)	(71)	(83)
Cash flow hedges – net of taxes	8	10	24	(29)
Other comprehensive income (loss)	(58)	(5)	(154)	(52)
Comprehensive income (loss)	377	428	669	764
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	15	21	26
Comprehensive income attributable to GE HealthCare	$370	$413	$648	$738

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
	As of
(In millions, except share and per share amounts)	June 30, 2024	December 31, 2023
Cash, cash equivalents, and restricted cash	$2,015	$2,504
Receivables – net of allowances of $103 and $98	3,343	3,525
Due from related parties	11	32
Inventories	2,023	1,960
Contract and other deferred assets	977	1,000
All other current assets	437	389
Current assets	8,806	9,410
Property, plant, and equipment – net	2,458	2,500
Goodwill	13,116	12,936
Other intangible assets – net	1,195	1,253
Deferred income taxes	4,365	4,474
All other non-current assets	1,913	1,881
Total assets	$31,852	$32,454
Short-term borrowings	$1,007	$1,006
Accounts payable	2,824	2,947
Due to related parties	27	99
Contract liabilities	1,876	1,918
Current compensation and benefits	1,235	1,518
All other current liabilities	1,348	1,493
Current liabilities	8,318	8,981
Long-term borrowings	8,233	8,436
Non-current compensation and benefits	5,455	5,782
Deferred income taxes	55	68
All other non-current liabilities	1,796	1,877
Total liabilities	23,858	25,144
Commitments and contingencies
Redeemable noncontrolling interests	177	165
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 456,654,068 shares issued and outstanding as of June 30, 2024; 455,342,290 shares issued and outstanding as of December 31, 2023	5	5
Additional paid-in capital	6,540	6,493
Retained earnings	2,101	1,326
Accumulated other comprehensive income (loss) – net	(845)	(691)
Total equity attributable to GE HealthCare	7,801	7,133
Noncontrolling interests	16	12
Total equity	7,817	7,145
Total liabilities, redeemable noncontrolling interests, and equity	$31,852	$32,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of March 31, 2024	456	$5	$6,504	$1,687	$(787)	$14	$7,423
Issuance of common stock in connection with employee stock plans, net of shares withheld for employee taxes	—	—	—	—	—	—	—
Net income attributable to GE HealthCare	—	—	—	428	—	—	428
Dividends declared ($0.03 per common share)	—	—	—	(14)	—	—	(14)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	(58)	—	(58)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	2	2
Share-based compensation	—	—	36	—	—	—	36
Balances as of June 30, 2024	457	$5	$6,540	$2,101	$(845)	$16	$7,817

	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of March 31, 2023	455	$5	$6,425	$185	$—	$75	$6	$6,696
Net transfers from GE, including Spin-Off-related adjustments	—	—	—	—	(9)	—	3	(6)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	—	—	(9)	—	9	—	—	—
Issuance of common stock in connection with employee stock plans, net of shares withheld for employee taxes	—	—	7	—	—	—	—	7
Net income attributable to GE HealthCare	—	—	—	418	—	—	—	418
Dividends declared ($0.06 per common share)	—	—	—	(27)	—	—	—	(27)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	(5)	—	(5)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	3	3
Share-based compensation	—	—	28	—	—	—	—	28
Balances as of June 30, 2023	455	$5	$6,451	$576	$—	$70	$12	$7,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2023	455	$5	$6,493	$1,326	$(691)	$12	$7,145
Issuance of common stock in connection with employee stock plans, net of shares withheld for employee taxes	1	—	(24)	—	—	—	(24)
Net income attributable to GE HealthCare	—	—	—	802	—	—	802
Dividends declared ($0.06 per common share)	—	—	—	(28)	—	—	(28)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	(154)	—	(154)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	4	4
Share-based compensation	—	—	70	—	—	—	70
Balances as of June 30, 2024	457	$5	$6,540	$2,101	$(845)	$16	$7,817

	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2022	—	$—	$—	$—	$11,235	$(1,878)	$5	$9,362
Net transfers from GE, including Spin-Off-related adjustments	—	—	—	—	(4,842)	2,000	2	(2,840)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	454	5	6,388	—	(6,393)	—	—	—
Issuance of common stock in connection with employee stock plans, net of shares withheld for employee taxes	1	—	11	—	—	—	—	11
Net income attributable to GE HealthCare	—	—	—	790	—	—	—	790
Dividends declared ($0.06 per common share)	—	—	—	(27)	—	—	—	(27)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	(52)	—	(52)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	5	5
Share-based compensation	—	—	52	—	—	—	—	52
Changes in equity due to redemption value adjustments on redeemable noncontrolling interests	—	—	—	(187)	—	—	—	(187)
Balances as of June 30, 2023	455	$5	$6,451	$576	$—	$70	$12	$7,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the six months ended June 30
(In millions)	2024	2023
Net income	$823	$816
Adjustments to reconcile Net income to Cash from (used for) operating activities
Depreciation of property, plant, and equipment	137	124
Amortization of intangible assets	160	189
Gain on fair value remeasurement of contingent consideration	(10)	(3)
Net periodic postretirement benefit plan (income) expense	(180)	(207)
Postretirement plan contributions	(170)	(180)
Share-based compensation	70	52
Provision for income taxes	267	300
Cash paid during the year for income taxes	(287)	(271)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	112	(32)
Due from related parties	19	10
Inventories	(116)	(172)
Contract and other deferred assets	12	(64)
Accounts payable	(41)	(40)
Due to related parties	(57)	(11)
Contract liabilities	(20)	111
Current compensation and benefits	(266)	(114)
All other operating activities - net	(155)	(107)
Cash from (used for) operating activities	300	401
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(209)	(213)
Dispositions of property, plant, and equipment	—	1
Purchases of businesses, net of cash acquired	(259)	(147)
All other investing activities - net	(69)	9
Cash from (used for) investing activities	(537)	(350)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	—	(12)
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	1	2,000
Repayments and other reductions (maturities longer than 90 days)	(156)	(6)
Dividends paid to stockholders	(28)	(14)
Redemption of noncontrolling interests	—	(211)
Net transfers (to) from GE	—	(1,317)
All other financing activities - net	(27)	6
Cash from (used for) financing activities	(210)	446
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	(41)	(3)
Increase (decrease) in cash, cash equivalents, and restricted cash	(488)	494
Cash, cash equivalents, and restricted cash at beginning of year	2,506	1,451
Cash, cash equivalents, and restricted cash as of June 30	$2,018	$1,945

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(274)	$(250)
Non-cash investing activities
Acquired but unpaid property, plant, and equipment	$76	$70

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

On January 3, 2023, the General Electric Company, which now operates as GE Aerospace, (“GE”) completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). The Spin-Off was completed through a distribution of approximately 80.1% of the Company’s outstanding common stock to holders of record of GE’s common stock as of the close of business on December 16, 2022 (the “Distribution”), which resulted in the issuance of approximately 454 million shares of common stock. Prior to the Distribution, the Company issued 100 shares of common stock in exchange for $1.00, all of which were held by GE as of December 31, 2022. As a result of the Distribution, the Company became an independent public company. On April 2, 2024, GE completed the separation of its GE Vernova business into an independent publicly traded company. As of June 30, 2024, GE’s beneficial ownership was approximately 6.7% of the Company’s outstanding common stock.

In connection with the Spin-Off, certain adjustments were recorded to reflect transfers from GE, the draw-down of the Term Loan Facility, and settlement of Spin-Off transactions with GE, which resulted in the net reduction in Total equity of $2,840 million. These items substantially consisted of the transfer of: (1) certain pension plan liabilities and assets, (2) certain deferred income taxes, (3) deferred compensation liabilities, and (4) employee termination obligations.

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE. See Note 17, “Related Parties and Transition Services Agreement” for more information on these agreements and related transactions.

The condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Operating results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The December 31, 2023 period presented on the Condensed Consolidated Statement of Financial Position was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The following tables are presented in millions of U.S. dollars unless otherwise stated. Certain columns and rows throughout this document may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts.

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation, which provides additional detail to readers of the financial statements. Amounts related to current compensation and benefit obligations that were previously reported within the All other current liabilities and All other operating activities lines on the Condensed Consolidated Statements of Financial Position and Statements of Cash Flows, respectively, have been reclassified to separate lines on the respective financial statements.

The financial statements and notes should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ESTIMATES AND ASSUMPTIONS.

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions, which affect the reported amounts and related disclosures in the financial statements. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position, and cash flows.

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

NOTE 2. REVENUE RECOGNITION

Our revenues primarily consist of sales of products and services to customers. Products include equipment, imaging agents, software-related offerings, and upgrades. Services include contractual and stand-by preventative maintenance and corrective services, as well as on-demand service parts, extended warranties, training, and other service-type offerings. The Company recognizes revenue from contracts with customers when the customer obtains control of the underlying products or services.

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

Contract and Other Deferred Assets	As of
	June 30, 2024	December 31, 2023
Contract assets	$611	$600
Other deferred assets	367	400
Contract and other deferred assets	977	1,000
Non-current contract assets(1)	81	72
Non-current other deferred assets(1)	96	96
Total contract and other deferred assets	$1,155	$1,168
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

As of June 30, 2024 and December 31, 2023, contract liabilities were approximately $2,562 million and $2,623 million, respectively, of which the non-current portion of $685 million and $705 million, respectively, was recognized in All other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Contract liabilities decreased $61 million in 2024 primarily due to a decrease in customer advances. Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $1,116 million and $1,105 million for the six months ended June 30, 2024 and 2023, respectively.

REMAINING PERFORMANCE OBLIGATIONS.
RPO represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. As of June 30, 2024, the aggregate amount of the contracted revenues allocated to our unsatisfied performance obligations was $14,531 million. We expect to recognize revenue as we satisfy our RPO as follows: a) product-related RPO of $4,648 million of which 98% is expected to be recognized within two years, and the remaining thereafter; and b) services-related RPO of $9,883 million of which 64% and 93% are expected to be recognized within two years and five years, respectively, and the remaining thereafter.

NOTE 3. SEGMENT INFORMATION

As of June 30, 2024, GE HealthCare’s operations were organized and managed through four reportable segments: Imaging, Ultrasound, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”). These segments have been identified based on the nature of the products sold and how the Company manages its operations. We have not aggregated any of our operating segments to form reportable segments. A description of our reportable segments has been provided in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The performance of these segments was principally measured based on Total revenues and an earnings metric defined as “Segment EBIT.” Segment EBIT is calculated as Income before income taxes in our Condensed Consolidated Statements of Income excluding the impact of the following: Interest and other financial charges – net, Non-operating benefit (income) costs, restructuring costs, acquisition and disposition-related benefits (charges), gain (loss) on business and asset dispositions, Spin-Off and separation costs, amortization of acquisition-related intangible assets, and investment revaluation gain (loss).

Total Revenues by Segment	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023
Imaging:
Radiology	$2,171	$2,227	$4,233	$4,315
Interventional Guidance	425	393	829	801
Total Imaging	2,596	2,620	5,062	5,116
Total Ultrasound	823	839	1,647	1,698
PCS:
Monitoring Solutions	538	563	1,065	1,115
Life Support Solutions	235	207	454	436
Total PCS	772	770	1,519	1,551
Total PDx	639	568	1,238	1,126
Other(1)	9	20	24	33
Total revenues	$4,839	$4,817	$9,489	$9,524
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services (“HFS”) which does not meet the definition of an operating segment.

Segment EBIT	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023
Segment EBIT
Imaging	$286	$278	$526	$469
Ultrasound	178	191	360	398
PCS	78	84	159	193
PDx	200	152	378	307
Other(1)	1	6	1	8
	742	711	1,423	1,375
Restructuring costs	(29)	(19)	(68)	(31)
Acquisition and disposition-related benefits (charges)	3	2	3	1
Gain (loss) on business and asset dispositions	—	—	—	—
Spin-Off and separation costs	(67)	(72)	(126)	(130)
Amortization of acquisition-related intangible assets	(35)	(32)	(66)	(63)
Investment revaluation gain (loss)	(6)	(6)	(26)	(1)
Interest and other financial charges – net	(131)	(137)	(254)	(273)
Non-operating benefit income (costs)	101	123	204	238
Income before income taxes	$578	$570	$1,090	$1,116
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HFS and certain other business activities which do not meet the definition of an operating segment.

NOTE 4. RECEIVABLES

Current Receivables	As of
	June 30, 2024	December 31, 2023
Current customer receivables(1)	$3,174	$3,339
Non-income based tax receivables	143	166
Other sundry receivables	129	118
Current sundry receivables	272	284
Allowance for credit losses	(103)	(98)
Total current receivables – net	$3,343	$3,525
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to current customer receivables. Balances related to chargebacks were $126 million and $144 million as of June 30, 2024 and December 31, 2023, respectively.

Long-Term Receivables	As of
	June 30, 2024	December 31, 2023
Long-term customer receivables	$63	$55
Non-income based tax receivables	23	26
Other sundry receivables	97	73
Long-term sundry receivables	120	99
Allowance for credit losses	(30)	(30)
Total long-term receivables – net(1)	$153	$124
(1) Long-term receivables are recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

NOTE 5. FINANCING RECEIVABLES

	As of
	June 30, 2024	December 31, 2023
Loans receivable, at amortized cost	$26	$29
Investment in financing leases, net of deferred income	70	71
Allowance for credit losses	(3)	(3)
Current financing receivables – net(1)	93	97
Loans receivable, at amortized cost	33	37
Investment in financing leases, net of deferred income	144	146
Allowance for credit losses	(5)	(5)
Non-current financing receivables – net(1)	$172	$178
(1) Current financing receivables and non-current financing receivables are recognized within All other current assets and All other non-current assets, respectively, in the Condensed Consolidated Statements of Financial Position.

As of June 30, 2024, 4%, 4%, and 4% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2023, 5%, 5%, and 6% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 6. LEASES

Operating lease liabilities recognized within All other current liabilities and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position were $380 million and $383 million as of June 30, 2024 and December 31, 2023, respectively. The total lease expense related to our operating lease portfolio was $59 million and $57 million for the three months ended June 30, 2024 and 2023, respectively, and $119 million and $113 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 7. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

ACQUISITIONS.

MIM Software
On April 1, 2024, the Company acquired 100% of the stock of MIM Software Inc. (“MIM Software”) for approximately $259 million, net of cash acquired, $13 million of potential earn-out payments, and up to $23 million of other contingent payments based on service requirements. The acquisition was funded with cash on hand. This transaction was accounted for as a business combination. The preliminary purchase price allocation resulted in goodwill of $195 million, customer-related intangible assets of $52 million, developed technology intangible assets of $48 million, net deferred tax liabilities of $19 million, and other net assets of $7 million. The goodwill associated with the acquired business, recorded within the Imaging segment, is non-deductible for tax purposes and is attributed to expected synergies and commercial benefits from use of the MIM Software technology in our existing GE HealthCare portfolio. MIM Software is a global provider of medical imaging analysis and artificial intelligence (“AI”) solutions for the practice of radiation oncology, molecular radiotherapy, diagnostic imaging, and urology at imaging centers, hospitals, specialty clinics, and research organizations worldwide.

Revenue and earnings of MIM Software included in the Company’s financial statements since the acquisition date are not material to our consolidated revenue and earnings. If the acquisition of MIM Software had taken place as of the beginning of 2023, consolidated revenues and earnings would not have been significantly different from reported amounts.

Caption Health
On February 17, 2023, the Company acquired 100% of the stock of Caption Health, Inc. (“Caption Health”) for $127 million of upfront payment, $10 million of future holdback payment, and potential earn-out payments valued at $13 million based primarily on various milestones and sales targets. This transaction was accounted for as a business combination. The preliminary purchase price allocation resulted in goodwill of $94 million, intangible assets of $60 million, and deferred tax liabilities of $3 million. The purchase price allocation for Caption Health was finalized in the first quarter of 2024 without material adjustments. The goodwill associated with the acquired business is non-deductible for tax purposes and is reported in the Ultrasound segment. Caption Health is an AI company whose technology expands access to AI-guided ultrasound screening for novice users.

GOODWILL.

	Balance as of December 31, 2023	Acquisitions	Foreign exchange and other	Balance as of June 30, 2024
Imaging	$4,431	$195	$(7)	$4,620
Ultrasound	3,933	—	(7)	3,926
PCS	2,038	—	(1)	2,036
PDx	2,534	—	(1)	2,533
Total Goodwill	$12,936	$195	$(15)	$13,116

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. We did not identify any reporting units that required an interim impairment test since the last annual impairment testing date.

OTHER INTANGIBLE ASSETS.

Intangible assets decreased during the six months ended June 30, 2024, primarily as a result of amortization, partially offset by additions related to the acquisition of MIM Software. Substantially all of our intangible assets are subject to amortization. Amortization expense was $81 million and $93 million for the three months ended June 30, 2024 and 2023, respectively, and $160 million and $189 million for the six months ended June 30, 2024 and 2023, respectively.

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

Credit Facilities
The Company has credit agreements providing for:
•a five-year senior unsecured revolving credit facility in an aggregate committed amount of $2,500 million, maturing on January 3, 2028;
•a 364-day senior unsecured revolving credit facility in an aggregate committed amount of $1,000 million, maturing on December 11, 2024; and
•a three-year senior unsecured term loan credit facility in an aggregate principal amount of $2,000 million, maturing on January 2, 2026 (the “Term Loan Facility” and, together with the five-year revolving credit facility and the 364-day revolving credit facility, the “Credit Facilities”).

There were no outstanding amounts under the five-year revolving credit facility and 364-day revolving credit facility as of June 30, 2024 or December 31, 2023.

As of June 30, 2024, we have repaid a total of $1,000 million of the Term Loan Facility, $150 million of which was paid in the current year. We had no principal debt repayments on the Notes for the six months ended June 30, 2024.

Borrowings Composition	As of
	June 30, 2024	December 31, 2023
5.550% senior notes due November 15, 2024	$1,000	$1,000
5.600% senior notes due November 15, 2025	1,500	1,500
5.650% senior notes due November 15, 2027	1,750	1,750
5.857% senior notes due March 15, 2030	1,250	1,250
5.905% senior notes due November 22, 2032	1,750	1,750
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Term Loan Facility due January 2, 2026	1,000	1,150
Other	47	52
Total principal debt issued	9,297	9,452
Less: Unamortized debt issuance costs and discounts	30	35
Add: Cumulative basis adjustment for fair value hedges	(27)	25
Total borrowings	9,240	9,442
Less: Short-term borrowings(1)	1,007	1,006
Long-term borrowings	$8,233	$8,436
(1) Short-term borrowings as of June 30, 2024 and December 31, 2023 includes $1,003 million and $1,002 million, respectively, related to the current portion of our long-term borrowings, net of unamortized debt issuance costs and discounts.

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of June 30, 2024 and December 31, 2023, the Company had bank guarantees and surety bonds of approximately $812 million and $751 million, respectively, related to certain commercial contracts. Additionally, we have issued approximately $28 million and $39 million of guarantees as of June 30, 2024 and December 31, 2023, respectively, primarily related to residual value and credit guarantees on equipment sold to third-party finance companies. Our Condensed Consolidated Statements of Financial Position reflect a liability of $4 million as of June 30, 2024 and December 31, 2023 related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost. See Note 13, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” for further information on guarantee arrangements with GE.

NOTE 9. POSTRETIREMENT BENEFIT PLANS

We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, Principal Pension Plans, Other Pension Plans, and Other Postretirement Plans (“OPEB Plans”). Please refer to Note 10, “Postretirement Benefit Plans” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further information. On January 1, 2024, we transitioned from legacy GE multiple-employer OPEB plans to GE HealthCare sponsored single-employer OPEB plans. This change did not have an impact on our results of operations or financial position. Pension plans with pension assets or obligations less than $50 million are not included in the results below.

Components of Expense (Income)	For the three months ended June 30
	Principal Pension Plans		Other Pension Plans		OPEB
	2024	2023	2024	2023	2024	2023
Service cost – Operating	$7	$9	$6	$6	$2	$2
Interest cost	227	238	50	53	14	15
Expected return on plan assets	(284)	(293)	(63)	(64)	—	—
Amortization of net loss (gain)	(19)	(35)	5	3	(15)	(16)
Amortization of prior service cost (credit)	2	—	—	(1)	(22)	(22)
Non-operating	$(74)	$(90)	$(8)	$(10)	$(23)	$(23)
Net periodic expense (income)	$(67)	$(81)	$(2)	$(4)	$(21)	$(21)

	For the six months ended June 30
	Principal Pension Plans		Other Pension Plans		OPEB Plans
	2024	2023	2024	2023	2024	2023
Service cost – Operating	$14	$17	$12	$12	$4	$4
Interest cost	454	478	100	105	27	30
Expected return on plan assets	(567)	(586)	(126)	(127)	—	—
Amortization of net loss (gain)	(38)	(66)	10	5	(30)	(32)
Amortization of prior service cost (credit)	4	—	—	(2)	(44)	(44)
Non-operating	$(147)	$(174)	$(16)	$(20)	$(47)	$(46)
Net periodic expense (income)	$(133)	$(157)	$(4)	$(8)	$(43)	$(42)

In the six months ended June 30, 2024, the Company made cash benefit payments totaling $59 million to its Principal Pension Plans, $40 million to its Other Pension Plans, and $71 million to its OPEB Plans. In 2024, the Company expects to make total cash contributions of approximately $336 million to these plans. The Company does not have a required minimum funding contribution for its U.S.-based GE HealthCare Pension Plan in 2024. Future contributions will depend on market conditions, interest rates, and other factors.

Defined Contribution Plan
GE HealthCare sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan were $40 million and $33 million for the three months ended June 30, 2024 and 2023, respectively, and $73 million and $66 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 10. INCOME TAXES

Our effective income tax rate was 24.7% and 24.0% for the three months ended June 30, 2024 and 2023, respectively, and 24.5% and 26.9% for the six months ended June 30, 2024 and 2023, respectively. The tax rate for the three and six months ended June 30, 2024 and 2023 is higher than the U.S. statutory rate primarily due to the cost of global activities, including the U.S. taxation on international operations, withholding taxes, and state taxes.

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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET

Changes in Accumulated other comprehensive income (loss) (“AOCI”) by component, net of income taxes, were as follows.

	For the three months ended June 30, 2024
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
March 31, 2024	$(1,781)	$997	$(2)	$(787)
Other comprehensive income (loss) before reclassifications – net of taxes of $(6), $—, and $(2)	(30)	(1)	9	(23)
Reclassifications from AOCI – net of taxes(2) of $—, $10, and $—	—	(35)	—	(36)
Other comprehensive income (loss)	(30)	(36)	8	(58)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
June 30, 2024	$(1,812)	$961	$6	$(845)

	For the three months ended June 30, 2023
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
March 31, 2023	$(1,760)	$1,865	$(30)	$75
Other comprehensive income (loss) before reclassifications – net of taxes of $28, $(11), and $(2)	3	36	5	44
Reclassifications from AOCI – net of taxes(2) of $—, $17, and $(1)	—	(54)	5	(49)
Other comprehensive income (loss)	3	(18)	10	(5)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
June 30, 2023	$(1,757)	$1,847	$(20)	$70

	For the six months ended June 30, 2024
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2023	$(1,706)	$1,033	$(18)	$(691)
Other comprehensive income (loss) before reclassifications – net of taxes of $(14), $(1), and $(7)	(106)	1	24	(81)
Reclassifications from AOCI – net of taxes(2) of $—, $22, and $—	—	(73)	—	(73)
Other comprehensive income (loss)	(106)	(71)	24	(154)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
June 30, 2024	$(1,812)	$961	$6	$(845)

	For the six months ended June 30, 2023
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2022	$(1,845)	$(42)	$9	$(1,878)
Other comprehensive income (loss) before reclassifications – net of taxes of $17, $(9), and $2	60	23	(8)	75
Reclassifications from AOCI – net of taxes(2) of $—, $33, and $6	—	(106)	(21)	(127)
Other comprehensive income (loss)	60	(83)	(29)	(52)
Spin-Off related adjustments – net of taxes of $—, $(509), and $—	28	1,972	—	2,000
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
June 30, 2023	$(1,757)	$1,847	$(20)	$70
(1) The amount of Currency translation adjustments recognized in Other comprehensive income (loss) (“OCI”) during the three and six months ended June 30, 2024 and 2023 included net gains (losses) relating to net investment hedges, as further discussed in Note 12, “Financial Instruments and Fair Value Measurements.”
(2) Reclassifications from AOCI into earnings for Pension and Other Postretirement Plans are recognized within Non-operating benefit (income) costs, while Cash flow hedges are recognized within Cost of products and Cost of services in our Condensed Consolidated Statements of Income.

NOTE 12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

DERIVATIVES AND HEDGING.

Our primary objective in executing and holding derivative contracts is to reduce the volatility of earnings and cash flows associated with risks related to foreign currency exchange rates, interest rates, and equity prices. These derivative contracts reduce, but do not entirely eliminate, the aforementioned risks. Our policy is to use derivative contracts solely for managing risks and not for speculative purposes.

Cash Flow Hedges
For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings and to the same financial statement line item impacted by the hedged transaction. As of June 30, 2024, we expect to reclassify $7 million of pre-tax net deferred gains associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the impact on earnings of the related hedged transactions.

The cash flows associated with derivatives designated as cash flow hedges are recorded in All other operating activities in the Condensed Consolidated Statements of Cash Flows.

Net Investment Hedges
We use cross-currency interest rate swaps and foreign currency forward contracts in combination with foreign currency option contracts to hedge the foreign currency risk associated with our net investment in foreign operations. As of June 30, 2024, these contracts were designated as hedges of our net investment in foreign operations, primarily in Euro and Chinese Renminbi currencies.

The cash flows associated with derivatives designated as net investment hedges are recorded in All other investing activities in the Condensed Consolidated Statements of Cash Flows. Cash flows from the periodic interest settlements on the cross-currency swaps are recorded in All other operating activities in the Condensed Consolidated Statements of Cash Flows.
Fair Value Hedges
We use interest rate swaps to hedge the interest rate risk on our fixed rate borrowings. These derivatives are designated as fair value hedges to hedge the changes in fair value due to benchmark interest rate risk of specific designated cash flows of our senior unsecured notes.
We record the changes in fair value on these swap contracts in Interest and other financial charges – net in our Condensed Consolidated Statements of Income, the same line item where the offsetting change in the fair value of the designated cash flows of the senior unsecured note is recorded as a basis adjustment.

Cash flows for the periodic interest settlements on the interest rate swaps are recorded in All other operating activities in the Condensed Consolidated Statements of Cash Flows.

Derivatives Not Designated as Hedging Instruments
We also execute derivative instruments, such as foreign currency forward contracts and equity-linked total return swaps, which are not designated as qualifying hedges. These derivatives serve as economic hedges of the foreign currency rate risk and equity price risk. We also identify and record foreign currency-related features in our purchase or sales contracts where the currency is not the local or functional currency of any substantive party to the contract and record them as embedded derivatives.

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

The cash flows associated with derivatives not designated but used as economic hedges are recorded, based on the nature of the underlying hedged transaction, in All other operating activities and All other investing activities in the Condensed Consolidated Statements of Cash Flows. The cash flows related to embedded derivatives are included in All other operating activities in the Condensed Consolidated Statements of Cash Flows.

The following table presents the gross fair values of our outstanding derivative instruments.

Fair Value of Derivatives	June 30, 2024			December 31, 2023
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency forward contracts	$1,411	$21	$13	$1,356	$8	$30
Derivatives accounted for as cash flow hedges	1,411	21	13	1,356	8	30
Cross-currency swaps(1)	2,149	—	148	2,209	—	204
Foreign currency forward and options contracts	1,859	17	12	991	9	11
Derivatives accounted for as net investment hedges	4,008	17	160	3,200	9	215
Interest rate swaps(1)	1,700	—	27	1,000	35	10
Derivatives accounted for as fair value hedges	1,700	—	27	1,000	35	10
Foreign currency forward contracts	4,108	9	8	3,597	19	12
Other derivatives(1)(2)	409	25	1	438	57	2
Derivatives not designated as hedging instruments	4,517	34	9	4,035	76	14
Total derivatives	$11,636	$72	$209	$9,591	$128	$269
(1) Accrued interest was immaterial for the periods presented and is excluded from fair value. These amounts are recognized within All other current assets and All other current liabilities in the Condensed Consolidated Statements of Financial Position.
(2) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts. As of December 31, 2023, Other derivatives also included commodity contracts.

The following table presents amounts recorded in Long-term borrowings in the Condensed Consolidated Statements of Financial Position related to cumulative basis adjustment for fair value hedges.

	June 30, 2024		December 31, 2023
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term borrowings designated in fair value hedges	$1,669	$(27)	$1,023	$25

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

As of June 30, 2024 and December 31, 2023, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $41 million, respectively.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023
Cash flow hedges	$11	$7	$31	$(10)
Net investment hedges(1)	27	(36)	59	(71)
(1) Amounts recognized in OCI for excluded components for the periods presented were immaterial.

The tables below present the gains (losses) on our derivative financial instruments and hedging activity in the Condensed Consolidated Statements of Income.

Derivative Financial Instruments and Hedging Activity	For the three months ended June 30, 2024
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(3)
Foreign currency forward contracts	$1	$—	$—	$—	$—
Effects of cash flow hedges	1	—	—	—	—
Cross-currency swaps	—	—	—	8	—
Foreign currency forward and options contracts	—	—	—	2	—
Effects of net investment hedges(1)	—	—	—	11	—
Interest rate swaps(4)	—	—	—	(21)	—
Debt basis adjustment on Long-term borrowings	—	—	—	14	—
Effects of fair value hedges	—	—	—	(7)	—
Foreign currency forward contracts	5	1	—	—	—
Other derivatives(2)	—	—	1	—	3
Effects of derivatives not designated as hedging instruments	5	1	1	—	3

	For the three months ended June 30, 2023
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(3)
Foreign currency forward contracts	$(5)	$(1)	$—	$—	$—
Effects of cash flow hedges	(5)	(1)	—	—	—
Cross-currency swaps	—	—	—	8	—
Foreign currency forward and option contracts	—	—	—	—	—
Effects of net investment hedges(1)	—	—	—	9	—
Interest rate swaps	—	—	—	—	—
Debt basis adjustment on Long-term borrowings	—	—	—	—	—
Effects of fair value hedges	—	—	—	—	—
Foreign currency forward contracts	3	1	—	—	4
Other derivatives(2)	—	—	18	—	—
Effects of derivatives not designated as hedging instruments	3	1	18	—	4

	For the six months ended June 30, 2024
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(3)
Foreign currency forward contracts	$—	$—	$—	$—	$—
Effects of cash flow hedges	—	—	—	—	—
Cross-currency swaps	—	—	—	17	—
Foreign currency forward and options contracts	—	—	—	4	—
Effects of net investment hedges(1)	—	—	—	21	—
Interest rate swaps(4)	—	—	—	(66)	—
Debt basis adjustment on Long-term borrowings	—	—	—	52	—
Effects of fair value hedges	—	—	—	(13)	—
Foreign currency forward contracts	(7)	(2)	—	—	—
Other derivatives(2)	—	—	5	—	23
Effects of derivatives not designated as hedging instruments	(7)	(2)	5	—	23

	For the six months ended June 30, 2023
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(3)
Foreign currency forward contracts	$22	$5	$—	$—	$—
Effects of cash flow hedges	22	5	—	—	—
Cross-currency swaps	—	—	—	17	—
Foreign currency forward and option contracts	—	—	—	—	—
Effects of net investment hedges(1)	—	—	—	17	—
Interest rate swaps	—	—	—	—	—
Debt basis adjustment on Long-term borrowings	—	—	—	—	—
Effects of fair value hedges	—	—	—	—	—
Foreign currency forward contracts	10	3	—	—	5
Other derivatives(2)	—	—	33	—	—
Effects of derivatives not designated as hedging instruments	10	3	33	—	5
(1) Changes in fair value related to components other than the spot rate are excluded from effectiveness testing for the three and six months ended June 30, 2024 and 2023.
(2) Other derivatives are primarily comprised of embedded derivatives and derivatives related to equity contracts.
(3) Amounts are inclusive of gains (losses) in Other (income) expense – net in the Condensed Consolidated Statements of Income.
(4) Amount includes $(7) million and $(13) million of interest expense on interest rate derivatives for the three and six months ended June 30, 2024, respectively.

FAIR VALUE MEASUREMENTS.

The following table represents assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
	As of June 30, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$215	$—	$215	$—	$200	$—	$200
Investment securities	26	—	—	26	31	—	—	31
Derivatives	—	72	—	72	—	128	—	128
Liabilities:
Deferred compensation	237	6	—	243	264	5	—	269
Derivatives	—	209	—	209	—	269	—	269
Contingent consideration	—	—	42	42	—	—	44	44

Cash equivalents
As of June 30, 2024 and December 31, 2023, Cash, cash equivalents and restricted cash of $2,015 million and $2,504 million, respectively, included money market funds of $215 million and $200 million, and other cash equivalents of $695 million and $1,023 million, respectively. The carrying values of the other cash equivalents approximate fair value due to their short maturities and are valued using Level 1 or Level 2 inputs.

Deferred compensation
The deferred compensation liabilities as of June 30, 2024 and December 31, 2023 are comprised of market-based obligations indexed to the S&P 500 index fund and GE HealthCare stock in Level 1, and mutual funds in Level 2.

Derivatives
Derivatives are measured at fair value using a discounted cash flow method or option models using interest rates, foreign exchange spot and forward rates and yield curves observable at commonly quoted intervals, implied volatilities, and credit spreads as key inputs. Unobservable inputs relate to our own credit risk which is not significant to the overall measurement of fair value.

Contingent consideration
The contingent consideration liabilities as of June 30, 2024 and December 31, 2023 were recorded in connection with business acquisitions. The contingent consideration is recorded at fair value based on estimates of future cash flows associated with the acquired businesses. To the extent that the valuation of these liabilities is based on inputs that are less observable or not observable in the market, the determination of fair value requires more judgment. Accordingly, the fair value of contingent consideration is classified within Level 3 of the fair value hierarchy.

Non-recurring fair value measurements
Changes in fair value measurements of assets and liabilities measured at fair value on a non-recurring basis, such as equity method investments, equity investments without readily determinable fair value, financing receivables, and long-lived assets, were not material for the six months ended June 30, 2024 and 2023.

Fair value of other financial instruments
The estimated fair value of borrowings as of June 30, 2024 and December 31, 2023 was $9,609 million and $9,959 million, respectively, compared to a carrying value (which includes a reduction for unamortized debt issuance costs and discounts and cumulative basis adjustment) of $9,240 million and $9,442 million, respectively. The fair value of our borrowings includes accrued interest and is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 8, “Borrowings” for further information.

NOTE 13. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES
GUARANTEES.
The Company has off-balance sheet credit exposure through standby letters of credit, bank guarantees, bid bonds, and surety bonds. See Note 8, “Borrowings” for further information.

Following the Spin-Off, which was completed pursuant to a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), the Company had remaining performance guarantees on behalf of GE. Under the Separation and Distribution Agreement, GE was obligated to use reasonable best efforts to replace the Company as the guarantor or terminate all such performance guarantees. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligors, the Company could have been obligated to make payments under the applicable instruments for which GE was obligated to reimburse and indemnify the Company. As of December 31, 2023, the Company’s maximum aggregate exposure, subject to GE reimbursement, was approximately $114 million. In the second quarter of 2024, these remaining performance guarantees were all terminated or replaced.

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

	For the six months ended June 30
	2024	2023
Balance at beginning of period	$192	$193
Current-year provisions	96	102
Expenditures	(112)	(105)
Other changes	(4)	—
Balance at end of period	$172	$190
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

Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. Service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia (the “District Court”) against a number of pharmaceutical and medical device companies, including GE HealthCare and certain affiliates, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint seeks monetary relief and alleges that the defendants provided funding for an Iraqi terrorist organization through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of the plaintiffs’ claims. In January 2022, a panel of the U.S. Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In February 2022, the defendants requested review of the decision by all of the judges on the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”). In February 2023, the D.C. Circuit denied this request. In June 2023, defendants petitioned the Supreme Court to review the D.C. Circuit’s decision. On June 24, 2024, the Supreme Court vacated the D.C. Circuit’s decision and remanded the case to the D.C. Circuit for further consideration in light of Twitter, Inc. v. Taamneh, a separate case decided by the Supreme Court in May 2023. The proceedings in the District Court are currently inactive.

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

Net expenses for restructuring initiatives committed to by management through June 30, 2024 are included in the table below.

Restructuring and Other Activities	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023
Employee termination costs	$17	$15	$42	$25
Facility and other exit costs	5	—	13	1
Asset write-downs	6	4	13	5
Total restructuring and other activities – net	$29	$19	$68	$31

These restructuring initiatives are expected to result in additional expenses of approximately $16 million, to be incurred primarily over the next 12 months, substantially related to employee-related termination benefits and asset write-downs. Restructuring expenses (gains) are recognized within Cost of products, Cost of services, or SG&A, as appropriate, in the Condensed Consolidated Statements of Income.

Liabilities related to restructuring are recognized within Current compensation and benefits, All other current liabilities, Non-current compensation and benefits, and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position and totaled $76 million and $68 million as of June 30, 2024 and December 31, 2023, respectively.

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

Earnings Per Share	For the three months ended June 30		For the six months ended June 30
(In millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income	$435	$433	$823	$816
Net (income) loss attributable to noncontrolling interests	(7)	(15)	(21)	(26)
Net income attributable to GE HealthCare	428	418	802	790
Deemed preferred stock dividend of redeemable noncontrolling interest	—	—	—	(183)
Net income attributable to GE HealthCare common stockholders	$428	$418	$802	$607
Denominator:
Basic weighted-average shares outstanding	457	455	456	455
Dilutive effect of common stock equivalents	3	3	3	3
Diluted weighted-average shares outstanding	459	458	459	458
Basic earnings per share	$0.94	$0.92	$1.76	$1.34
Diluted earnings per share	$0.93	$0.91	$1.75	$1.33
Antidilutive securities(1)	5	4	4	4
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION

Cash, Cash Equivalents, and Restricted Cash	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,997	$2,494
Short-term restricted cash	17	10
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Financial Position	2,015	2,504
Long-term restricted cash(1)	3	2
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Cash Flows	$2,018	$2,506
(1) Long-term restricted cash is recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

Inventories	As of
	June 30, 2024	December 31, 2023
Raw materials	$934	$961
Work in process	102	91
Finished goods	987	908
Inventories(1)	$2,023	$1,960
(1) Certain inventory items are long-term in nature and therefore have been recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

Property, Plant, and Equipment – Net	As of
	June 30, 2024	December 31, 2023
Original cost	$5,207	$5,208
Accumulated depreciation	(3,108)	(3,064)
Right-of-use operating lease assets, net of amortization	359	356
Property, plant, and equipment – net	$2,458	$2,500

All Other Current and Non-Current Assets	As of
	June 30, 2024	December 31, 2023
Prepaid expenses and deferred costs	$218	$147
Financing receivables – net	93	97
Derivative instruments	58	84
Other(1)	68	61
All other current assets	$437	$389
Prepaid pension asset	$742	$716
Equity method and other investments	340	357
Financing receivables – net	172	178
Long-term receivables – net	153	124
Inventories	149	147
Contract and other deferred assets	177	168
Other(2)	178	191
All other non-current assets	$1,913	$1,881
(1) Current Other primarily consists of tax receivables.
(2) Non-current Other primarily consists of indemnity assets associated with separation agreements with GE, capitalized cloud computing software, tax receivables, and derivative instruments.

All Other Current and Non-Current Liabilities	As of
	June 30, 2024	December 31, 2023
Sales allowances and related liabilities	$211	$228
Income and indirect tax liabilities including uncertain tax positions	200	260
Product warranties	172	192
Accrued freight and utilities	115	132
Operating lease liabilities	113	110
Derivative instruments(1)	99	128
Interest payable on borrowings	87	87
Environmental and asset retirement obligations	19	21
Other(2)	331	335
All other current liabilities	$1,348	$1,493
Contract liabilities	$685	$705
Operating lease liabilities	267	273
Environmental and asset retirement obligations	264	265
Income and indirect tax liabilities including uncertain tax positions	194	208
Derivative instruments	108	136
Finance lease obligations	42	38
Sales allowances and related liabilities	23	27
Other(3)	212	225
All other non-current liabilities	$1,796	$1,877
(1) Derivative instruments include the related accrued interest. Refer to Note 12, “Financial Instruments and Fair Value Measurements” for further information.
(2) Current Other primarily consists of miscellaneous accrued costs, dividends payable to stockholders, and contingent consideration liabilities.
(3) Non-current Other primarily consists of miscellaneous accrued costs, contingent consideration liabilities, and indemnity liabilities associated with separation agreements with GE.

SUPPLY CHAIN FINANCE PROGRAMS.

The Company participates in voluntary supply chain finance programs which provide participating suppliers the opportunity to sell their GE HealthCare receivables to third parties at the sole discretion of both the suppliers and the third parties. We evaluate supply chain finance programs to ensure the use of a third-party intermediary to settle our trade payables does not change the nature, existence, amount, or timing of our trade payables and does not provide the Company with any direct economic benefit. If any characteristics of the trade payables change or we receive a direct economic benefit, we reclassify the trade payables as borrowings. In connection with the supply chain finance programs, payment terms normally range from 30 to 180 days, depending on the underlying supplier agreements.

Included within Accounts payable in the Condensed Consolidated Statements of Financial Position as of June 30, 2024 and December 31, 2023 were $393 million and $365 million, respectively, of confirmed supplier invoices that are outstanding and subject to third-party programs.

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

The activity attributable to redeemable noncontrolling interests for the six months ended June 30, 2024 and 2023 is presented below.

Redeemable Noncontrolling Interests	For the six months ended June 30
	2024	2023
Balance at beginning of period	$165	$230
Net income attributable to redeemable noncontrolling interests	16	21
Redemption value adjustments(1)	—	183
Distributions to and exercise of redeemable noncontrolling interests and other(2)	(4)	(225)
Balance at end of period	$177	$209
(1) As of January 3, 2023, certain redeemable noncontrolling interests were probable of becoming redeemable due to the change of control that occurred upon consummation of the Spin-Off. As a result, these redeemable noncontrolling interests were remeasured to their current redemption value. The remeasurement was accounted for as a deemed preferred stock dividend of redeemable noncontrolling interest and recorded as an adjustment to Retained earnings in the Condensed Consolidated Statements of Financial Position.
(2) In the first quarter of 2023, the redeemable noncontrolling interest holder exercised its option redemption provision. The redemption amount of $211 million was paid in the second quarter of 2023.

Other Income (Expense) – Net	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023
Net financing income and investment income (loss)	$—	$—	$(15)	$13
Equity method income (loss)	2	5	3	9
Change in fair value of assumed obligations	(9)	(6)	(17)	(19)
Other items, net(1)	7	15	21	19
Total other income (expense) – net	$1	$14	$(8)	$22
(1) Other items, net primarily consists of lease income and licensing and royalty income for the three and six months ended June 30, 2024, and lease income, gains and losses related to derivatives, and licensing and royalty income for the three and six months ended June 30, 2023.

NOTE 17. RELATED PARTIES AND TRANSITION SERVICES AGREEMENT

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE, including the Transition Services Agreement (“TSA”). These agreements were structured in anticipation of GE’s transaction to separate the GE Vernova business as described in Note 1, “Organization and Basis of Presentation.” Under these agreements, we incurred $45 million, net, and $84 million, net, for the three months ended June 30, 2024 and 2023, respectively, and $98 million, net, and $192 million, net, for the six months ended June 30, 2024 and 2023, respectively. These amounts represent fees charged from GE and GE Vernova to the Company primarily for information technology, human resources, and research and development and is net of fees charged from the Company to GE and GE Vernova for facilities and other shared services. For more information on these agreements, see Note 19, “Related Parties” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Current amounts due from and to GE under the various agreements are recognized within Due from related parties or Due to related parties, as applicable, in the Condensed Consolidated Statements of Financial Position. Non-current amounts due from GE were $70 million and $81 million, and due to GE were $41 million and $33 million, as of June 30, 2024 and December 31, 2023, respectively. These amounts were recognized within All other non-current assets and All other non-current liabilities, respectively, in the Condensed Consolidated Statements of Financial Position and primarily relate to tax and other indemnities. Following its separation from GE, GE Vernova does not meet the definition of a related party; accordingly, amounts as of June 30, 2024 due to and from GE Vernova in accordance with the TSA are excluded from the Due from related parties and Due to related parties financial statement line items and non-current balances disclosed above.

NOTE 18. SUBSEQUENT EVENTS

Effective July 1, 2024, the Image Guided Therapies subsegment, previously part of the Imaging segment, was realigned to the Ultrasound segment to better match its clinical usage and realize stronger business and customer impact by providing the right image guidance in the right care setting. Following this realignment, the Company continues to have four reportable segments. Beginning with the Form 10-Q filing for the period ending September 30, 2024, any historical segment financial information presented will be recast to conform to the new reportable segments structure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provide information management believes to be relevant to understanding the financial condition and results of operations of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) for the three and six months ended June 30, 2024 and 2023. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances; see “Forward-Looking Statements.” Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
On January 3, 2023, the General Electric Company, which now operates as GE Aerospace, (“GE”) completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). For further information regarding the Spin-Off, refer to Note 1, “Organization and Basis of Presentation.”
The following tables are presented in millions of United States (“U.S.”) dollars unless otherwise stated, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows throughout this document may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts.
As of June 30, 2024, GE HealthCare’s operations were organized and managed through four reportable segments: Imaging, Ultrasound, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”) and we evaluated their operating performance using Segment revenues and Segment EBIT.

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
KEY TRENDS AFFECTING RESULTS OF OPERATIONS.
Russia and Ukraine Conflict
We had $126 million and $153 million of assets in, or directly related to, Russia and Ukraine as of June 30, 2024 and December 31, 2023, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $161 million and $155 million from customers in these two countries for the six months ended June 30, 2024 and 2023, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.
We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. In May 2023, the U.S. Department of Commerce implemented expanded measures that required us to obtain a license for the export, re-export, or transfer of specified medical equipment and spare parts to customers in Russia. As of April 29, 2024, this requirement has been modified to permit us to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which is expected to eliminate the need for us to obtain individual U.S. licenses in most cases. The European Union and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. The implementation of these measures affected our ability to supply customers in Russia during the first two quarters of 2024 and the last three quarters of 2023 and will continue to do so as we confirm applicability of the new U.S. License Exception to our transactions and continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we applied, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. The Board, together with management, will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.
China Market
We continue to monitor developments in the market in China. An anti-corruption campaign directed at the healthcare sector, launched last year, is still ongoing. In addition, in March 2024, the government in China announced a new stimulus program (“2024 stimulus”) that includes the healthcare sector and will be implemented through China’s provinces. Both of these factors have contributed to delayed orders and sales in our China business, including in the first half of 2024. We expect the 2024 stimulus program will result in opportunities for our business in China in the longer term, but it has had a short-term impact as provinces develop and announce their plans and customers wait to understand the details of the 2024 stimulus before making purchasing decisions. We expect the effects of the anti-corruption campaign and the delay in China 2024 stimulus to continue to impact our orders and sales in the near term, although we are unable to predict the exact duration or magnitude of the impact. We expect both of these impacts to be temporary, and we believe the focus of government policy in China on expanding access to healthcare will benefit our business in China in the long term.

Tax Valuation Allowances
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by evaluating all available positive and negative evidence. We have a valuation allowance against certain U.S. and foreign deferred tax assets and will release the valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. Depending on our operating results in the future, we may release the valuation allowance associated with our Brazil deferred tax assets within the year. The timing and amount of the valuation allowance release could vary based on our assessment of all available evidence. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and may result in a decrease to income tax expense for the period in which the release is recorded.

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

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented.

Condensed Consolidated Statements of Income	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023
Sales of products	$3,207	$3,213	$6,253	$6,344
Sales of services	1,632	1,604	3,237	3,180
Total revenues	4,839	4,817	9,489	9,524
Cost of products	2,045	2,084	4,012	4,121
Cost of services	792	793	1,574	1,572
Gross profit	2,002	1,940	3,904	3,831
Selling, general, and administrative	1,067	1,072	2,105	2,134
Research and development	327	298	651	568
Total operating expenses	1,395	1,370	2,756	2,702
Operating income	608	570	1,148	1,129
Interest and other financial charges – net	131	137	254	273
Non-operating benefit (income) costs	(101)	(123)	(204)	(238)
Other (income) expense – net	(1)	(14)	8	(22)
Income before income taxes	578	570	1,090	1,116
Benefit (provision) for income taxes	(143)	(137)	(267)	(300)
Net income	435	433	823	816
Net (income) loss attributable to noncontrolling interests	(7)	(15)	(21)	(26)
Net income attributable to GE HealthCare	$428	$418	$802	$790

____________________
*Non-GAAP Financial Measure

TOTAL REVENUES AND RPO.

Revenues by Segment	For the three months ended June 30				For the six months ended June 30
	2024	2023	% change	% organic* change	2024	2023	% change	% organic* change
Segment revenues
Imaging	$2,596	$2,620	(1)%	—%	$5,062	$5,116	(1)%	—%
Ultrasound	823	839	(2)%	(1)%	1,647	1,698	(3)%	(2)%
PCS	772	770	—%	1%	1,519	1,551	(2)%	(2)%
PDx	639	568	12%	14%	1,238	1,126	10%	11%
Other(1)	9	20			24	33
Total revenues	$4,839	$4,817	—%	1%	$9,489	$9,524	—%	—%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services which does not meet the definition of an operating segment.

Revenues by Region	For the three months ended June 30			For the six months ended June 30
	2024	2023	% change	2024	2023	% change
United States and Canada (“USCAN”)	$2,243	$2,139	5%	$4,336	$4,222	3%
Europe, the Middle East, and Africa (“EMEA”)	1,206	1,216	(1)%	2,380	2,384	—%
China region	583	714	(18)%	1,180	1,386	(15)%
Rest of World	807	748	8%	1,592	1,532	4%
Total revenues	$4,839	$4,817	—%	$9,489	$9,524	—%

For the three months ended June 30, 2024
Total revenues were $4,839 million, approximately flat as reported and growing 1% organically*. Sales of services increased 2% or $28 million primarily due to increased pricing, partially offset by a decrease in Sales of products of $6 million following double digit reported product revenue growth in the prior year, which benefited from improved supply chain fulfillment.
The segment revenues were as follows:

•Imaging segment revenues were $2,596 million, decreasing 1% or $24 million following high single digit Organic revenue growth* in the prior year, which benefited from improved supply chain fulfillment, and current year sales impacted by lower volume in China and unfavorable foreign currency impacts;
•Ultrasound segment revenues were $823 million, decreasing 2% or $16 million primarily due to lower sales volume in China and unfavorable foreign currency impacts;
•PCS segment revenues were $772 million, flat to the prior year and growing 1% organically*, following high single digit Organic revenue growth* in the prior year, which benefited from improved fulfillment; and
•PDx segment revenues were $639 million, growing 12% or $71 million with growth in the EMEA and USCAN regions driven by growth in volume, an increase in price, and new product introductions.

The regional revenues were as follows:

•USCAN revenues were $2,243 million, growing 5% or $104 million with growth across all segment revenues, led by double-digit growth in PDx;
•EMEA revenues were $1,206 million, decreasing 1% or $10 million, following high single digit growth in the prior year, with declines in Imaging and PCS revenues largely offset by increases in PDx and Ultrasound revenues;
•China region revenues were $583 million, decreasing 18% or $131 million with declines in all segment revenues following double digit growth in the prior year due to the impact from the 2022 COVID stimulus programs and current year sales impacted by the delayed 2024 stimulus and the ongoing anti-corruption campaign; and
•Rest of World revenues were $807 million, growing 8% or $59 million with growth in Imaging and PCS revenues, partially offset by unfavorable foreign currency impacts.

____________________
*Non-GAAP Financial Measure

For the six months ended June 30, 2024
Total revenues were $9,489 million, flat to the prior year both as reported and organically*. The flat result was due to Sales of products decreasing 1% or $91 million, primarily due to decreased volume following double digit reported product revenue growth in the prior year, partially offset by Sales of services increasing 2% or $57 million driven by increased pricing.
The segment revenues were as follows:

•Imaging segment revenues were $5,062 million, decreasing 1% or $54 million following double digit Organic revenue growth* in the prior year, which benefited from improved supply chain fulfillment, and unfavorable foreign currency impacts;
•Ultrasound segment revenues were $1,647 million, decreasing 3% or $51 million following high single digit Organic revenue growth* in the prior year, with current year impacts from lower sales volume in China and unfavorable foreign currency impacts;
•PCS segment revenues were $1,519 million, decreasing 2% or $32 million primarily due to decreased volume following double digit Organic revenue growth* in the prior year; and
•PDx segment revenues were $1,238 million, growing 10% or $112 million with growth in the EMEA and USCAN regions driven by growth in volume, an increase in price, and new product introductions.

The regional revenues were as follows:

•USCAN revenues were $4,336 million, growing 3% or $114 million with growth in PDx and Imaging revenues;
•EMEA revenues were $2,380 million, approximately flat, following high single digit growth in the prior year, with growth in PDx revenues largely offset by decreases in Imaging and PCS revenues;
•China region revenues were $1,180 million, decreasing 15% or $206 million with declines in all segment revenues following double digit growth in the prior year due to the impact from the 2022 COVID stimulus programs and current year sales impacted by the delayed 2024 stimulus and the ongoing anti-corruption campaign; and
•Rest of World revenues were $1,592 million, growing 4% or $60 million with growth in Imaging and PCS revenues, partially offset by unfavorable foreign currency impacts.

Remaining Performance Obligations	As of
	June 30, 2024	December 31, 2023	% change
Products	$4,648	$4,930	(6)%
Services	9,883	9,725	2%
Total RPO	$14,531	$14,655	(1)%

RPO represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the ability to cancel or terminate without incurring a substantive penalty. RPO as of June 30, 2024 decreased 1% from December 31, 2023, primarily due to fulfillment and cancellations outpacing new contracts, partially offset by the timing of multi-year service contract renewals in USCAN and Rest of World.

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the three months ended June 30					For the six months ended June 30
	2024	% of Total revenues	2023	% of Total revenues	% change	2024	% of Total revenues	2023	% of Total revenues	% change
Operating income	$608	12.6%	$570	11.8%	7%	$1,148	12.1%	$1,129	11.9%	2%
Net income attributable to GE HealthCare	428	8.9%	418	8.7%	2%	802	8.5%	790	8.3%	2%
Adjusted EBIT*	742	15.3%	711	14.8%	4%	1,423	15.0%	1,375	14.4%	3%
Adjusted net income*	459	9.5%	419	8.7%	10%	872	9.2%	807	8.5%	8%

____________________
*Non-GAAP Financial Measure

For the three months ended June 30, 2024

Operating income was $608 million, an increase of $38 million and 70 basis points as a percent of Total revenues. The increase was due to the following factors:

•Gross profit increased $62 million or 110 basis points as a percent of Total revenues primarily due to a reduction in Cost of products sold. Cost of products sold decreased $39 million or 110 basis points as a percent of Sales of products. The decrease as a percent of sales was driven primarily by cost productivity, partially offset by cost inflation. Cost of services sold decreased $1 million or 90 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our service offerings, partially offset by cost inflation. Included in our total cost of revenue as part of our product investment was $102 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $110 million for the prior year comparable period; and
•Total operating expenses increased $25 million due to an increase in Research and Development (“R&D”) investments of $29 million, partially offset by a decrease in Selling, general, and administrative (“SG&A”) expense of $5 million primarily driven by cost saving initiatives, including information technology. As a result, R&D as a percentage of Total revenues increased by 60 basis points while SG&A as a percentage of Total revenues decreased by 20 basis points.

Net income attributable to GE HealthCare and Net income margin were $428 million and 8.9%, an increase of $10 million and 20 basis points, respectively, primarily due to the following factors:

•Operating income increased $38 million, as discussed above;
•Interest and other financial charges – net decreased $6 million primarily driven by lower overall borrowings due to the repayments made on the Term Loan Facility;
•Non-operating benefit income decreased $22 million primarily related to lower amortization of net gains on our pension plans;
•Other income (expense) – net decreased $13 million primarily related to derivatives gains occurring in the prior year; and
•Provision for income taxes increased $6 million primarily due to incremental discrete adjustments in the current year. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $742 million and 15.3%, an increase of $31 million and 60 basis points, respectively, primarily due to an increase in Gross profit, partially offset by investment in R&D.

Adjusted net income* was $459 million, an increase of $40 million primarily due to the increase in Gross profit, partially offset by investment in R&D.

For the six months ended June 30, 2024

Operating income was $1,148 million, an increase of $19 million and 20 basis points as a percent of Total revenues. The increase was due to the following factors:

•Gross profit increased $73 million or 90 basis points as a percent of Total revenues primarily due to a reduction in Cost of products sold. Cost of products sold decreased $109 million or 80 basis points as a percent of Sales of products. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our products, partially offset by cost inflation. Cost of services sold increased $2 million but decreased 80 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our service offerings, partially offset by cost inflation. Included in our total cost of revenue as part of our product investment was $203 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $220 million for the prior year comparable period; and
•Total operating expenses increased $54 million due to an increase in R&D investments of $83 million, partially offset by a decrease in SG&A expense of $29 million primarily driven by cost saving initiatives, including information technology savings. As a result, R&D as a percentage of Total revenues increased by 90 basis points while SG&A as a percentage of Total revenues decreased by 20 basis points.

____________________
*Non-GAAP Financial Measure

Net income attributable to GE HealthCare and Net income margin were $802 million and 8.5%, an increase of $12 million and 20 basis points, respectively, primarily due to the following factors:

•Operating income increased $19 million, as discussed above;
•Interest and other financial charges – net decreased $19 million primarily driven by lower overall borrowings due to the repayments made on the Term Loan Facility;
•Non-operating benefit income decreased $34 million primarily related to lower amortization of net gains on our pension plans;
•Other income (expense) – net decreased $30 million primarily related to lower net financing and investment income and non-repeat derivatives gains in the prior year; and
•Provision for income taxes decreased $33 million primarily due to prior year results impacted by an incremental charge for the accrual of withholding and other foreign taxes due upon future distribution of earnings. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $1,423 million and 15.0%, an increase of $48 million and 60 basis points, respectively, primarily due to an increase in Gross profit, partially offset by investment in R&D.

Adjusted net income* was $872 million, an increase of $65 million primarily due to an increase in Gross profit and the decrease of Interest and other financial charges – net, partially offset by investment in R&D.

RESULTS OF OPERATIONS – SEGMENTS

We exclude from Segment EBIT certain corporate-related expenses and certain transactions or adjustments that our Chief Operating Decision Maker (which is our Chief Executive Officer) considers to be non-operational, such as Interest and other financial charges – net, Benefit (provision) for income taxes, restructuring costs, acquisition and disposition-related benefits (charges), Spin-Off and separation costs, Non-operating benefit (income) costs, gain (loss) on business and asset dispositions, amortization of acquisition-related intangible assets, Net (income) loss attributable to noncontrolling interests, Income (loss) from discontinued operations, net of taxes, and investment revaluation gain (loss). See “Results of Operations” section above for discussion on segment revenue performance.

Segment EBIT	For the three months ended June 30					For the six months ended June 30
	2024	% of segment revenues	2023	% of segment revenues	% change	2024	% of segment revenues	2023	% of segment revenues	% change
Segment EBIT(1)
Imaging	$286	11.0%	$278	10.6%	3%	$526	10.4%	$469	9.2%	12%
Ultrasound	178	21.6%	191	22.8%	(7)%	360	21.9%	398	23.4%	(10)%
PCS	78	10.1%	84	10.9%	(8)%	159	10.5%	193	12.4%	(18)%
PDx	200	31.2%	152	26.8%	31%	378	30.5%	307	27.3%	23%
(1)For additional details regarding Segment EBIT, see Note 3, “Segment Information.”

For the three months ended June 30, 2024

•Imaging Segment EBIT was $286 million, an increase of $8 million due to cost productivity and an increase in price, partially offset by cost inflation;
•Ultrasound Segment EBIT was $178 million, a decrease of $13 million primarily due to lower sales in China and cost inflation, partially offset by cost productivity;
•PCS Segment EBIT was $78 million, a decrease of $6 million due to product mix, with cost productivity offsetting inflation; and
•PDx Segment EBIT was $200 million, an increase of $48 million due to a growth in sales volume, cost productivity, and an increase in price, partially offset by cost inflation.

____________________
*Non-GAAP Financial Measure

For the six months ended June 30, 2024

•Imaging Segment EBIT was $526 million, an increase of $57 million due to cost productivity and an increase in price, partially offset by cost inflation;
•Ultrasound Segment EBIT was $360 million, a decrease of $38 million due to cost inflation and a decrease in sales volume, particularly in China, partially offset by cost productivity;
•PCS Segment EBIT was $159 million, a decrease of $34 million due to cost inflation and a decrease in sales volume, partially offset by cost productivity; and
•PDx Segment EBIT was $378 million, an increase of $71 million due to growth in sales volume, an increase in price, and cost productivity, partially offset by cost inflation and investments.

NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance and our liquidity that we believe will help investors understand our financial condition, cash flows, and operating results, and assess our future prospects. When read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for making financial, operational, and planning decisions. Descriptions of the reported non-GAAP measures are included below.

We report Organic revenue and Organic revenue growth rate to provide management and investors with additional understanding and visibility into the underlying revenue trends of our established, ongoing operations, as well as provide insights into overall demand for our products and services. To calculate these measures, we exclude the effect of acquisitions, dispositions, and foreign currency rate fluctuations.

We report EBIT, Adjusted EBIT, Adjusted EBIT margin, Adjusted net income, and Adjusted earnings per share to provide management and investors with additional understanding of our business by highlighting the results from ongoing operations and the underlying profitability factors, on a normalized basis. To calculate these measures we exclude, and reflect in the detailed reconciliations below, the following adjustments as applicable: Interest and other financial charges - net, Net (income) loss attributable to noncontrolling interests, Non-operating benefit (income) costs, Benefit (provision) for income taxes and certain tax related adjustments, and certain non-recurring and/or non-cash items. We may from time to time consider excluding other non-recurring items to enhance comparability between periods. Adjusted EBIT margin is calculated by taking Adjusted EBIT divided by Total revenues for the same period.

We report Adjusted tax expense and Adjusted ETR to provide investors with a better understanding of the normalized tax rate applicable to our business and provide more consistent comparability across periods. Adjusted tax expense excludes the income tax related to the pre-tax income adjustments included as part of Adjusted net income and certain income tax adjustments, such as adjustments to deferred tax assets or liabilities. We may from time to time consider excluding other non-recurring tax items to enhance comparability between periods. Adjusted ETR is Adjusted tax expense divided by Income before income taxes less the pre-tax income adjustments referenced above.

We report Free cash flow to provide management and investors with an important measure of our ability to generate cash on a normalized basis and provide insight into our flexibility to allocate capital. Free cash flow is Cash from (used for) operating activities including cash flows related to the additions and dispositions of property, plant, and equipment (“PP&E”) and additions of internal-use software. Free cash flow does not represent residual cash flows available for discretionary expenditures, due to the fact that the measure does not deduct the capital required for debt repayments.

Management recognizes that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes. In order to compensate for the discussed limitations, management does not consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with U.S. GAAP. The detailed reconciliations of each non-GAAP financial measure to the most directly comparable U.S. GAAP financial measure are provided below, and no single financial measure should be relied on to evaluate our business.

Organic Revenue*	For the three months ended June 30			For the six months ended June 30
	2024	2023	% change	2024	2023	% change
Imaging revenues	$2,596	$2,620	(1)%	$5,062	$5,116	(1)%
Less: Acquisitions(1)	13	—		13	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(37)	—		(64)	—
Imaging Organic revenue*	$2,620	$2,620	—%	$5,113	$5,116	—%
Ultrasound revenues	$823	$839	(2)%	$1,647	$1,698	(3)%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(8)	—		(13)	—
Ultrasound Organic revenue*	$831	$839	(1)%	$1,659	$1,698	(2)%
PCS revenues	$772	$770	—%	$1,519	$1,551	(2)%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(2)	—		(4)	—
PCS Organic revenue*	$775	$770	1%	$1,523	$1,551	(2)%
PDx revenues	$639	$568	12%	$1,238	$1,126	10%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(7)	—		(8)	—
PDx Organic revenue*	$646	$568	14%	$1,246	$1,126	11%
Other revenues	$9	$20	(53)%	$24	$33	(27)%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	—	—		—	—
Other Organic revenue*	$9	$20	(53)%	$24	$33	(27)%
Total revenues	$4,839	$4,817	—%	$9,489	$9,524	—%
Less: Acquisitions(1)	13	—		14	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(54)	—		(89)	—
Organic revenue*	$4,881	$4,817	1%	$9,565	$9,524	—%

(1)	Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction.
(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

____________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the three months ended June 30			For the six months ended June 30
	2024	2023	% change	2024	2023	% change
Net income attributable to GE HealthCare	$428	$418	2%	$802	$790	2%
Add: Interest and other financial charges – net	131	137		254	273
Add: Non-operating benefit (income) costs	(101)	(123)		(204)	(238)
Less: Benefit (provision) for income taxes	(143)	(137)		(267)	(300)
Less: Net (income) loss attributable to noncontrolling interests	(7)	(15)		(21)	(26)
EBIT*	$608	$584	4%	$1,140	$1,151	(1)%
Add: Restructuring costs(1)	29	19		68	31
Add: Acquisition and disposition-related charges (benefits)(2)	(3)	(2)		(3)	(1)
Add: Spin-Off and separation costs(3)	67	72		126	130
Add: (Gain) loss on business and asset dispositions(4)	—	—		—	—
Add: Amortization of acquisition-related intangible assets	35	32		66	63
Add: Investment revaluation (gain) loss(5)	6	6		26	1
Adjusted EBIT*	$742	$711	4%	$1,423	$1,375	3%
Net income margin	8.9%	8.7%	20 bps	8.5%	8.3%	20 bps
Adjusted EBIT margin*	15.3%	14.8%	60 bps	15.0%	14.4%	60 bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
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

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.

Adjusted Net Income*	For the three months ended June 30			For the six months ended June 30
	2024	2023	% change	2024	2023	% change
Net income attributable to GE HealthCare	$428	$418	2%	$802	$790	2%
Add: Non-operating benefit (income) costs	(101)	(123)		(204)	(238)
Add: Restructuring costs(1)	29	19		68	31
Add: Acquisition and disposition-related charges (benefits)(2)	(3)	(2)		(3)	(1)
Add: Spin-Off and separation costs(3)	67	72		126	130
Add: (Gain) loss on business and asset dispositions(4)	—	—		—	—
Add: Amortization of acquisition-related intangible assets	35	32		66	63
Add: Investment revaluation (gain) loss(5)	6	6		26	1
Add: Tax effect of reconciling items	(1)	(3)		(10)	1
Add: Certain tax adjustments(6)	—	—		—	30
Adjusted net income*	$459	$419	10%	$872	$807	8%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
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

____________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the three months ended June 30			For the six months ended June 30
(In dollars, except shares outstanding presented in millions)	2024	2023	$ change	2024	2023	$ change
Diluted earnings per share	$0.93	$0.91	$0.02	$1.75	$1.33	$0.42
Add: Deemed preferred stock dividend of redeemable noncontrolling interest	—	—		—	0.40
Add: Non-operating benefit (income) costs	(0.22)	(0.27)		(0.44)	(0.52)
Add: Restructuring costs(1)	0.06	0.04		0.15	0.07
Add: Acquisition and disposition-related charges (benefits)(2)	(0.01)	(0.00)		(0.01)	(0.00)
Add: Spin-Off and separation costs(3)	0.15	0.16		0.28	0.28
Add: (Gain) loss on business and asset dispositions(4)	—	—		—	—
Add: Amortization of acquisition-related intangible assets	0.08	0.07		0.14	0.14
Add: Investment revaluation (gain) loss(5)	0.01	0.01		0.06	0.00
Add: Tax effect of reconciling items	(0.00)	(0.01)		(0.02)	0.00
Add: Certain tax adjustments(6)	—	—		—	0.07
Adjusted earnings per share*	$1.00	$0.92	$0.09	$1.90	$1.76	$0.14
Diluted weighted-average shares outstanding	459	458		459	458

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
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

Adjusted Tax Expense* and Adjusted ETR*	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023
Benefit (provision) for income taxes	$(143)	$(137)	$(267)	$(300)
Add: Tax effect of reconciling items	(1)	(3)	(10)	1
Add: Certain tax adjustments(1)	—	—	—	30
Adjusted tax expense*	$(144)	$(140)	$(277)	$(269)
Effective tax rate	24.7%	24.0%	24.5%	26.9%
Adjusted effective tax rate*	23.6%	24.4%	23.7%	24.4%

(1)
Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of the Company’s foreign subsidiaries for which the Company is no longer permanently reinvested and the impact of adjusting deferred tax assets and liabilities to stand-alone GE HealthCare tax rates.

Free Cash Flow*	For the six months ended June 30
	2024	2023	% change
Cash from (used for) operating activities	$300	$401	(25)%
Add: Additions to PP&E and internal-use software	(209)	(213)
Add: Dispositions of PP&E	—	1
Free cash flow*	$92	$189	(51)%

____________________
*Non-GAAP Financial Measure

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, our Cash, cash equivalents, and restricted cash balance in the Condensed Consolidated Statements of Financial Position was $2,015 million. We have historically generated positive cash flows from operating activities. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 8, “Borrowings.”

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the six months ended June 30
	2024	2023
Cash from (used for) operating activities	$300	$401
Cash from (used for) investing activities	(537)	(350)
Cash from (used for) financing activities	(210)	446
Free cash flow*	92	189

Operating Activities
Cash generated from operating activities in the six months ended June 30, 2024 was $300 million and included Net income of $823 million, non-cash charges primarily for depreciation and amortization of $297 million, and $820 million in outflows from incremental changes in assets and liabilities, primarily driven by compensation and benefit payments, company-funded benefit payments for postretirement benefit plans, and an increase in inventories mainly due to inventory build to meet higher demand in the second half of the year.

Cash generated from operating activities in the six months ended June 30, 2023 was $401 million and included Net income of $816 million, non-cash charges primarily for depreciation and amortization of $313 million, and $728 million in outflows from incremental changes in assets and liabilities, primarily driven by company funded benefit payments for postretirement benefit plans, an increase in inventories mainly due to inventory build to meet higher demand in the second half of the year, and compensation and benefit payments.

Investing Activities
Cash used for investing activities in the six months ended June 30, 2024 was $537 million and primarily included purchases of businesses, net of cash acquired, of $259 million related to MIM Software Inc. (“MIM Software”), and additions to PP&E of $209 million related mostly to manufacturing capacity expansion and new product introductions. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the MIM Software acquisition.

Cash used for investing activities in the six months ended June 30, 2023 was $350 million and primarily included additions to PP&E of $213 million related mostly to new product introductions, manufacturing capacity expansion, and purchases of businesses, net of cash acquired, of $147 million primarily related to Caption Health, Inc.

Financing Activities
Cash used for financing activities in the six months ended June 30, 2024 was $210 million and primarily included a repayment of $150 million of our outstanding Term Loan Facility.

Cash generated from financing activities in the six months ended June 30, 2023 was $446 million and primarily included $2,000 million of newly issued debt, partially offset by $1,317 million of transfers to GE, and $211 million of Redemption of noncontrolling interests.

Free cash flow*
Free cash flow* was $92 million for the six months ended June 30, 2024 and primarily included $300 million of cash generated from operating activities, partially offset by $209 million of cash used for additions to PP&E.

Free cash flow* was $189 million for the six months ended June 30, 2023 and primarily included $401 million of cash generated from operating activities, partially offset by $213 million of cash used for additions to PP&E.

Capital Expenditures
Cash used for capital expenditures was $209 million and $213 million for the six months ended June 30, 2024 and 2023, respectively. Capital expenditures were primarily for manufacturing capacity expansion, new product introductions, and equipment and tooling for new and existing products.
____________________
*Non-GAAP Financial Measure

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease, debt, and other commitments are provided in Note 7, “Leases,” Note 9, “Borrowings,” and Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We have material cash requirements related to our pension obligations as described in Note 9, “Postretirement Benefit Plans.” Additionally, on April 1, 2024, we funded the acquisition of MIM Software with cash on hand. Further information regarding this acquisition is provided in Note 7, “Acquisitions, Goodwill, and Other Intangible Assets.”

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt is supported by cash flows from our operations. As of June 30, 2024, we had $9,240 million of total debt compared to $9,442 million as of December 31, 2023. The decrease in debt was mainly driven by a repayment of $150 million of the outstanding Term Loan Facility in the first quarter of 2024. As of June 30, 2024, there were $1,000 million of senior notes due in November 2024 recognized within Short-term borrowings in our Condensed Consolidated Statements of Financial Position.

The weighted average interest rate for the Notes and our Credit Facilities for the six months ended June 30, 2024 was 6.08%. We had no principal debt repayments on the Notes for the six months ended June 30, 2024.

In addition to the Term Loan Facility, our credit facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $2,500 million expiring in January 2028, and a 364-day senior unsecured revolving facility that provides borrowings of up to $1,000 million expiring in December 2024. As of June 30, 2024, there were no outstanding borrowings on either of the two revolving facilities.

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens securing debt, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted leverage ratio. As of June 30, 2024, we were in compliance with the covenant requirements, including the maximum consolidated net leverage ratio.

For additional details on debt and credit facilities, see Note 8, “Borrowings.”

Access to Capital and Credit Ratings
In connection with the Spin-Off, we accessed the capital markets and raised $10,250 million of debt by issuing $8,250 million of senior unsecured notes in November 2022, and completed a drawdown of the Term Loan Facility of $2,000 million in January 2023. In addition, we arranged $3,500 million of revolving credit facilities to further support our liquidity needs. We plan to continue to rely on capital markets, and we expect to have access to credit facilities to fund our operations. The cost and availability of debt financing will be influenced by our credit ratings and market conditions. Moody’s Investors Service (“Moody’s”), Standard and Poor’s Global Ratings (“S&P”), and Fitch Ratings (“Fitch”) currently issue ratings on our long-term debt. Our credit ratings as of July 24, 2024 are set forth in the table below.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting standards, see Note 1, “Organization and Basis of Presentation.”

CRITICAL ACCOUNTING ESTIMATES

Management believes that there have been no significant changes during the six months ended June 30, 2024 to the items that we disclosed as our critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended June 30, 2024, the Company continued to exit from various transition service agreements with GE, primarily related to IT systems that impact financial reporting. Consequently, responsibility for execution of related internal controls transferred to the Company, including general IT controls in connection with IT environment changes. Other than those discussed in the preceding sentences, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
101
The following materials from GE HealthCare Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL (eXtensible Business Reporting Language); (1) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023; (2) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023; (3) Condensed Consolidated Statements of Financial Position as of June 30, 2024 and December 31, 2023; (4) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and 2023; (5) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE HealthCare Technologies Inc.
(Registrant)

July 31, 2024	/s/ George A. Newcomb
Date	George A. Newcomb, Controller & Chief Accounting Officer (authorized signatory)