Form 10-Q
period 2024-09-30
GE HealthCare Technologies Inc.
filed 2024-10-30
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 456,872,979 shares of common stock with a par value of $0.01 per share outstanding as of October 23, 2024.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business; financial performance, financial condition, and results of operations, including revenue, revenue growth, profit, taxes, earnings per share, and cash flows; the impacts of macroeconomic and market conditions and volatility on our business operations, financial results, and financial position and on supply chains and the world economy; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management; the Russia and Ukraine conflict; our operations as a stand-alone company; and risks related to foreign currency exchange, interest rates, and commodity price volatility. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; our ability to successfully complete strategic transactions; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; demand for our products, services, or solutions and factors that affect that demand; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; changes in third-party and government reimbursement processes, rates, contractual relationships, and mix of public and private payers, including related to government shutdowns; the delayed China stimulus and the ongoing anti-corruption campaign; our ability to attract and/or retain key personnel and qualified employees; global geopolitical and economic instability, including as a result of the conflict between Ukraine and Russia, the conflict in the Middle East, and the actions in the Red Sea region; public health crises, epidemics, and pandemics, and their effects on our business; maintenance and protection of our intellectual property rights, as well as maintenance of successful research and development efforts with respect to commercially successful products and technologies; the impact of potential information technology (“IT”), cybersecurity, or data security breaches; compliance with the various legal, regulatory, tax, privacy, and other laws to which we are subject, such as the Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws globally, and related changes, claims, inquiries, investigations, or actions; our ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; the impacts related to our increasing focus on and investment in cloud, edge, artificial intelligence, and software offerings; the impact of potential product liability claims; environmental, social, and governance matters; our ability to operate effectively as an independent, publicly traded company; and our level of indebtedness, as well as our general ability to comply with covenants under our debt instruments, and any related effect on our business. Please also see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the United States Securities and Exchange Commission (“SEC”) and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Condensed Consolidated Statements of Income (Unaudited)
	For the three months ended September 30		For the nine months ended September 30
(In millions, except per share amounts)	2024	2023	2024	2023
Sales of products	$3,201	$3,186	$9,454	$9,530
Sales of services	1,662	1,636	4,899	4,816
Total revenues	4,863	4,822	14,353	14,346
Cost of products	2,033	2,076	6,045	6,197
Cost of services	805	811	2,378	2,383
Gross profit	2,026	1,935	5,930	5,766
Selling, general, and administrative	1,034	996	3,139	3,130
Research and development	316	322	967	890
Total operating expenses	1,350	1,318	4,106	4,020
Operating income	676	617	1,824	1,746
Interest and other financial charges – net	130	138	383	411
Non-operating benefit (income) costs	(102)	(94)	(306)	(332)
Other (income) expense – net	(9)	(63)	(1)	(85)
Income from continuing operations before income taxes	658	636	1,747	1,752
Benefit (provision) for income taxes	(168)	(250)	(435)	(550)
Net income from continuing operations	490	386	1,312	1,202
Income (loss) from discontinued operations, net of taxes	—	(4)	—	(4)
Net income	490	382	1,312	1,198
Net (income) loss attributable to noncontrolling interests	(19)	(7)	(40)	(33)
Net income attributable to GE HealthCare	470	375	1,272	1,165
Deemed preferred stock dividend of redeemable noncontrolling interest	—	—	—	(183)
Net income attributable to GE HealthCare common stockholders	$470	$375	$1,272	$982

Earnings per share from continuing operations attributable to GE HealthCare common stockholders:
Basic	$1.03	$0.83	$2.79	$2.17
Diluted	1.02	0.83	2.77	2.16
Earnings per share attributable to GE HealthCare common stockholders:
Basic	$1.03	$0.82	$2.79	$2.16
Diluted	1.02	0.82	2.77	2.15
Weighted-average number of shares outstanding:
Basic	457	455	456	455
Diluted	459	458	459	458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	For the three months ended September 30		For the nine months ended September 30
(In millions, net of tax)	2024	2023	2024	2023
Net income attributable to GE HealthCare	$470	$375	$1,272	$1,165
Net income (loss) attributable to noncontrolling interests	19	7	40	33
Net income	490	382	1,312	1,198
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	177	(143)	70	(84)
Pension and Other Postretirement Plans – net of taxes	(67)	(264)	(138)	(346)
Cash flow hedges – net of taxes	(36)	22	(12)	(7)
Other comprehensive income (loss)	74	(385)	(80)	(437)
Comprehensive income (loss)	563	(3)	1,232	761
Less: Comprehensive income (loss) attributable to noncontrolling interests	19	(28)	40	(2)
Comprehensive income attributable to GE HealthCare	$544	$25	$1,192	$763

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
	As of
(In millions, except share and per share amounts)	September 30, 2024	December 31, 2023
Cash, cash equivalents, and restricted cash	$3,568	$2,504
Receivables – net of allowances of $104 and $98	3,418	3,525
Due from related parties	6	32
Inventories	2,124	1,960
Contract and other deferred assets	1,046	1,000
All other current assets	476	389
Current assets	10,638	9,410
Property, plant, and equipment – net	2,539	2,500
Goodwill	13,138	12,936
Other intangible assets – net	1,132	1,253
Deferred income taxes	4,309	4,474
All other non-current assets	2,098	1,881
Total assets	$33,855	$32,454
Short-term borrowings	$1,007	$1,006
Accounts payable	2,911	2,947
Due to related parties	7	99
Contract liabilities	1,915	1,918
Current compensation and benefits	1,422	1,518
All other current liabilities	1,409	1,493
Current liabilities	8,670	8,981
Long-term borrowings	9,306	8,436
Non-current compensation and benefits	5,388	5,782
Deferred income taxes	59	68
All other non-current liabilities	1,920	1,877
Total liabilities	25,343	25,144
Commitments and contingencies
Redeemable noncontrolling interests	177	165
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 457,144,443 shares issued as of September 30, 2024; 455,342,290 shares issued as of December 31, 2023	5	5
Treasury stock, at cost, 291,053 shares as of September 30, 2024 and 0 shares as of December 31, 2023	(25)	—
Additional paid-in capital	6,551	6,493
Retained earnings	2,558	1,326
Accumulated other comprehensive income (loss) – net	(771)	(691)
Total equity attributable to GE HealthCare	8,317	7,133
Noncontrolling interests	18	12
Total equity	8,335	7,145
Total liabilities, redeemable noncontrolling interests, and equity	$33,855	$32,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock		Treasury stock
(In millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of June 30, 2024	457	$5	—	$—	$6,540	$2,101	$(845)	$16	$7,817
Issuance of shares under equity awards, net of shares withheld for taxes and other	—	—	—	(25)	(10)	—	—	—	(35)
Net income attributable to GE HealthCare	—	—	—	—	—	470	—	—	470
Dividends declared ($0.03 per common share)	—	—	—	—	—	(14)	—	—	(14)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	74	—	74
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Share-based compensation	—	—	—	—	21	—	—	—	21
Balances as of September 30, 2024	457	$5	—	$(25)	$6,551	$2,558	$(771)	$18	$8,335

	Common stock
(In millions)	Shares	Amount	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of June 30, 2023	455	$5	$6,451	$576	$—	$70	$12	$7,114
Issuance of shares under equity awards, net of shares withheld for taxes and other	—	—	(11)	—	—	—	—	(11)
Net income attributable to GE HealthCare	—	—	—	375	—	—	—	375
Dividends declared ($0.03 per common share)	—	—	—	(14)	—	—	—	(14)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	(350)	—	(350)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Share-based compensation	—	—	29	—	—	—	—	29
Balances as of September 30, 2023	455	$5	$6,469	$937	$—	$(280)	$11	$7,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common stock		Treasury stock
(In millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2023	455	$5	—	$—	$6,493	$1,326	$(691)	$12	$7,145
Issuance of shares under equity awards, net of shares withheld for taxes and other	2	—	—	(25)	(34)	—	—	—	(59)
Net income attributable to GE HealthCare	—	—	—	—	—	1,272	—	—	1,272
Dividends declared ($0.09 per common share)	—	—	—	—	—	(41)	—	—	(41)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	(80)	—	(80)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	6	6
Share-based compensation	—	—	—	—	92	—	—	—	92
Balances as of September 30, 2024	457	$5	—	$(25)	$6,551	$2,558	$(771)	$18	$8,335

	Common stock
(In millions)	Shares	Amount	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2022	—	$—	$—	$—	$11,235	$(1,878)	$5	$9,362
Net transfers from GE, including Spin-Off-related adjustments	—	—	—	—	(4,842)	2,000	2	(2,840)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	454	5	6,388	—	(6,393)	—	—	—
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	—	—	—	—	—	—
Net income attributable to GE HealthCare	—	—	—	1,165	—	—	—	1,165
Dividends declared ($0.09 per common share)	—	—	—	(41)	—	—	—	(41)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	(402)	—	(402)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	4	4
Share-based compensation	—	—	81	—	—	—	—	81
Changes in equity due to redemption value adjustments on redeemable noncontrolling interests	—	—	—	(187)	—	—	—	(187)
Balances as of September 30, 2023	455	$5	$6,469	$937	$—	$(280)	$11	$7,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended September 30
(In millions)	2024	2023
Net income	$1,312	$1,198
Less: Income (loss) from discontinued operations, net of taxes	—	(4)
Net income from continuing operations	$1,312	$1,202
Adjustments to reconcile Net income from continuing operations to Cash from (used for) operating activities
Depreciation of property, plant, and equipment	203	188
Amortization of intangible assets	237	278
Gain on fair value remeasurement of contingent consideration	(19)	(17)
Net periodic postretirement benefit plan (income) expense	(271)	(291)
Postretirement plan contributions	(257)	(259)
Share-based compensation	92	81
Provision for income taxes	435	550
Cash paid during the year for income taxes	(375)	(375)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	83	(82)
Due from related parties	24	9
Inventories	(157)	(85)
Contract and other deferred assets	(33)	(75)
Accounts payable	3	(93)
Due to related parties	(72)	(87)
Contract liabilities	(25)	69
Current compensation and benefits	(97)	37
All other operating activities - net	(41)	1
Cash from (used for) operating activities – continuing operations	1,042	1,051
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(299)	(293)
Dispositions of property, plant, and equipment	—	1
Purchases of businesses, net of cash acquired	(259)	(147)
Purchases of investments	(33)	(21)
All other investing activities - net	(83)	(10)
Cash from (used for) investing activities – continuing operations	(674)	(470)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	—	(9)
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	994	2,020
Repayments and other reductions (maturities longer than 90 days)	(162)	(9)
Dividends paid to stockholders	(41)	(28)
Redemption of noncontrolling interests	—	(211)
Net transfers (to) from GE	—	(1,317)
Proceeds from stock issued under employee benefit plans	31	31
Taxes paid related to net share settlement of equity awards	(90)	(31)
All other financing activities - net	(28)	(24)
Cash from (used for) financing activities – continuing operations	704	422
Cash from (used for) operating activities – discontinued operations	(4)	—
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	(2)	(34)
Increase (decrease) in cash, cash equivalents, and restricted cash	1,066	969
Cash, cash equivalents, and restricted cash at beginning of year	2,506	1,451
Cash, cash equivalents, and restricted cash as of September 30	$3,572	$2,420

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(339)	$(318)
Non-cash investing activities
Acquired but unpaid property, plant, and equipment	$72	$80
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

On January 3, 2023, the General Electric Company, which now operates as GE Aerospace (“GE”), completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). The Spin-Off was completed through a distribution of approximately 80.1% of the Company’s outstanding common stock to holders of record of GE’s common stock as of the close of business on December 16, 2022 (the “Distribution”), which resulted in the issuance of approximately 454 million shares of common stock. Prior to the Distribution, the Company issued 100 shares of common stock in exchange for $1.00, all of which were held by GE as of December 31, 2022. As a result of the Distribution, the Company became an independent public company. On April 2, 2024, GE completed the separation of its GE Vernova business into an independent publicly traded company. As of September 30, 2024, GE’s beneficial ownership was approximately 2.9% of the Company’s outstanding common stock.

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

The condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Operating results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The December 31, 2023 period presented on the Condensed Consolidated Statement of Financial Position was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Tables throughout this document are presented in millions of U.S. dollars unless otherwise stated and certain columns and rows may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts.

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation, which provides additional detail to readers of the financial statements. Amounts related to current compensation and benefit obligations that were previously reported within the All other current liabilities and All other operating activities lines on the Condensed Consolidated Statements of Financial Position and Statements of Cash Flows, respectively, have been reclassified to separate lines on the respective financial statements. Additionally on the Condensed Consolidated Statements of Cash Flows, amounts related to purchase of investments previously reported within All other investing activities, and amounts related to equity award activity previously reported within All other financing activities, have been reclassified to separate lines.

Effective July 1, 2024, Image Guided Therapies (“IGT”), previously part of the Imaging segment, was realigned to the Ultrasound segment to better match its clinical usage and realize stronger business and customer impact by providing the right image guidance in the right care setting. The Ultrasound segment was subsequently renamed Advanced Visualization Solutions (“AVS”). Following this realignment, the Company continues to have four reportable segments: Imaging, AVS, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”). These segments have been identified based on the nature of the products sold and how the Company manages its operations. Historical segment financial information presented within this report has been recast to conform to the new reportable segments structure. See Note 3, “Segment Information” for more information.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect that ASU 2023-07 will have on our financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect that ASU 2023-09 will have on our financial statement disclosures.

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

Contract and Other Deferred Assets	As of
	September 30, 2024	December 31, 2023
Contract assets	$685	$600
Other deferred assets	361	400
Contract and other deferred assets	1,046	1,000
Non-current contract assets(1)	93	72
Non-current other deferred assets(1)	96	96
Total contract and other deferred assets	$1,235	$1,168
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

As of September 30, 2024 and December 31, 2023, contract liabilities were approximately $2,619 million and $2,623 million, respectively, of which the non-current portion of $704 million and $705 million, respectively, was recognized in All other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $1,381 million and $1,357 million for the nine months ended September 30, 2024 and 2023, respectively.

REMAINING PERFORMANCE OBLIGATIONS.
RPO represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the right to cancel or terminate without incurring a substantive penalty. As of September 30, 2024, the aggregate amount of the contracted revenues allocated to our unsatisfied performance obligations was $14,563 million. We expect to recognize revenue as we satisfy our RPO as follows: (1) product-related RPO of $4,808 million of which 98% is expected to be recognized within two years, and the remaining thereafter; and (2) services-related RPO of $9,756 million of which 64% and 91% are expected to be recognized within two years and five years, respectively, and the remaining thereafter.

NOTE 3. SEGMENT INFORMATION

Effective July 1, 2024, Image Guided Therapies, previously part of the Imaging segment, was realigned to the Ultrasound segment to better match its clinical usage and realize stronger business and customer impact by providing the right image guidance in the right care setting. The Ultrasound segment was subsequently renamed Advanced Visualization Solutions. The AVS segment has a portfolio that serves customers across two core areas: Specialized Ultrasound and Procedural Guidance. Specialized Ultrasound includes Radiology, Primary Care and Point of Care, and Women’s Health Ultrasound. Procedural Guidance includes Cardiovascular and Interventional Solutions, and Surgical Innovations. Under the new structure, IGT is reported within the Procedural Guidance business in AVS. Historical segment financial information presented within this report has been recast to conform to the new reportable segments structure.

Following this realignment, the Company continues to have four reportable segments: Imaging, AVS, PCS, and PDx. These segments have been identified based on the nature of the products sold and how the Company manages its operations. We have not aggregated any of our operating segments to form reportable segments.

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

Total Revenues by Segment	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023
Total Imaging	$2,229	$2,236	$6,462	$6,552
AVS:
Procedural Guidance	647	641	1,967	1,938
Specialized Ultrasound	569	573	1,725	1,774
Total AVS	1,216	1,214	3,692	3,712
PCS:
Monitoring Solutions	556	573	1,621	1,688
Life Support Solutions	223	191	677	627
Total PCS	779	764	2,298	2,315
Total PDx	625	589	1,862	1,715
Other(1)	15	19	39	52
Total revenues	$4,863	$4,822	$14,353	$14,346
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services (“HFS”) which does not meet the definition of an operating segment.

Segment EBIT	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023
Segment EBIT
Imaging	$287	$243	$660	$566
AVS	232	254	744	798
PCS	82	80	241	273
PDx	193	166	571	473
Other(1)	1	1	2	9
	795	744	2,217	2,119
Restructuring costs	(22)	(3)	(90)	(34)
Acquisition and disposition-related benefits (charges)	4	14	7	15
Gain (loss) on business and asset dispositions	(1)	—	—	—
Spin-Off and separation costs	(56)	(45)	(182)	(175)
Amortization of acquisition-related intangible assets	(34)	(32)	(100)	(95)
Investment revaluation gain (loss)	(1)	2	(26)	1
Interest and other financial charges – net	(130)	(138)	(383)	(411)
Non-operating benefit income (costs)	102	94	306	332
Income before income taxes	$658	$636	$1,747	$1,752
(1) Financial information not presented within the reportable segments, shown within the Other category, primarily represents HFS which does not meet the definition of an operating segment.

NOTE 4. RECEIVABLES

Current Receivables	As of
	September 30, 2024	December 31, 2023
Current customer receivables(1)	$3,265	$3,339
Non-income based tax receivables	139	166
Other sundry receivables	119	118
Current sundry receivables	257	284
Allowance for credit losses	(104)	(98)
Total current receivables – net	$3,418	$3,525
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to current customer receivables. Balances related to chargebacks were $135 million and $144 million as of September 30, 2024 and December 31, 2023, respectively.

Long-Term Receivables	As of
	September 30, 2024	December 31, 2023
Long-term customer receivables	$72	$55
Non-income based tax receivables	23	26
Other sundry receivables	102	73
Long-term sundry receivables	125	99
Allowance for credit losses	(30)	(30)
Total long-term receivables – net(1)	$167	$124
(1) Long-term receivables are recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

NOTE 5. FINANCING RECEIVABLES

	As of
	September 30, 2024	December 31, 2023
Loans receivable, at amortized cost	$23	$29
Investment in financing leases, net of deferred income	74	71
Allowance for credit losses	(3)	(3)
Current financing receivables – net(1)	94	97
Loans receivable, at amortized cost	32	37
Investment in financing leases, net of deferred income	151	146
Allowance for credit losses	(5)	(5)
Non-current financing receivables – net(1)	$178	$178
(1) Current financing receivables and non-current financing receivables are recognized within All other current assets and All other non-current assets, respectively, in the Condensed Consolidated Statements of Financial Position.

As of September 30, 2024, 4%, 4%, and 4% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2023, 5%, 5%, and 6% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 6. LEASES

Operating lease liabilities recognized within All other current liabilities and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position were $378 million and $383 million as of September 30, 2024 and December 31, 2023, respectively. The total lease expense related to our operating lease portfolio was $70 million and $54 million for the three months ended September 30, 2024 and 2023, respectively, and $189 million and $167 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Caption Health
On February 17, 2023, the Company acquired 100% of the stock of Caption Health, Inc. (“Caption Health”) for $127 million of upfront payment, $10 million of future holdback payment, and potential earn-out payments valued at $13 million based primarily on various milestones and sales targets. This transaction was accounted for as a business combination. The preliminary purchase price allocation resulted in goodwill of $94 million, intangible assets of $60 million, and deferred tax liabilities of $3 million. The purchase price allocation for Caption Health was finalized in the first quarter of 2024 without material adjustments. The goodwill associated with the acquired business is non-deductible for tax purposes and is reported in the AVS segment. Caption Health is an AI company whose technology expands access to AI-guided ultrasound screening for novice users.

GOODWILL.

As discussed in Note 3, “Segment Information”, effective in the third quarter of 2024, the Company (1) reorganized its operations and moved responsibility for and reporting of IGT from the Imaging segment to the Ultrasound Segment and (2) renamed the Ultrasound segment the AVS segment. This resulted in a $1,031 million increase in the Company’s allocation of goodwill to its AVS segment and a corresponding decrease in the goodwill allocated to the Imaging segment. The Company allocated goodwill to its new reporting units using a relative fair value approach.

	Imaging	AVS	PCS	PDx	Total
Balance at December 31, 2023	$4,431	$3,933	$2,038	$2,534	$12,936
Reallocation	(1,031)	1,031	—	—	—
Acquisitions	195	—	—	—	195
Foreign currency exchange and other	2	3	1	—	6
Balance at September 30, 2024	$3,598	$4,967	$2,039	$2,534	$13,138

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In connection with the change in reportable segments in the third quarter of 2024, the Company evaluated the goodwill of our Imaging and AVS reporting units for impairment before and after the segment realignment. There were no impairments identified as part of these assessments. In addition, with respect to the PCS and PDx reporting units, we did not identify any events or circumstances that required an interim impairment test since the last annual impairment testing date.

OTHER INTANGIBLE ASSETS.

Intangible assets decreased during the nine months ended September 30, 2024, primarily as a result of amortization, partially offset by additions related to the acquisition of MIM Software. Substantially all of our intangible assets are subject to amortization. Amortization expense was $77 million and $89 million for the three months ended September 30, 2024 and 2023, respectively, and $237 million and $278 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 8. BORROWINGS

The Company’s borrowings include the following senior unsecured notes and credit agreements:

Senior Unsecured Notes
The Company’s borrowings include $9,250 million aggregate principal amount of senior unsecured notes in seven series with maturity dates ranging from 2024 through 2052 (collectively, the “Notes”). This includes $1,000 million aggregate principal amount of 4.800% senior unsecured notes due in 2029 issued by the Company in the third quarter of 2024. Refer to the table below for further information about the Notes.

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

There were no outstanding amounts under the five-year revolving credit facility and 364-day revolving credit facility, and there was $1,000 million and $1,150 million outstanding on the Term Loan Facility as of September 30, 2024 and December 31, 2023, respectively.

In the first quarter of 2024, we repaid $150 million of the Term Loan Facility and had no principal debt repayments on the Notes in the nine months ended September 30, 2024.

Borrowings Composition	As of
	September 30, 2024	December 31, 2023
5.550% senior notes due November 15, 2024	$1,000	$1,000
5.600% senior notes due November 15, 2025	1,500	1,500
5.650% senior notes due November 15, 2027	1,750	1,750
4.800% senior notes due August 14, 2029	1,000	—
5.857% senior notes due March 15, 2030	1,250	1,250
5.905% senior notes due November 22, 2032	1,750	1,750
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Term Loan Facility due January 2, 2026	1,000	1,150
Other	42	52
Total principal debt issued	10,292	9,452
Less: Unamortized debt issuance costs and discounts	36	35
Add: Cumulative basis adjustment for fair value hedges	57	25
Total borrowings	10,312	9,442
Less: Short-term borrowings(1)	1,007	1,006
Long-term borrowings	$9,306	$8,436
(1) Short-term borrowings as of September 30, 2024 and December 31, 2023 includes $1,004 million and $1,002 million, respectively, related to the current portion of our long-term borrowings, net of unamortized debt issuance costs and discounts.

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of September 30, 2024 and December 31, 2023, the Company had bank guarantees and surety bonds of approximately $801 million and $751 million, respectively, related to certain commercial contracts. Additionally, we have issued approximately $28 million and $39 million of guarantees as of September 30, 2024 and December 31, 2023, respectively, primarily related to residual value and credit guarantees on equipment sold to third-party finance companies. Our Condensed Consolidated Statements of Financial Position reflect a liability of $3 million and $4 million as of September 30, 2024 and December 31, 2023, respectively, related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost. See Note 13, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” for further information on guarantee arrangements with GE.

NOTE 9. POSTRETIREMENT BENEFIT PLANS

We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories: Principal Pension Plans, Other Pension Plans, and Other Postretirement Plans (“OPEB Plans”). Please refer to Note 10, “Postretirement Benefit Plans” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further information. On January 1, 2024, we transitioned from legacy GE multiple-employer OPEB plans to GE HealthCare sponsored single-employer OPEB plans. This change did not have an impact on our results of operations or financial position. Pension plans with pension assets or obligations less than $50 million are not included in the results below.

Components of Expense (Income)	For the three months ended September 30
	Principal Pension Plans		Other Pension Plans		OPEB
	2024	2023	2024	2023	2024	2023
Service cost – Operating	$7	$8	$6	$6	$2	$2
Interest cost	227	237	50	53	14	15
Expected return on plan assets	(284)	(292)	(64)	(65)	—	—
Amortization of net loss (gain)	(19)	(30)	5	2	(15)	(16)
Amortization of prior service cost (credit)	2	1	—	(1)	(22)	(22)
Curtailment loss (gain)	—	17	—	—	—	—
Non-operating	$(74)	$(67)	$(9)	$(11)	$(23)	$(23)
Net periodic expense (income)	$(67)	$(58)	$(3)	$(5)	$(21)	$(21)

	For the nine months ended September 30
	Principal Pension Plans		Other Pension Plans		OPEB Plans
	2024	2023	2024	2023	2024	2023
Service cost – Operating	$21	$25	$18	$18	$6	$6
Interest cost	681	715	150	157	41	45
Expected return on plan assets	(851)	(878)	(190)	(192)	—	—
Amortization of net loss (gain)	(57)	(96)	15	7	(45)	(48)
Amortization of prior service cost (credit)	6	2	—	(3)	(66)	(66)
Curtailment loss (gain)	—	17	—	—	—	—
Non-operating	$(221)	$(240)	$(25)	$(31)	$(70)	$(69)
Net periodic expense (income)	$(200)	$(215)	$(7)	$(13)	$(64)	$(63)

In the third quarter of 2023, management approved an amendment to the U.S. based GE HealthCare Pension Plan whereby the benefits for all remaining active employees will be frozen effective December 31, 2024, and additional benefit enhancements were provided. As a result, we recognized a non-cash pre-tax curtailment loss of approximately $17 million as non-operating benefit costs.

In the nine months ended September 30, 2024, the Company made cash benefit payments totaling $91 million to its Principal Pension Plans, $67 million to its Other Pension Plans, and $99 million to its OPEB Plans. In 2024, the Company expects to make total cash contributions of approximately $336 million to these plans. The Company does not have a required minimum funding contribution for its U.S.-based GE HealthCare Pension Plan in 2024. Future contributions will depend on capital market conditions, including equity market returns, and other factors.

Defined Contribution Plan
GE HealthCare sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan were $27 million and $28 million for the three months ended September 30, 2024 and 2023, respectively, and $100 million and $94 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 10. INCOME TAXES

Our effective income tax rate was 25.5% and 39.3% for the three months ended September 30, 2024 and 2023, respectively, and 24.9% and 31.4% for the nine months ended September 30, 2024 and 2023, respectively. The tax rate for the three and nine months ended September 30, 2024 is higher than the U.S. statutory rate primarily due to the tax cost of global activities, reconciling adjustments to recorded tax account balances associated with the Spin-Off, withholding taxes, and state taxes, partially offset by research and development benefits.

The effective tax rate for 2023 is higher than the U.S. statutory rate primarily due to the tax cost of global activities, including the U.S. taxation on international operations, tax effect of foreign currency movement, withholding taxes, and state taxes. Benefit (provision) for income taxes for the three and nine months ended September 30, 2023 included $105 million of deferred tax provision associated with the Tax Matters Agreement (“TMA”) with GE including the effect of completing the 2022 GE U.S. federal tax return. In addition, Other (income) expense – net for the three and nine months ended September 30, 2023 included a $30 million benefit related to changes in tax indemnities with GE also associated with the TMA and the effect of completing the 2022 GE U.S. federal tax return.

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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET

Changes in Accumulated other comprehensive income (loss) (“AOCI”) by component, net of income taxes, were as follows.

	For the three months ended September 30, 2024
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
June 30, 2024	$(1,812)	$961	$6	$(845)
Other comprehensive income (loss) before reclassifications – net of taxes of $27, $8, and $10	177	(29)	(34)	114
Reclassifications from AOCI – net of taxes(2) of $—, $12, and $1	—	(38)	(3)	(41)
Other comprehensive income (loss)	177	(67)	(36)	74
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
September 30, 2024	$(1,635)	$894	$(30)	$(771)

	For the three months ended September 30, 2023
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
June 30, 2023	$(1,757)	$1,847	$(20)	$70
Other comprehensive income (loss) before reclassifications – net of taxes of $(16), $69, and $(6)	(143)	(214)	18	(339)
Reclassifications from AOCI – net of taxes(2) of $—, $16, and $(1)	—	(50)	4	(46)
Other comprehensive income (loss)	(143)	(264)	22	(385)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(35)	—	—	(35)
September 30, 2023	$(1,865)	$1,583	$2	$(280)

	For the nine months ended September 30, 2024
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2023	$(1,706)	$1,033	$(18)	$(691)
Other comprehensive income (loss) before reclassifications – net of taxes of $13, $7, and $3	70	(27)	(10)	33
Reclassifications from AOCI – net of taxes(2) of $—, $33, and $1	—	(111)	(3)	(114)
Other comprehensive income (loss)	70	(138)	(12)	(80)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
September 30, 2024	$(1,635)	$894	$(30)	$(771)

	For the nine months ended September 30, 2023
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2022	$(1,845)	$(42)	$9	$(1,878)
Other comprehensive income (loss) before reclassifications – net of taxes of $1, $60, and $(4)	(84)	(190)	10	(264)
Reclassifications from AOCI – net of taxes(2) of $—, $49, and $5	—	(156)	(17)	(173)
Other comprehensive income (loss)	(84)	(346)	(7)	(437)
Spin-Off related adjustments – net of taxes of $—, $(509), and $—	28	1,972	—	2,000
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(36)	1	—	(35)
September 30, 2023	$(1,865)	$1,583	$2	$(280)
(1) The amount of Currency translation adjustments recognized in Other comprehensive income (loss) (“OCI”) during the three and nine months ended September 30, 2024 and 2023 included net gains (losses) relating to net investment hedges, as further discussed in Note 12, “Financial Instruments and Fair Value Measurements.”
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
Cash Flow Hedges
For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings and to the same financial statement line item impacted by the hedged transaction. As of September 30, 2024, we expect to reclassify $35 million of pre-tax net deferred loss associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the impact on earnings of the related hedged transactions.
The cash flows associated with derivatives designated as cash flow hedges are recorded in All other operating activities in the Condensed Consolidated Statements of Cash Flows.
Net Investment Hedges
We use cross-currency interest rate swaps and foreign currency forward contracts in combination with foreign currency option contracts to hedge the foreign currency risk associated with our net investment in foreign operations. As of September 30, 2024, these contracts were designated as hedges of our net investment in foreign operations, primarily in Euro and Chinese Renminbi currencies.
The cash flows associated with derivatives designated as net investment hedges are recorded in All other investing activities in the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2024, All other investing activities includes a $94 million payment for the settlement of cross-currency swaps that were designated in net investment hedges. Cash flows from the periodic interest settlements on the cross-currency swaps are recorded in All other operating activities in the Condensed Consolidated Statements of Cash Flows.
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

Derivatives Not Designated as Hedging Instruments
We also execute derivative instruments, such as foreign currency forward contracts and equity-linked total return swaps, which are not designated as qualifying hedges. These derivatives serve as economic hedges of foreign currency exchange rate and equity price risks. We also identify and record foreign currency-related features in our purchase or sales contracts where the currency is not the local or functional currency of any substantive party to the contract and record them as embedded derivatives.

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

The following table presents the gross fair values of our outstanding derivative instruments.

Fair Value of Derivatives	September 30, 2024			December 31, 2023
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency forward contracts	$1,504	$2	$42	$1,356	$8	$30
Derivatives accounted for as cash flow hedges	1,504	2	42	1,356	8	30
Cross-currency swaps(1)	2,148	18	174	2,209	—	204
Foreign currency forward and options contracts	1,625	17	20	991	9	11
Derivatives accounted for as net investment hedges	3,773	35	195	3,200	9	215
Interest rate swaps(1)	1,700	61	5	1,000	35	10
Derivatives accounted for as fair value hedges	1,700	61	5	1,000	35	10
Foreign currency forward contracts	3,854	33	13	3,597	19	12
Other derivatives(1)(2)	397	37	3	438	57	2
Derivatives not designated as hedging instruments	4,251	70	16	4,035	76	14
Total derivatives	$11,229	$168	$257	$9,591	$128	$269
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

	September 30, 2024		December 31, 2023
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term borrowings designated in fair value hedges	$1,753	$57	$1,023	$25

Under the master arrangements with the respective counterparties to our derivative contracts, in certain circumstances and subject to applicable requirements, we are allowed to net settle transactions with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our Condensed Consolidated Statements of Financial Position and in the table above.

As of September 30, 2024 and December 31, 2023, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $85 million and $41 million, respectively.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023
Cash flow hedges	$(43)	$24	$(13)	$14
Net investment hedges(1)	(116)	64	(57)	(7)
(1) Amounts recognized in OCI for excluded components for the periods presented were immaterial.

The tables below present the gains (losses) on our derivative financial instruments and hedging activity in the Condensed Consolidated Statements of Income.

Derivative Financial Instruments and Hedging Activity	For the three months ended September 30, 2024
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$3	$1	$—	$—	$—
Effects of cash flow hedges	3	1	—	—	—
Cross-currency swaps	—	—	—	7	—
Foreign currency forward and options contracts	—	—	—	4	—
Effects of net investment hedges(1)	—	—	—	11	—
Interest rate swaps(2)	—	—	—	76	—
Debt basis adjustment on Long-term borrowings	—	—	—	(84)	—
Effects of fair value hedges	—	—	—	(7)	—
Foreign currency forward contracts	28	7	—	—	—
Other derivatives(3)	—	—	2	—	5
Effects of derivatives not designated as hedging instruments	28	7	2	—	5

	For the three months ended September 30, 2023
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$(5)	$(1)	$—	$—	$—
Effects of cash flow hedges	(5)	(1)	—	—	—
Cross-currency swaps	—	—	—	8	—
Foreign currency forward and option contracts	—	—	—	1	1
Effects of net investment hedges(1)	—	—	—	9	1
Interest rate swaps	—	—	—	—	—
Debt basis adjustment on Long-term borrowings	—	—	—	—	—
Effects of fair value hedges	—	—	—	—	—
Foreign currency forward contracts	(38)	(9)	—	—	4
Other derivatives(3)	—	—	(2)	—	10
Effects of derivatives not designated as hedging instruments	(38)	(9)	(2)	—	14

	For the nine months ended September 30, 2024
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$3	$1	$—	$—	$—
Effects of cash flow hedges	3	1	—	—	—
Cross-currency swaps	—	—	—	24	—
Foreign currency forward and options contracts	—	—	—	8	—
Effects of net investment hedges(1)	—	—	—	32	—
Interest rate swaps(2)	—	—	—	11	—
Debt basis adjustment on Long-term borrowings	—	—	—	(31)	—
Effects of fair value hedges	—	—	—	(21)	—
Foreign currency forward contracts	21	5	—	—	—
Other derivatives(3)	—	—	7	—	28
Effects of derivatives not designated as hedging instruments	21	5	7	—	28

	For the nine months ended September 30, 2023
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$18	$4	$—	$—	$—
Effects of cash flow hedges	18	4	—	—	—
Cross-currency swaps	—	—	—	25	—
Foreign currency forward and option contracts	—	—	—	1	1
Effects of net investment hedges(1)	—	—	—	26	1
Interest rate swaps	—	—	—	—	—
Debt basis adjustment on Long-term borrowings	—	—	—	—	—
Effects of fair value hedges	—	—	—	—	—
Foreign currency forward contracts	(28)	(6)	—	—	10
Other derivatives(3)	—	—	5	—	36
Effects of derivatives not designated as hedging instruments	(28)	(6)	5	—	46
(1) Changes in fair value related to components other than the spot rate are excluded from effectiveness testing for the three and nine months ended September 30, 2024 and 2023.
(2) Amount includes $(7) million and $(21) million of interest expense on interest rate derivatives for the three and nine months ended September 30, 2024, respectively.
(3) Other derivatives are primarily comprised of embedded derivatives and derivatives related to equity contracts.
(4) Amounts are inclusive of gains (losses) in Other (income) expense – net in the Condensed Consolidated Statements of Income.

FAIR VALUE MEASUREMENTS.

The following table represents assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
	As of September 30, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$231	$—	$231	$—	$200	$—	$200
Investment securities	26	—	—	26	31	—	—	31
Derivatives	—	168	—	168	—	128	—	128
Liabilities:
Derivatives	—	257	—	257	—	269	—	269
Contingent consideration	—	—	35	35	—	—	44	44

Cash equivalents
As of September 30, 2024 and December 31, 2023, Cash, cash equivalents, and restricted cash of $3,568 million and $2,504 million, respectively, included money market funds of $231 million and $200 million, and other cash equivalents of $2,303 million and $1,023 million, respectively. The carrying values of the other cash equivalents approximates the fair value due to their short maturities and are valued using Level 1 or Level 2 inputs. Refer to Note 16, “Supplemental Financial Information” for further information.

Derivatives
Derivatives are measured at fair value using a discounted cash flow method or option models using interest rates, foreign exchange spot and forward rates and yield curves observable at commonly quoted intervals, implied volatilities, and credit spreads as key inputs. Unobservable inputs relate to our own credit risk which is not significant to the overall measurement of fair value.

Contingent consideration
Contingent consideration is recorded at fair value based on estimates of future cash flows in connection with business acquisitions. As the valuation of these liabilities is based on inputs that are less observable or not observable in the market, the determination of fair value is classified within Level 3 of the fair value hierarchy.

Non-recurring fair value measurements
Changes in fair value measurements of assets and liabilities measured at fair value on a non-recurring basis, such as equity method investments, equity investments without readily determinable fair value, financing receivables, and long-lived assets, were not material for the nine months ended September 30, 2024 and 2023.

Fair value of other financial instruments
The estimated fair value of borrowings as of September 30, 2024 and December 31, 2023 was $10,937 million and $9,959 million, respectively, compared to a carrying value (which only includes a reduction for unamortized debt issuance costs and discounts and cumulative basis adjustment) of $10,312 million and $9,442 million, respectively. The fair value of our borrowings includes accrued interest and is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 8, “Borrowings” and Note 16, “Supplemental Financial Information” for further information.

NOTE 13. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES
GUARANTEES.
The Company has off-balance sheet credit exposure through standby letters of credit, bank guarantees, bid bonds, and surety bonds. See Note 8, “Borrowings” for further information.

Following the Spin-Off, which was completed pursuant to the Separation and Distribution Agreement, the Company had remaining performance guarantees on behalf of GE. Under the Separation and Distribution Agreement, GE was obligated to use reasonable best efforts to replace the Company as the guarantor or terminate all such performance guarantees. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligors, the Company could have been obligated to make payments under the applicable instruments for which GE was obligated to reimburse and indemnify the Company. As of December 31, 2023, the Company’s maximum aggregate exposure, subject to GE reimbursement, was approximately $114 million. In the second quarter of 2024, these remaining performance guarantees were all terminated or replaced.

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

	For the nine months ended September 30
	2024	2023
Balance at beginning of period	$192	$193
Current-year provisions	143	158
Expenditures	(166)	(159)
Other changes	(1)	(3)
Balance at end of period	$168	$189
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

NOTE 14. RESTRUCTURING ACTIVITIES

Restructuring activities are essential to optimize the business operating model for GE HealthCare and mostly involve workforce reductions, organizational realignments, and revisions to our real estate footprint. Specifically, restructuring charges (gains) primarily include facility exit costs, employee-related termination benefits associated with workforce reductions, asset write-downs, and cease-use costs. For segment reporting, restructuring activities are not allocated.
Net expenses for restructuring initiatives committed to by management through September 30, 2024 are included in the table below.

Restructuring Activities	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023
Employee termination costs	$19	$1	$61	$26
Facility and other exit costs	2	1	15	2
Asset write-downs	1	1	14	6
Total restructuring activities – net	$22	$3	$90	$34
These restructuring initiatives are expected to result in additional expenses of approximately $21 million, to be incurred primarily over the next 12 months, substantially related to employee-related termination benefits and asset write-downs. Restructuring expenses (gains) are recognized within Cost of products, Cost of services, or SG&A, as appropriate, in the Condensed Consolidated Statements of Income.

Liabilities related to restructuring are recognized within Current compensation and benefits, All other current liabilities, Non-current compensation and benefits, and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position and totaled $80 million and $68 million as of September 30, 2024 and December 31, 2023, respectively.

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

Earnings Per Share	For the three months ended September 30		For the nine months ended September 30
(In millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income from continuing operations	$490	$386	$1,312	$1,202
Net (income) loss attributable to noncontrolling interests	(19)	(7)	(40)	(33)
Net income from continuing operations attributable to GE HealthCare	470	379	1,272	1,169
Deemed preferred stock dividend of redeemable noncontrolling interest	—	—	—	(183)
Net income from continuing operations attributable to GE HealthCare common stockholders	470	379	1,272	986
Income (loss) from discontinued operations, net of taxes	—	(4)	—	(4)
Net income attributable to GE HealthCare common stockholders	$470	$375	$1,272	$982
Denominator:
Basic weighted-average shares outstanding	457	455	456	455
Dilutive effect of common stock equivalents	2	3	2	3
Diluted weighted-average shares outstanding	459	458	459	458
Basic Earnings Per Share:
Continuing operations	$1.03	$0.83	$2.79	$2.17
Discontinued operations	—	(0.01)	—	(0.01)
Attributable to GE HealthCare common stockholders	1.03	0.82	2.79	2.16
Diluted Earnings Per Share:
Continuing operations	$1.02	$0.83	$2.77	$2.16
Discontinued operations	—	(0.01)	—	(0.01)
Attributable to GE HealthCare common stockholders	1.02	0.82	2.77	2.15
Antidilutive securities(1)	2	4	4	4
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION

Cash, Cash Equivalents, and Restricted Cash	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents(1)	$3,550	$2,494
Short-term restricted cash	18	10
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Financial Position	3,568	2,504
Long-term restricted cash(2)	4	2
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Cash Flows	$3,572	$2,506
(1) The increase in cash and cash equivalents was primarily due to proceeds from the issuance of senior unsecured notes by the Company in the third quarter of 2024. Refer to Note 8, “Borrowings” for further information.
(2) Long-term restricted cash is recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

Inventories	As of
	September 30, 2024	December 31, 2023
Raw materials	$992	$961
Work in process	100	91
Finished goods	1,032	908
Inventories(1)	$2,124	$1,960
(1) Certain inventory items are long-term in nature and therefore have been recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

Property, Plant, and Equipment – Net	As of
	September 30, 2024	December 31, 2023
Original cost	$5,356	$5,208
Accumulated depreciation	(3,176)	(3,064)
Right-of-use operating lease assets, net of amortization	359	356
Property, plant, and equipment – net	$2,539	$2,500

All Other Current and Non-Current Assets	As of
	September 30, 2024	December 31, 2023
Prepaid expenses and deferred costs	$197	$147
Financing receivables – net	94	97
Derivative instruments	114	84
Other(1)	72	61
All other current assets	$476	$389
Prepaid pension asset	$797	$716
Equity method and other investments	361	357
Financing receivables – net	178	178
Long-term receivables – net	167	124
Inventories	151	147
Contract and other deferred assets	189	168
Other(2)	255	191
All other non-current assets	$2,098	$1,881
(1) Current Other primarily consists of tax receivables.
(2) Non-current Other primarily consists of derivative instruments, indemnity assets associated with separation agreements with GE, capitalized costs associated with cloud computing arrangements, and tax receivables.

All Other Current and Non-Current Liabilities	As of
	September 30, 2024	December 31, 2023
Sales allowances and related liabilities	$215	$228
Income and indirect tax liabilities including uncertain tax positions	160	260
Product warranties	168	192
Accrued freight and utilities	127	132
Operating lease liabilities	114	110
Derivative instruments(1)	84	128
Interest payable on borrowings	164	87
Environmental and asset retirement obligations	19	21
Other(2)	356	335
All other current liabilities	$1,409	$1,493
Contract liabilities	$704	$705
Operating lease liabilities	263	273
Environmental and asset retirement obligations	306	265
Income and indirect tax liabilities including uncertain tax positions	205	208
Derivative instruments	183	136
Finance lease obligations	43	38
Sales allowances and related liabilities	23	27
Other(3)	195	225
All other non-current liabilities	$1,920	$1,877
(1) Derivative instruments include the related accrued interest. Refer to Note 12, “Financial Instruments and Fair Value Measurements” for further information.
(2) Current Other primarily consists of miscellaneous accrued costs, contingent consideration liabilities, and dividends payable to stockholders.
(3) Non-current Other primarily consists of miscellaneous accrued costs, indemnity liabilities associated with separation agreements with GE, and contingent consideration liabilities.

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

Included within Accounts payable in the Condensed Consolidated Statements of Financial Position as of September 30, 2024 and December 31, 2023 were $403 million and $365 million, respectively, of confirmed supplier invoices that are outstanding and subject to third-party programs.

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

The activity attributable to redeemable noncontrolling interests for the nine months ended September 30, 2024 and 2023 is presented below.

Redeemable Noncontrolling Interests	For the nine months ended September 30
	2024	2023
Balance at beginning of period	$165	$230
Net income attributable to redeemable noncontrolling interests	35	28
Redemption value adjustments(1)	—	183
Distributions to and exercise of redeemable noncontrolling interests and other(2)	(23)	(280)
Balance at end of period	$177	$161
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

Other Income (Expense) – Net	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023
Net financing income and investment income (loss)	$5	$6	$(11)	$19
Equity method income (loss)	2	—	5	9
Change in fair value of assumed obligations	(9)	(5)	(26)	(24)
Other items, net(1)	11	62	33	81
Total other income (expense) – net	$9	$63	$1	$85
(1) Other items, net primarily consists of government grants, lease income, gains and losses related to derivatives, and licensing and royalty income for the three and nine months ended September 30, 2024, and change in tax indemnity, gains and losses related to derivatives, licensing and royalty income, and lease income for the three and nine months ended September 30, 2023.

NOTE 17. RELATED PARTIES AND TRANSITION SERVICES AGREEMENT

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE, including the Transition Services Agreement (“TSA”). These agreements were structured in anticipation of GE’s transaction to separate the GE Vernova business as described in Note 1, “Organization and Basis of Presentation.” Under these agreements, we incurred $40 million, net, and $94 million, net, for the three months ended September 30, 2024 and 2023, respectively, and $138 million, net, and $286 million, net, for the nine months ended September 30, 2024 and 2023, respectively. These amounts represent fees charged from GE and GE Vernova to the Company, the majority of which are related to information technology, and are net of fees charged from the Company to GE and GE Vernova for facilities and other shared services. For more information on these agreements, see Note 19, “Related Parties” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Current amounts due from and to GE under the various agreements are recognized within Due from related parties or Due to related parties, as applicable, in the Condensed Consolidated Statements of Financial Position. Non-current amounts due from GE were $70 million and $81 million, and due to GE were $41 million and $33 million, as of September 30, 2024 and December 31, 2023, respectively. These amounts were recognized within All other non-current assets and All other non-current liabilities, respectively, in the Condensed Consolidated Statements of Financial Position and primarily relate to tax and other indemnities. Following its separation from GE, GE Vernova does not meet the definition of a related party; accordingly, amounts as of September 30, 2024 due to and from GE Vernova in accordance with the TSA are excluded from the Due from related parties and Due to related parties financial statement line items and non-current balances disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provide information management believes to be relevant to understanding the financial condition and results of operations of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) for the three and nine months ended September 30, 2024 and 2023. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances; see “Forward-Looking Statements.” Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
On January 3, 2023, the General Electric Company, which now operates as GE Aerospace (“GE”), completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). For further information regarding the Spin-Off, refer to Note 1, “Organization and Basis of Presentation.”
The following tables are presented in millions of United States (“U.S.”) dollars unless otherwise stated, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts.
Effective July 1, 2024, Image Guided Therapies, previously part of the Imaging segment, was realigned to the Ultrasound segment to better match its clinical usage and realize stronger business and customer impact by providing the right image guidance in the right care setting. The Ultrasound segment was subsequently renamed Advanced Visualization Solutions (“AVS”). Following this realignment, the Company continues to have four reportable segments: Imaging, AVS, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”). These segments have been identified based on the nature of the products sold and how the Company manages its operations. Historical segment financial information presented within this report has been recast to conform to the new reportable segments structure. See Note 3, “Segment Information” for more information.

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

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Russia and Ukraine Conflict
We had $152 million and $153 million of assets in, or directly related to, Russia and Ukraine as of September 30, 2024 and December 31, 2023, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $243 million and $228 million from customers in these two countries for the nine months ended September 30, 2024 and 2023, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. In May 2023, the U.S. Department of Commerce implemented expanded measures that required us to obtain a license for the export, re-export, or transfer of specified medical equipment and spare parts to customers in Russia. As of April 29, 2024, this requirement has been modified to permit us to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which is expected to eliminate the need for us to obtain individual U.S. licenses in most cases. The European Union and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. The implementation of these measures affected our ability to supply customers in Russia during the first three quarters of 2024 and the last three quarters of 2023 and will continue to do so as we confirm applicability of the new U.S. License Exception to our transactions and continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we applied, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. The Board, together with management, will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

China Market
We continue to monitor developments in the market in China. An anti-corruption campaign directed at the healthcare sector, launched last year, is still ongoing. In addition, in March 2024, the government in China announced a new stimulus program (“2024 stimulus”) that includes the healthcare sector and will be implemented through China’s provinces. Both of these factors have contributed to delayed orders and sales in our China business, through the third quarter of 2024. We expect the 2024 stimulus program will result in opportunities for our business in China in the longer term, but it has had a short-term impact as provinces develop and announce their plans and customers wait to understand the details of the 2024 stimulus before making purchasing decisions. We expect the effects of the anti-corruption campaign and the delay in China 2024 stimulus to continue to impact our orders and sales in the near term, although we are unable to predict the exact duration or magnitude of the impact. We expect both of these impacts to be temporary, and we believe the focus of government policy in China on expanding access to healthcare will benefit our business in China in the long term.

Tax Valuation Allowances
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by evaluating all available positive and negative evidence. We have a valuation allowance against certain U.S. and foreign deferred tax assets and will release the valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. Depending on our operating results in the future, we may release the valuation allowance associated with our Brazil and French deferred tax assets within the next year. The timing and amount of the valuation allowance release could vary based on our assessment of all available evidence. Release of all, or a portion, of the valuation allowance in Brazil would result in the recognition of certain deferred tax assets in Brazil offset by recognition of certain deferred tax liabilities in the United States. Release of all, or a portion, of the valuation allowance in France would result in the recognition of certain deferred tax assets in France and is expected to result in a decrease to income tax expense for the period in which the release is recorded.

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

____________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented.

Condensed Consolidated Statements of Income	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023
Sales of products	$3,201	$3,186	$9,454	$9,530
Sales of services	1,662	1,636	4,899	4,816
Total revenues	4,863	4,822	14,353	14,346
Cost of products	2,033	2,076	6,045	6,197
Cost of services	805	811	2,378	2,383
Gross profit	2,026	1,935	5,930	5,766
Selling, general, and administrative	1,034	996	3,139	3,130
Research and development	316	322	967	890
Total operating expenses	1,350	1,318	4,106	4,020
Operating income	676	617	1,824	1,746
Interest and other financial charges – net	130	138	383	411
Non-operating benefit (income) costs	(102)	(94)	(306)	(332)
Other (income) expense – net	(9)	(63)	(1)	(85)
Income from continuing operations before income taxes	658	636	1,747	1,752
Benefit (provision) for income taxes	(168)	(250)	(435)	(550)
Net income from continuing operations	490	386	1,312	1,202
Income (loss) from discontinued operations, net of taxes	—	(4)	—	(4)
Net income	490	382	1,312	1,198
Net (income) loss attributable to noncontrolling interests	(19)	(7)	(40)	(33)
Net income attributable to GE HealthCare	$470	$375	$1,272	$1,165

TOTAL REVENUES AND RPO.

Revenues by Segment	For the three months ended September 30				For the nine months ended September 30
	2024	2023	% change	% organic* change	2024	2023	% change	% organic* change
Segment revenues
Imaging	$2,229	$2,236	—%	(1)%	$6,462	$6,552	(1)%	(1)%
AVS	1,216	1,214	—%	—%	3,692	3,712	(1)%	—%
PCS	779	764	2%	2%	2,298	2,315	(1)%	(1)%
PDx	625	589	6%	7%	1,862	1,715	9%	9%
Other(1)	15	19			39	52
Total revenues	$4,863	$4,822	1%	1%	$14,353	$14,346	—%	1%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services which does not meet the definition of an operating segment.

Revenues by Region	For the three months ended September 30			For the nine months ended September 30
	2024	2023	% change	2024	2023	% change
United States and Canada (“USCAN”)	$2,246	$2,075	8%	$6,582	$6,297	5%
Europe, the Middle East, and Africa (“EMEA”)	1,237	1,249	(1)%	3,617	3,633	—%
China region	564	719	(22)%	1,745	2,105	(17)%
Rest of World	816	779	5%	2,408	2,311	4%
Total revenues	$4,863	$4,822	1%	$14,353	$14,346	—%

____________________
*Non-GAAP Financial Measure

For the three months ended September 30, 2024
Total revenues were $4,863 million, growing 1% as reported and organically*. Sales of services increased 2% or $26 million primarily due to increased pricing, and Sales of products increased $15 million with strong growth in USCAN and PDx segment revenues largely offset by lower sales volume in China.
The segment revenues were as follows:

•Imaging segment revenues were $2,229 million, flat to the prior year and decreasing 1% organically* with lower sales volume in China, partially offset by an increase in USCAN sales volume;
•AVS segment revenues were $1,216 million, flat to the prior year, with an increase in sales volume in USCAN offset by lower sales volume in China;
•PCS segment revenues were $779 million, growing 2% or $15 million driven by backlog execution; and
•PDx segment revenues were $625 million, growing 6% or $36 million with growth in the USCAN and EMEA regions driven by growth in volume, an increase in price, and new product introductions.

The regional revenues were as follows:

•USCAN revenues were $2,246 million, growing 8% or $171 million with growth across all segment revenues, led by strong growth in PDx and Imaging revenues;
•EMEA revenues were $1,237 million, decreasing 1% or $12 million, following high single digit growth in the prior year, with declines in PCS and AVS revenues largely offset by increases in PDx revenues;
•China region revenues were $564 million, decreasing 22% or $155 million with current year sales impacted by the delayed 2024 stimulus and the ongoing anti-corruption campaign; and
•Rest of World revenues were $816 million, growing 5% or $37 million with growth in all segment revenues, partially offset by unfavorable foreign currency impacts.

For the nine months ended September 30, 2024
Total revenues were $14,353 million, flat to the prior year as reported and growing 1% organically*. The flat result was due to Sales of products decreasing 1% or $76 million, primarily due to decreased volume following double digit reported product revenue growth in the prior year, offset by Sales of services increasing 2% or $83 million driven by increased pricing.
The segment revenues were as follows:

•Imaging segment revenues were $6,462 million, decreasing 1% or $90 million, following high single digit revenue growth in the prior year, with current year impacts from lower sales volume in China and unfavorable foreign currency headwinds;
•AVS segment revenues were $3,692 million, decreasing 1% or $20 million with lower sales volume in China and unfavorable foreign currency impacts, partially offset by an increase in sales volume in USCAN;
•PCS segment revenues were $2,298 million, decreasing 1% or $17 million primarily due to decreased volume following high single digit revenue growth in the prior year; and
•PDx segment revenues were $1,862 million, growing 9% or $147 million with growth in the USCAN and EMEA regions driven by growth in volume, an increase in price, and new product introductions.

The regional revenues were as follows:

•USCAN revenues were $6,582 million, growing 5% or $285 million with growth across all segment revenues;
•EMEA revenues were $3,617 million, flat to the prior year, following high single digit growth in the prior year, with growth in PDx revenues largely offset by decreases in Imaging and PCS revenues;
•China region revenues were $1,745 million, decreasing 17% or $360 million with declines in all segment revenues following double digit growth in the prior year due to the impact from the 2022 COVID stimulus programs, and current year sales impacted by the delayed 2024 stimulus and the ongoing anti-corruption campaign; and
•Rest of World revenues were $2,408 million, growing 4% or $97 million with growth in all segment revenues, partially offset by unfavorable foreign currency impacts.

____________________
*Non-GAAP Financial Measure

Remaining Performance Obligations	As of
	September 30, 2024	December 31, 2023	% change
Products	$4,808	$4,930	(2)%
Services	9,756	9,725	—%
Total RPO	$14,563	$14,655	(1)%

RPO represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the right to cancel or terminate without incurring a substantive penalty. RPO as of September 30, 2024 decreased 1% from December 31, 2023, primarily due to product fulfillment and cancellations outpacing new contracts, partially offset by the timing of multi-year service contract renewals.

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the three months ended September 30					For the nine months ended September 30
	2024	% of Total revenues	2023	% of Total revenues	% change	2024	% of Total revenues	2023	% of Total revenues	% change
Operating income	$676	13.9%	$617	12.8%	10%	$1,824	12.7%	$1,746	12.2%	4%
Net income attributable to GE HealthCare	470	9.7%	375	7.8%	25%	1,272	8.9%	1,165	8.1%	9%
Adjusted EBIT*	795	16.3%	744	15.4%	7%	2,217	15.4%	2,119	14.8%	5%
Adjusted net income*	521	10.7%	451	9.4%	16%	1,393	9.7%	1,258	8.8%	11%

For the three months ended September 30, 2024

Operating income was $676 million, an increase of $59 million and 110 basis points as a percent of Total revenues. The increase was due to the following factors:

•Gross profit increased $91 million or 150 basis points as a percent of Total revenues primarily due to a reduction in Cost of products sold. Cost of products sold decreased $43 million or 170 basis points as a percent of Sales of products. The decrease as a percent of sales was driven primarily by cost productivity, partially offset by cost inflation. Cost of services sold decreased $6 million or 120 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our service offerings, partially offset by cost inflation. Included in our total cost of revenue as part of our product investment was $102 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $101 million for the prior year comparable period; and
•Total operating expenses increased $32 million primarily due to an increase in Selling, general, and administrative (“SG&A”) expense of $38 million primarily driven by timing of certain costs and the favorable impact of a change in fair value of contingent consideration in the prior year, partially offset by a decrease in Research and Development (“R&D”) investments of $6 million. As a result, SG&A as a percentage of Total revenues increased by 60 basis points and R&D as a percentage of Total revenues decreased by 20 basis points.

Net income attributable to GE HealthCare and Net income margin were $470 million and 9.7%, an increase of $95 million and 190 basis points, respectively, primarily due to the following factors:

•Operating income increased $59 million, as discussed above;
•Interest and other financial charges – net decreased $8 million primarily driven by repayments made on the Term Loan Facility;
•Non-operating benefit income increased $8 million primarily due to the impact of the prior year curtailment loss for the GE HealthCare Pension Plan;
•Other income – net decreased $54 million primarily driven by favorable impacts in the prior year from both derivatives gains and the tax indemnification benefit received from GE; and
•Provision for income taxes decreased $82 million primarily due to incremental R&D benefits in the current year as well as non-recurring impacts of the Tax Matters Agreement (“TMA”) with GE in the prior year. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

____________________
*Non-GAAP Financial Measure

Adjusted EBIT* and Adjusted EBIT margin* were $795 million and 16.3%, an increase of $51 million and 90 basis points, respectively, primarily due to an increase in Gross profit, partially offset by an increase in operating expenses.

Adjusted net income* was $521 million, an increase of $70 million primarily due to the increase in Gross profit and lower provision for income taxes, partially offset by an increase in operating expenses.

For the nine months ended September 30, 2024

Operating income was $1,824 million, an increase of $78 million and 50 basis points as a percent of Total revenues. The increase was due to the following factors:

•Gross profit increased $164 million or 110 basis points as a percent of Total revenues primarily due to a reduction in Cost of products sold. Cost of products sold decreased $152 million or 110 basis points as a percent of Sales of products. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our products, partially offset by cost inflation. Cost of services sold decreased $5 million or 90 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our service offerings, partially offset by cost inflation. Included in our total cost of revenue as part of our product investment was $305 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $321 million for the prior year comparable period; and
•Total operating expenses increased $86 million due to an increase in R&D investments of $77 million and an increase in SG&A expense of $9 million primarily driven by timing of certain costs and increased restructuring spend, partially offset by lower Spin-Off and separation costs. As a result, R&D as a percentage of Total revenues increased by 50 basis points and SG&A as a percentage of Total revenues increased by 10 basis points.

Net income attributable to GE HealthCare and Net income margin were $1,272 million and 8.9%, an increase of $107 million and 70 basis points, respectively, primarily due to the following factors:

•Operating income increased $78 million, as discussed above;
•Interest and other financial charges – net decreased $28 million primarily driven by repayments made on the Term Loan Facility;
•Non-operating benefit income decreased $26 million primarily related to lower amortization of net gains on our pension plans;
•Other income – net decreased $84 million primarily driven by favorable impacts in the prior year from both derivatives gains and the tax indemnification benefit received from GE; and
•Provision for income taxes decreased $115 million primarily due to non-recurring impacts of the TMA with GE in the prior year and an incremental charge for the accrual of withholding and other foreign taxes due upon future distribution of earnings. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $2,217 million and 15.4%, an increase of $98 million and 70 basis points, respectively, primarily due to an increase in Gross profit, partially offset by investment in R&D.

Adjusted net income* was $1,393 million, an increase of $135 million primarily due to an increase in Gross profit and lower provision for income taxes, partially offset by investment in R&D.

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

____________________
*Non-GAAP Financial Measure

Segment EBIT	For the three months ended September 30					For the nine months ended September 30
	2024	% of segment revenues	2023	% of segment revenues	% change	2024	% of segment revenues	2023	% of segment revenues	% change
Segment EBIT(1)
Imaging	$287	12.9%	$243	10.9%	18%	$660	10.2%	$566	8.6%	17%
AVS	232	19.0%	254	20.9%	(9)%	744	20.2%	798	21.5%	(7)%
PCS	82	10.6%	80	10.5%	3%	241	10.5%	273	11.8%	(12)%
PDx	193	30.9%	166	28.2%	16%	571	30.6%	473	27.6%	21%
(1)For additional details regarding Segment EBIT, see Note 3, “Segment Information.”

For the three months ended September 30, 2024

•Imaging Segment EBIT was $287 million, an increase of $44 million due to cost productivity, favorable mix, and an increase in price, partially offset by cost inflation;
•AVS Segment EBIT was $232 million, a decrease of $22 million due to unfavorable mix, with cost productivity offsetting inflation;
•PCS Segment EBIT was $82 million, an increase of $2 million with cost productivity offsetting inflation; and
•PDx Segment EBIT was $193 million, an increase of $27 million due to an increase in price, growth in sales volume, and cost productivity.

For the nine months ended September 30, 2024

•Imaging Segment EBIT was $660 million, an increase of $94 million due to cost productivity and an increase in price, partially offset by cost inflation;
•AVS Segment EBIT was $744 million, a decrease of $54 million due to cost inflation and unfavorable mix, partially offset by cost productivity;
•PCS Segment EBIT was $241 million, a decrease of $32 million due to cost inflation and a decrease in sales volume, partially offset by cost productivity; and
•PDx Segment EBIT was $571 million, an increase of $98 million due to an increase in price, growth in sales volume, and cost productivity, partially offset by investments and cost inflation.

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

We report Adjusted tax expense and Adjusted effective tax rate (“Adjusted ETR”) to provide investors with a better understanding of the normalized tax rate applicable to our business and provide more consistent comparability across periods. Adjusted tax expense excludes the income tax related to the pre-tax income adjustments included as part of Adjusted net income and certain income tax adjustments, such as adjustments to deferred tax assets or liabilities. We may from time to time consider excluding other non-recurring tax items to enhance comparability between periods. Adjusted ETR is Adjusted tax expense divided by income before income taxes less the pre-tax income adjustments referenced above.

We report Free cash flow to provide management and investors with an important measure of our ability to generate cash on a normalized basis and provide insight into our flexibility to allocate capital. Free cash flow is Cash from (used for) operating activities – continuing operations including cash flows related to the additions and dispositions of property, plant, and equipment (“PP&E”) and additions of internal-use software. Free cash flow does not represent residual cash flows available for discretionary expenditures, due to the fact that the measure does not deduct the capital required for debt repayments.

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

Organic Revenue*	For the three months ended September 30			For the nine months ended September 30
	2024	2023	% change	2024	2023	% change
Imaging revenues	$2,229	$2,236	—%	$6,462	$6,552	(1)%
Less: Acquisitions(1)	16	—		29	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(8)	—		(65)	—
Imaging Organic revenue*	$2,220	$2,236	(1)%	$6,497	$6,552	(1)%
AVS revenues	$1,216	$1,214	—%	$3,692	$3,712	(1)%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(2)	—		(22)	—
AVS Organic revenue*	$1,218	$1,214	—%	$3,713	$3,712	—%
PCS revenues	$779	$764	2%	$2,298	$2,315	(1)%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	—	—		(4)	—
PCS Organic revenue*	$779	$764	2%	$2,302	$2,315	(1)%
PDx revenues	$625	$589	6%	$1,862	$1,715	9%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(5)	—		(13)	—
PDx Organic revenue*	$630	$589	7%	$1,876	$1,715	9%
Other revenues	$15	$19	(22)%	$39	$52	(25)%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	—	—		—	—
Other Organic revenue*	$15	$19	(21)%	$39	$52	(25)%
Total revenues	$4,863	$4,822	1%	$14,353	$14,346	—%
Less: Acquisitions(1)	16	—		29	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(15)	—		(104)	—
Organic revenue*	$4,863	$4,822	1%	$14,427	$14,346	1%

(1)	Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction.
(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

____________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the three months ended September 30			For the nine months ended September 30
	2024	2023	% change	2024	2023	% change
Net income attributable to GE HealthCare	$470	$375	25%	$1,272	$1,165	9%
Add: Interest and other financial charges – net	130	138		383	411
Add: Non-operating benefit (income) costs	(102)	(94)		(306)	(332)
Less: Benefit (provision) for income taxes	(168)	(250)		(435)	(550)
Less: Income (loss) from discontinued operations, net of taxes	—	(4)		—	(4)
Less: Net (income) loss attributable to noncontrolling interests	(19)	(7)		(40)	(33)
EBIT*	$685	$680	1%	$1,825	$1,831	—%
Add: Restructuring costs(1)	22	3		90	34
Add: Acquisition and disposition-related charges (benefits)(2)	(4)	(14)		(7)	(15)
Add: Spin-Off and separation costs(3)	56	45		182	175
Add: (Gain) loss on business and asset dispositions(4)	1	—		—	—
Add: Amortization of acquisition-related intangible assets	34	32		100	95
Add: Investment revaluation (gain) loss(5)	1	(2)		26	(1)
Adjusted EBIT*	$795	$744	7%	$2,217	$2,119	5%
Net income margin	9.7%	7.8%	190 bps	8.9%	8.1%	70 bps
Adjusted EBIT margin*	16.3%	15.4%	90 bps	15.4%	14.8%	70 bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
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

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.

Adjusted Net Income*	For the three months ended September 30			For the nine months ended September 30
	2024	2023	% change	2024	2023	% change
Net income attributable to GE HealthCare	$470	$375	25%	$1,272	$1,165	9%
Add: Non-operating benefit (income) costs	(102)	(94)		(306)	(332)
Add: Restructuring costs(1)	22	3		90	34
Add: Acquisition and disposition-related charges (benefits)(2)	(4)	(14)		(7)	(15)
Add: Spin-Off and separation costs(3)	56	45		182	175
Add: (Gain) loss on business and asset dispositions(4)	1	—		—	—
Add: Amortization of acquisition-related intangible assets	34	32		100	95
Add: Investment revaluation (gain) loss(5)	1	(2)		26	(1)
Add: Tax effect of reconciling items(6)	(3)	(4)		(26)	(3)
Add: Spin-Off and other tax adjustments(7)	46	106		60	136
Less: Income (loss) from discontinued operations, net of taxes	—	(4)		—	(4)
Adjusted net income*	$521	$451	16%	$1,393	$1,258	11%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs.
(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.
(6)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(7)
Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of the Company’s foreign subsidiaries for which the Company is no longer permanently reinvested, the impact of adjusting deferred tax assets and liabilities to stand-alone GE HealthCare tax rates, and the impact of tax legislation changes. As of the third quarter of 2024 this line additionally includes discrete tax impacts resulting from the Spin-Off and separation from GE previously reported under Tax effect of reconciling items.

____________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the three months ended September 30			For the nine months ended September 30
(In dollars, except shares outstanding presented in millions)	2024	2023	$ change	2024	2023	$ change
Diluted earnings per share – continuing operations	$1.02	$0.83	$0.20	$2.77	$2.16	$0.61
Add: Deemed preferred stock dividend of redeemable noncontrolling interest	—	—		—	0.40
Add: Non-operating benefit (income) costs	(0.22)	(0.21)		(0.67)	(0.73)
Add: Restructuring costs(1)	0.05	0.01		0.20	0.07
Add: Acquisition and disposition-related charges (benefits)(2)	(0.01)	(0.03)		(0.02)	(0.03)
Add: Spin-Off and separation costs(3)	0.12	0.10		0.40	0.38
Add: (Gain) loss on business and asset dispositions(4)	0.00	—		—	—
Add: Amortization of acquisition-related intangible assets	0.08	0.07		0.22	0.21
Add: Investment revaluation (gain) loss(5)	0.00	(0.00)		0.06	(0.00)
Add: Tax effect of reconciling items(6)	(0.01)	(0.01)		(0.06)	(0.01)
Add: Spin-Off and other tax adjustments(7)	0.10	0.23		0.13	0.30
Adjusted earnings per share*	$1.14	$0.99	$0.15	$3.04	$2.75	$0.29
Diluted weighted-average shares outstanding	459	458		459	458

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)
Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.
(6)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(7)
Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of the Company’s foreign subsidiaries for which the Company is no longer permanently reinvested, the impact of adjusting deferred tax assets and liabilities to stand-alone GE HealthCare tax rates, and the impact of tax legislation changes. As of the third quarter of 2024 this line additionally includes discrete tax impacts resulting from the Spin-Off and separation from GE previously reported under Tax effect of reconciling items.

Adjusted Tax Expense* and Adjusted ETR*	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023
Benefit (provision) for income taxes	$(168)	$(250)	$(435)	$(550)
Add: Tax effect of reconciling items(1)	(3)	(4)	(26)	(3)
Add: Spin-Off and other tax adjustments(2)	46	106	60	136
Adjusted tax expense*	$(124)	$(148)	$(401)	$(417)
Effective tax rate	25.5%	39.3%	24.9%	31.4%
Adjusted effective tax rate*	18.7%	24.4%	21.9%	24.4%

(1)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(2)
Consists of certain income tax adjustments, including the accrual of a deferred tax liability on the prior period earnings of certain of the Company’s foreign subsidiaries for which the Company is no longer permanently reinvested, the impact of adjusting deferred tax assets and liabilities to stand-alone GE HealthCare tax rates, and the impact of tax legislation changes. As of the third quarter of 2024 this line additionally includes discrete tax impacts resulting from the Spin-Off and separation from GE previously reported under Tax effect of reconciling items.

____________________
*Non-GAAP Financial Measure

Free Cash Flow*	For the nine months ended September 30
	2024	2023	% change
Cash from (used for) operating activities – continuing operations	$1,042	$1,051	(1)%
Add: Additions to PP&E and internal-use software	(299)	(293)
Add: Dispositions of PP&E	—	1
Free cash flow*	$743	$759	(2)%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, our Cash, cash equivalents, and restricted cash balance in the Condensed Consolidated Statements of Financial Position was $3,568 million. We have historically generated positive cash flows from operating activities. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 8, “Borrowings.”

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the nine months ended September 30
	2024	2023
Cash from (used for) operating activities – continuing operations	$1,042	$1,051
Cash from (used for) investing activities – continuing operations	(674)	(470)
Cash from (used for) financing activities – continuing operations	704	422
Free cash flow*	743	759

Operating Activities
Cash generated from operating activities in the nine months ended September 30, 2024 was $1,042 million and included Net income from continuing operations of $1,312 million, non-cash charges primarily for depreciation and amortization of $440 million, and $711 million in outflows from incremental changes in assets and liabilities, primarily driven by company-funded benefit payments for postretirement benefit plans, an increase in inventories mainly due to inventory build to meet higher demand, and compensation and benefit payments.

Cash generated from operating activities in the nine months ended September 30, 2023 was $1,051 million and included Net income from continuing operations of $1,202 million, non-cash charges primarily for depreciation and amortization of $466 million, and $617 million in outflows from incremental changes in assets and liabilities, primarily driven by company funded benefit payments for postretirement benefit plans, a decrease in account payables, and an increase in inventories.

Investing Activities
Cash used for investing activities in the nine months ended September 30, 2024 was $674 million and primarily included additions to PP&E of $299 million related mostly to manufacturing capacity expansion and new product introductions, purchases of businesses, net of cash acquired, of $259 million related to MIM Software Inc. (“MIM Software”), and payment of $94 million for settlement of cross-currency swaps that were designated in net investment hedges. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the MIM Software acquisition, and Note 12, “Financial Instruments and Fair Value Measurements” for additional information on the settlement of cross-currency swaps.

Cash used for investing activities in the nine months ended September 30, 2023 was $470 million and primarily included additions to PP&E of $293 million related mostly to new product introductions, manufacturing capacity expansion, and purchases of businesses, net of cash acquired, of $147 million primarily related to Caption Health, Inc.

Financing Activities
Cash generated from financing activities in the nine months ended September 30, 2024 was $704 million and primarily included $994 million of net proceeds from the issuance of $1,000 million aggregate principal amount of senior unsecured notes due in 2029, partially offset by repayment of $150 million of our outstanding Term Loan Facility. Refer to Note 8, “Borrowings” for further information.

____________________
*Non-GAAP Financial Measure

Cash generated from financing activities in the nine months ended September 30, 2023 was $422 million and primarily included $2,020 million of newly issued debt, partially offset by $1,317 million of transfers to GE, and $211 million of Redemption of noncontrolling interests.

Free cash flow*
Free cash flow* was $743 million for the nine months ended September 30, 2024 and primarily included $1,042 million of cash generated from operating activities, partially offset by $299 million of cash used for additions to PP&E.

Free cash flow* was $759 million for the nine months ended September 30, 2023 and primarily included $1,051 million of cash generated from operating activities, partially offset by $293 million of cash used for additions to PP&E.

Capital Expenditures
Cash used for capital expenditures was $299 million and $293 million for the nine months ended September 30, 2024 and 2023, respectively. Capital expenditures were primarily for manufacturing capacity expansion, new product introductions, and equipment and tooling for new and existing products.

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

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt is supported by cash flows from our operations. As of September 30, 2024, we had $10,312 million of total debt compared to $9,442 million as of December 31, 2023. The increase in debt was due primarily to our issuance, in the third quarter of 2024, of $1,000 million aggregate principal amount of senior unsecured notes due in 2029, partially offset by a repayment of $150 million of the outstanding Term Loan Facility in the first quarter of 2024. As of September 30, 2024, there were $1,000 million of senior notes due in November 2024 recognized within Short-term borrowings in our Condensed Consolidated Statements of Financial Position. We plan to use the net proceeds from the debt issuance referenced above, together with cash on hand, to repay the $1,000 million aggregate principal amount outstanding of the senior unsecured notes due in November 2024.

The weighted average interest rate for the Notes and our Credit Facilities for the nine months ended September 30, 2024 was 6.05%. We had no principal debt repayments on the Notes for the nine months ended September 30, 2024.

In addition to the Term Loan Facility, our credit facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $2,500 million expiring in January 2028, and a 364-day senior unsecured revolving facility that provides borrowings of up to $1,000 million expiring in December 2024. As of September 30, 2024, there were no outstanding borrowings on either of the two revolving facilities.

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens securing debt, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted leverage ratio. As of September 30, 2024, we were in compliance with the covenant requirements, including the maximum consolidated net leverage ratio.

For additional details on debt and credit facilities, see Note 8, “Borrowings.”

Access to Capital and Credit Ratings
In connection with the Spin-Off, we accessed the capital markets and raised $10,250 million of debt by issuing $8,250 million of senior unsecured notes in November 2022, completed a drawdown of the Term Loan Facility of $2,000 million in January 2023, and arranged $3,500 million of revolving credit facilities to further support our liquidity needs. In the third quarter of 2024, we issued $1,000 million aggregate principal amount of senior unsecured notes due in 2029. We plan to continue to rely on capital markets, and we expect to have access to credit facilities to fund our operations. The cost and availability of debt financing will be influenced by our credit ratings and market conditions. Moody’s Investors Service (“Moody’s”), Standard and Poor’s Global Ratings (“S&P”), and Fitch Ratings (“Fitch”) currently issue ratings on our long-term debt. Our credit ratings as of October 23, 2024 are set forth in the table below.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended September 30, 2024, the Company continued to exit from various transition service agreements with GE, primarily related to IT systems that impact financial reporting. Consequently, responsibility for execution of related internal controls transferred to the Company, including general IT controls in connection with IT environment changes. Other than those discussed in the preceding sentences, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
4.1
Second Supplemental Indenture dated as of August 14, 2024, between GE HealthCare Technologies Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2024).

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
101
The following materials from GE HealthCare Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL (eXtensible Business Reporting Language); (1) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023; (2) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023; (3) Condensed Consolidated Statements of Financial Position as of September 30, 2024 and December 31, 2023; (4) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and 2023; (5) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE HealthCare Technologies Inc.
(Registrant)

October 30, 2024	/s/ George A. Newcomb
Date	George A. Newcomb, Controller & Chief Accounting Officer (authorized signatory)