Form 10-K
period 2024-12-31
GE HealthCare Technologies Inc.
filed 2025-02-13
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates as of June 28, 2024, the last business day of the registrants most recently completed second fiscal quarter, was approximately $33 billion. There were 457,298,310 shares of common stock with a par value of $0.01 per share outstanding as of February 6, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 28, 2025, is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business; financial performance, financial condition, and results of operations, including revenue, revenue growth, profit, taxes, earnings per share, and cash flows; the impacts of macroeconomic and market conditions and volatility on our business operations, financial results, and financial position and on supply chains and the world economy; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management; the Russia and Ukraine conflict; our operations as a stand-alone company; and risks related to foreign currency exchange, interest rates, and commodity price volatility. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; global geopolitical and economic instability, including as a result of the conflict between Ukraine and Russia, tensions in the Middle East, and changes in trade and tariff policy; public health crises, epidemics, and pandemics, and their effects on our business; changes in third-party and government reimbursement processes, rates, and contractual relationships, including related to government shutdowns, and changes in the mix of public and private payers; demand for our products, services, or solutions and factors that affect that demand; the delayed China stimulus and the ongoing anti-corruption campaign; our ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; our ability to successfully complete strategic transactions; the impacts related to our increasing focus on and investment in cloud, edge computing, artificial intelligence (“AI”), and software offerings; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; the impact of potential information technology (“IT”), cybersecurity, or data security breaches; maintenance and protection of our intellectual property rights, as well as maintenance of successful research and development efforts with respect to commercially successful products and technologies; our ability to attract and/or retain key personnel and qualified employees; environmental, social, and governance (“ESG”) matters; compliance with the various legal, regulatory, tax, privacy, and other laws to which we are subject, such as the Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws globally, and related changes, claims, inquiries, investigations, or actions; the impact of potential product liability claims; our level of indebtedness, as well as our general ability to comply with covenants under our debt instruments, and any related effect on our business; and our ability to operate effectively as an independent, publicly traded company. Please also see Item 1A, “Risk Factors” of this Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

PART I
ITEM 1. BUSINESS
GE HealthCare Technologies Inc. (“GE HealthCare,” the “Company,” “our,” or “we”) is a trusted partner and leading global healthcare solutions provider, innovating medical technology, pharmaceutical diagnostics, and integrated, cloud-first AI-enabled solutions, services, and data analytics. We have approximately 53,000 colleagues dedicated to our mission to create a world where healthcare has no limits. We operate at the center of the healthcare ecosystem, enabling precision care by increasing health system capacity, enhancing productivity, digitizing healthcare delivery, and improving clinical outcomes while serving patients’ demand for greater efficiency, access, and personalized medicine. Our products, services, and solutions are designed to enable clinicians to make more informed decisions quickly and efficiently, improving patient care from screening and diagnosis to therapy and monitoring. We have more than 125 years of experience and one of the strongest reputations in the global healthcare industry, built from our demonstrated record of delivering industry-defining innovation. This is complemented by our broad service capabilities and dedication to quality and integrity with a strong operational culture, deeply embedded in lean continuous improvement.

Precision care is expected to drive continued demand and the need for novel technologies and future innovation, as healthcare providers and researchers seek new solutions and tools for managing various disease states. The pursuit of precision care opportunities significantly expands our addressable markets to include integrated diagnostics, AI and machine learning-based clinical decision support, highly personalized therapies enabled by more precise diagnostics, and remote patient monitoring. The scale and breadth of our portfolio, combined with our innovation capabilities, position us to be a leading enabler of precision care.

We generate revenue from the sale of medical devices, consumable products, service capabilities, and digital solutions. We serve customers in over 160 countries with a global team of approximately 9,800 sales professionals and 8,300 field service engineers. Our customers are healthcare providers and researchers, including public, private, and academic institutions. We are organized into four business segments that are aligned with the industries we serve: Imaging, Advanced Visualization Solutions (“AVS”), Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”). Our portfolio of solutions addresses the biggest challenges facing healthcare providers and patients today, and helps drive better patient outcomes and improved productivity for customers. These qualities foster trust, loyalty, and partnership with our global customer base. Our revenues and operating profits vary from quarter to quarter. Financial results in the fourth quarter have historically been higher than in other quarters due to the spending patterns of our customers.

GE HealthCare Technologies Inc. is a Delaware corporation with corporate headquarters in Chicago, Illinois. On January 3, 2023, the General Electric Company, which now operates as GE Aerospace (“GE”), completed the spin-off of GE HealthCare (the “Spin-Off”). Refer to Note 1, “Organization and Basis of Presentation” for further information regarding the Spin-Off.

OUR SEGMENTS
We develop, manufacture, and market a broad portfolio of products, services, and complementary digital solutions used in the diagnosis, treatment, and monitoring of patients. We have a large, global installed base of medical imaging, ultrasound, and patient monitoring systems.

Effective July 1, 2024, Image Guided Therapies (“IGT”), previously part of the Imaging segment, was realigned to the Ultrasound segment to better match its clinical usage and realize stronger business and customer impact by providing the right image guidance in the right care setting. The Ultrasound segment was subsequently renamed Advanced Visualization Solutions. Following this realignment, the Company continues to have four reportable segments: Imaging, AVS, PCS, and PDx, as described below.

IMAGING.

GE HealthCare is a global leader in medical imaging with a comprehensive portfolio of scanning devices, clinical applications, service capabilities, and digital solutions. Our Imaging portfolio spans the care continuum and provides critical tools for clinicians, from initial screening and diagnosis, through therapeutic decision-making and monitoring of patient progression. Our products support providers in the delivery of care for a broad spectrum of clinical specialties, including oncology, cardiology, neurology, nuclear medicine, orthopedics, women’s health, pediatrics, and surgery.

Our Imaging portfolio includes five product lines and associated service capabilities: Molecular Imaging (“MI”), Computed Tomography (“CT”), Magnetic Resonance (“MR”), Women’s Health, and X-ray. We manage our Molecular Imaging and Computed Tomography product lines together (“MI/CT”) and our Women’s Health and X-ray product lines together (“WH/XR”).

•Molecular imaging enables the visualization, characterization, and quantification of functional processes taking place at the cellular and subcellular levels within patients. The images produced by MI systems allow clinicians to study the cellular and molecular pathways and mechanisms of disease in patients. We offer a complete MI solution from cyclotrons, chemistry synthesis, positron emission tomography (“PET”), computed tomography (“PET/CT”), PET/MR, and nuclear medicine to advanced digital and AI-enabled solutions. Our Molecular Imaging team works closely with the PDx segment and their innovations and collaborations with pharmaceutical companies.

•Computed tomography scans render 3D anatomical images of structures, such as bone, soft tissue, and air cavities using an X-ray tube that rotates around a patient. The images are used in a wide variety of applications, including the detection of tumors or lesions, blocked blood vessels in the brain, abnormal heart conditions, complex bone fractures, and internal injuries from trauma. Our comprehensive Computed Tomography portfolio includes multi-purpose and specialty scanners.

•Magnetic resonance is a non-invasive imaging technology that produces detailed anatomical images of almost every internal structure in the human body, such as the brain, spinal cord, heart, breast, kidneys, muscles, ligaments, and tendons. MR can also be used for functional imaging, and it is well-suited for disease detection, diagnosis, and treatment monitoring of a variety of conditions, including stroke, cancer, trauma, aneurysm, multiple sclerosis, cardiomyopathy, and congenital disorders. Our Magnetic Resonance portfolio includes scanners for a range of clinical capabilities through different bore sizes, magnetic field strengths, and scalable platforms.

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

We also offer a suite of AI-enabled software and applications that help clinicians improve productivity, address staff shortages, and deliver better patient outcomes. These software solutions and applications are upgradable through the lifecycle of the equipment and are especially beneficial for multi-site, multi-disciplinary networks that have complex operations. We also offer Picture Archiving and Communication Systems (“PACS”) and Radiological Information Systems to manage the storage and reporting of radiology images.

In addition to our core products, digital solutions, and service offerings, we provide complementary enterprise solutions, such as education and training and data integration services. Our broad enterprise solutions used along the imaging continuum enable us to drive connectivity across healthcare systems and throughout the product lifecycle.

ADVANCED VISUALIZATION SOLUTIONS.

GE HealthCare is a global leader in ultrasound, image guided therapies, and interventional solutions with a broad portfolio that spans the continuum of care, including screening, diagnosis, treatment, and monitoring of certain diseases. Our AVS business is focused on designing solutions that are aligned by specialties or care areas for specific clinical workflows to better serve the unique needs of our customers and improve patient outcomes. We continue to deliver innovative solutions to support interventional procedures, all with digital and AI-enabled solutions that help clinicians increase diagnostic confidence, while simplifying clinical and operational workflows.

The AVS segment has a portfolio that serves customers across two core areas: Specialized Ultrasound and Procedural Guidance. Specialized Ultrasound includes Comprehensive Care Ultrasound, and Women’s Health Ultrasound. Procedural Guidance includes CardioVascular and Interventional Solutions, and Surgical Innovations.

•Comprehensive Care Ultrasound includes systems that produce images to support precise screening, diagnosis, monitoring, and treatment across the whole body, including liver, thyroid, kidney, breast, vascular, and transcranial applications. These systems include point of care and handheld ultrasound devices to support clinical decision-making throughout various care pathways in diverse sites of care. Our systems combine high image quality with comprehensive clinical tools including measurement quantification, workflow automation, cross-modality networking, real-time and AI-enabled scan guidance, and cloud-based technologies with versatility, accessibility, and portability required to deliver care.
•Women’s Health Ultrasound provides systems to support obstetrics, gynecology, and assisted reproductive medicine. These care areas require specially designed ultrasound products that account for patient comfort and workflow constraints to enable practitioners to provide higher-quality screening, exams, and procedural care, and give clinicians images with the clarity and definition they need to focus on early detection and intervention.
•CardioVascular and Interventional Solutions provides clinicians with tools to diagnose, treat, and monitor cardiovascular conditions with precision and confidence as well as technologies to help assist clinicians and surgeons during open surgeries and minimally invasive and interventional procedures. This includes ultrasound systems used to assess the structure and function of the heart, as well as real-time advanced X-ray imaging that integrates with ultrasound and other imaging and diagnostic systems. These technologies support planning, guiding, and assessing a variety of surgical procedures like cardiac interventions and those that involve insertion of devices like deep brain stimulators, spinal implants, and other neurological devices.

•Surgical Innovations products are used in the operating environment and include a broad portfolio of advanced mobile surgical C-arms that meet clinical needs for surgical imaging and are designed to be easily maneuverable in crowded operating rooms and adaptable for various surgical procedures. Surgical visualization and guidance technology expands the use of ultrasound beyond diagnostics to provide real-time information during surgical procedures to help guide interventions and navigate inside the human body.

Each clinical area is supported with our digital and AI-enabled ultrasound solutions that are designed to deliver optimal, simplified, and scalable clinical and operational workflows. They are designed to increase efficiencies that support care for more patients by: providing AI-guided ultrasound to help clinicians of all experience levels acquire quality diagnostic images; eliminating keystrokes to shorten exam time; and providing clinical decision support tools. Clinicians are further supported by our broad probe portfolio which includes specialized probes for interventional procedures. Our equipment, digital, and AI solutions are complemented by service offerings that are highly regionalized according to local requirements, varying customer needs, and cross-modality service strategies.

PATIENT CARE SOLUTIONS.

GE HealthCare’s PCS segment is a leading global provider of medical devices, proprietary parameters and consumables, services, and digital solutions that acquire and transform complex clinical data into real-time visualization and clinical decision support to ease the way to more confident patient care and improve patient outcomes. These solutions form a broad and integrated portfolio that support patient care needs and care teams within and beyond most acute healthcare environments.

Our PCS portfolio serves care teams and healthcare systems across multiple patient care needs including Monitoring Solutions and Life Support Solutions. Monitoring Solutions includes Patient Monitoring, Diagnostic Cardiology, Consumables and Services portfolio, and Digital Solutions. Life Support Solutions includes Maternal Infant Care and Anesthesia.

•Our flexible Patient Monitoring solutions enable clinicians to flex care based on a patient’s acuity and across the care continuum. Our portfolio ranges from spot-check to continuous patient monitoring, including comprehensive multi-parameter monitors; central stations; continuous, wearable, and mobile monitors; transport monitors; cardiac telemetry solutions; spot-check monitors; and visualization, alarm distribution, and care team collaboration solutions. Our Patient Monitoring business includes proprietary parameters and complementary consumables as well as original equipment manufacturers’ parameters that are integrated into our monitoring fleet, of which a significant portion represents recurring revenue streams.
•In Diagnostic Cardiology, we offer electrocardiogram (“ECG” or “EKG”) solutions, that are usually the first diagnostic tool to detect cardiovascular disease, a leading cause of death globally. We provide resting ECG devices, stress ECG devices, and ECG management digital solutions, including interpretation algorithms. Our ECG ecosystem obtains, interprets, and stores ECGs captured from devices in both hospital and home settings, supporting patients and clinicians along the continuum of cardiology care.
•Our Consumables and Services portfolio consists of approximately 1,000 consumables that are used throughout the hospital primarily with our monitors and therapy devices, such as blood pressure, ECG, pulse oximetry, temperature, respiratory rate, blood oxygen level, and brain activity. Our service offerings are flexible and can range from preventative maintenance to comprehensive, onsite biomedical service engineering contracts. Both our consumables and services provide our customers with ongoing clinical impact and protect their capital investment while providing us with recurring revenue streams.
•The Patient Care Solutions portfolio also includes digital solutions that provide clinical decision support in acute and other care settings, simplifying clinical and operational workflows to drive efficiencies and helping improve delivery of precision medicine and patient outcomes. These solutions aggregate and integrate clinical data from various devices across care settings in real time and simplify visualization to guide clinical and operational decisions, enabling more efficient care team collaboration, virtually. These solutions are interoperable and vendor-agnostic to integrate with customer environments in a multi-vendor setting and provide a recurring revenue stream.
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
•Anesthesia products offer life support solutions via ventilation technology and are used by anesthesiologists and nurse anesthetists to ventilate and deliver general anesthetic drugs to patients during surgeries. Our products are installed in many operating rooms, non-operating room anesthesia environments, and ambulatory surgical centers across the world.

Our broad portfolio of connected devices and digital solutions is complemented by a comprehensive suite of service offerings, including parts, labor, and training, as well as emerging data, analytics, and networking solutions enabled by AI to aid our customers in improving uptime and efficiency of their medical technology fleets.

PHARMACEUTICAL DIAGNOSTICS.

GE HealthCare is a leading supplier of contrast and radiopharmaceutical imaging agents to the global radiology and nuclear medicine industries. These agents help clinicians assess patients to enable more precise diagnoses, monitor disease progression, and enable better therapy selection. We distribute products globally that help meet patient and procedural needs across a multitude of modalities. PDx’s diagnostic agents are complementary to the imaging and ultrasound devices we offer, including CT, angiography and X-ray, MR, single-photon emission computed tomography (“SPECT”) and PET, and are also compatible with systems from other equipment vendors.

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

Our PDx business develops and produces two types of imaging agents: contrast media and radiopharmaceuticals.

•Contrast media are pharmaceuticals that are administered to a patient prior to certain diagnostic scans in order to increase the visibility of tissues or structures during imaging exams. Contrast media increases the diagnostic value of imaging and can be critical in the visualization of small or nuanced areas of diagnostic interest, such as cancer lesions or vascular structures, and to plan medical interventions, such as angioplasties, biopsies, or radiation therapy. We offer contrast media to three imaging modality groups: (1) CT, angiography, and X-ray, (2) MR, and (3) Ultrasound. Our business also includes contrast injection devices that are automated devices used to monitor and control the injection of contrast into patients, providing valuable productivity benefits in the imaging suite. We offer contrast injectors through collaborations with third-party original equipment manufacturers.
•Radiopharmaceuticals, or molecular imaging agents, are molecular tracers labeled with radioisotopes that are injected into a patient prior to a diagnostic imaging scan. These agents work by accumulating in an area of diagnostic interest, such as a tumor, and emitting energy that is detected by a SPECT or PET scanner. Because they have specific molecular targets, they allow visualization and assessment of cell function, providing a more detailed dimension of biological activity. Our radiopharmaceuticals support diagnosis and therapy selection in various care areas, such as neurology, cardiology, and oncology, and are also used by pharmaceutical companies and researchers in selecting target populations for clinical trials.

Our unique combination of imaging equipment and pharmaceutical diagnostics enables building capabilities across disease states through diagnostic pharmaceuticals, hardware, software, and AI and digital solutions. Our strong portfolio of diagnostic agents and advanced global supply chain, combined with our imaging, cyclotron, and advanced visualization software, positions us to grow in existing markets as well as emerging adjacencies.

ACQUISITIONS

Our business strategy includes the acquisition of technologies and businesses that expand or complement our existing business. Refer to Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for further information.

RESEARCH AND DEVELOPMENT ACTIVITIES

Our research and development (“R&D”) efforts focus on scientific discovery and research into promising technologies that lead to potential healthcare applications, creating new products, services and solutions, discovery of novel clinical applications for on-market products and solutions, and enhancing our existing products to help improve outcomes for customers and their patients. We deliver value through innovative medical technology solutions across the patient care continuum (including screening, diagnosis, and therapy, monitoring) by leveraging hardware, software, AI, and digital technologies. We engage in and sponsor clinical research and product development through collaborations with universities, medical centers, and other organizations. We occasionally enter into agreements with third parties related to collaboration on R&D activities associated with the development of new or innovative products.

INTELLECTUAL PROPERTY

We have a substantial portfolio of intellectual property (“IP”). We rely on a combination of patent, design, utility model, trademark, copyright, trade secret, and regulatory exclusivity period protections, as well as confidentiality agreements to protect our IP. Our IP team collaborates with our R&D and product teams to develop product-line-focused IP strategies and secure IP rights as appropriate. We generally file patent applications in the United States and other countries that have strong technology patent protections. We also license from third parties a variety of IP that complements our internal R&D efforts and our product offerings. While, in aggregate, our patents and other IP are vital to our operations, we do not consider any single IP asset or group of assets to be of material importance to any segment or to the business as a whole; rather, we believe understanding our customers’ needs, technology expertise, and manufacturing know-how are critical for our business.

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

We believe that invention leads to value for our customers and stakeholders, and that a culture of innovation across GE HealthCare is a core element of our success.

As part of the Spin-Off from GE, we secured IP specific to our business and GE granted us a license to use other IP required for our business. We also entered into a long-term trademark license agreement with GE that enables GE HealthCare to continue building upon our brand.

COMPETITORS

The global medical technology industry is highly competitive and includes global and regional participants of all sizes that can vary by product line. Because of the diversity of our products and offerings, we face a wide variety of competitors, including a broad range of manufacturers, third-party distributors, and service providers. In the industries we serve, we believe our primary global competitors include Siemens Healthineers, Philips Healthcare, Canon, Mindray, and United Imaging, among others. In our PDx business segment, we primarily compete with Bayer, Bracco, Guerbet, and Curium. We also both compete and partner with various digital health and healthcare AI participants.

While key competitive factors and trends vary among our segments, these typically include value, quality and performance, safety, delivery speed, service and support, technology and innovation, software offering, and brand reputation. For further discussion of risks related to competition, please refer to Item 1A. “Risk Factors.”

HUMAN CAPITAL

We are a purpose-driven global workforce of approximately 53,000 colleagues with an average tenure that reflects a strong, engaged culture. Our colleagues are committed to serving our customers and enabling them to provide high quality patient care. Our Cultural Operating Principles emphasize safety for patients, customers, and colleagues; servant leadership with unyielding integrity; and fostering a sense of belonging for every one of our colleagues to fulfill our mission of delivering precision care innovation. We monitor our human capital priorities throughout the year, including as a part of our monthly business operating reviews. Our senior leadership is a diverse and global team of industry veterans with the skills and expertise required to lead a large, global, publicly listed medical technology, pharmaceutical diagnostics, and digital solutions company. We embrace a workplace where every voice makes a difference and helps build a healthier world.

Below are our human capital priorities:
•Protect the health and safety of our workforce: Safety is integrated into everything we do, from manufacturing to installation, operation, and service. We are committed to prioritizing safety over delivery and cost. We maintain rigorous health and safety standard protocols across our businesses that are designed to align with regulatory requirements, industry practices, and company values. Our efforts extend to promoting the mental and emotional health and well-being of our workforce.

•Evolve our culture: Our senior management team continues to lead our company through a transformational period, having completed the Spin-Off in January 2023 and now executing on our next phase as a public company. We have aligned the organization around Cultural Operating Principles that represent a shared understanding of how we expect colleagues to work with each other and interact with stakeholders to enable our growth strategy, deliver on our purpose, and create value for our colleagues, customers, patients, stockholders, and communities. Our culture amplifies the value of each person’s unique identity, background, and experiences. We are committed to fostering a culture in which every colleague feels empowered to do their best work because they feel accepted, respected, and a sense of belonging. We have objective measures in place to gauge the progress of our culture.

Our Cultural Operating Principles are:
•Serve our people, patients, and customers;
•Lead with a lean mindset;
•Empower entrepreneurial spirit;
•Deliver the future of healthcare; and
•Winning with an inclusive team.

•Attract, develop, and cultivate our talent: GE HealthCare’s approach to talent management is designed to facilitate strong individual and company performance, foster innovation, enhance employee engagement, and drive sustainable organizational growth. This starts with attracting qualified candidates to the organization with a strong company value proposition and competitive total rewards. A key pillar of our talent strategy is having senior management-led talent processes that yield succession readiness, strong leaders, and a more engaged, productive, and retained workforce. Ensuring professional development and continuous learning of our colleagues remains a fundamental priority for the organization as a whole.

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
•Ownership-oriented;
•Competitive, motivating, and fair; and
•Simple and transparent.

Of our approximately 53,000 colleagues, 17,000 are located in the United States and 7,000 in China, our next largest country. We have approximately 900 union-represented manufacturing colleagues in the United States. GE HealthCare’s relationship with employee-representative organizations outside the United States takes many forms, including in Europe where GE HealthCare engages the representative bodies for colleagues, such as works councils and trade unions, in accordance with local law. We strive to unlock the ambition of all our people so they can innovate, grow, and reach their full potential. Our well-established colleague development strategy allows us to attract and retain innovative leaders, which is instrumental to our long-term success.

SUSTAINABILITY

GE HealthCare is committed to delivering products and solutions that build a healthier and more sustainable world for current and future generations. We have an ESG program and governance structure that is aligned with our business strategy, the priorities of our stakeholders, our goals and ambitions, and our need to adapt to changes in societal, environmental, and regulatory expectations.
The Board of Directors (the “Board”) oversees management’s establishment and execution of corporate strategy, along with our ESG program and activities. Our Enterprise Stewardship Program Committee, a committee of our management team, works in partnership with all segments, regions, and functions to support GE HealthCare’s ongoing goals in connection with environmental stewardship, corporate social responsibility, human capital, governance, and sustainability. It proactively identifies, assesses, and responds to risks and opportunities that could impact the company’s business and operations, and implements GE HealthCare’s sustainability strategy, while maintaining transparent and open communication with stakeholders.

We have five focus areas that build upon our long-standing commitments to innovation, product quality, and integrity. They are:
•Expanding access to quality healthcare;
•Promoting a culture of belonging for all;
•Mitigating our climate impact and improving resiliency;
•Advancing the circular economy and environmental design; and
•Protecting patient data and cybersecurity

More information on our ESG program can be found in our annual Sustainability Report available on our website (which is not incorporated by reference herein).

SALES AND DISTRIBUTION MODEL

GE HealthCare deploys a global multi-channel commercial model consisting of approximately 9,800 sales professionals and a network of over 5,000 indirect third-party partners. Our reach into top hospitals and health systems is evidenced by our long-standing collaborations with leading institutions around the world. Our commercial model is organized according to the needs of our customers and includes global and regional marketing, regional inside sales teams, field-based sales teams, sales agents, and distributors. Our equipment sales representatives partner closely with their service sales counterparts to position both equipment contracts and long-term maintenance agreements along with system upgrades and software as a service (“SaaS”) agreements. We complement our direct and indirect sales channels with end-to-end virtual sales teams. Our direct and indirect channel mix helps us expand our market coverage, increase customer satisfaction, and win more business in broad geographies and emerging markets. In developed markets, we supplement our commercial model with strategic account executive and collaboration teams that bring the depth and breadth of our overall portfolio to the senior leadership of our top customers to deliver long-term commercial collaborations, which can be tied to specific outcomes.

GLOBAL INTEGRATED SUPPLY CHAIN, SOURCING, AND LOGISTICS

Our sourcing, production, and distribution network is managed globally while our products are manufactured at and distributed by facilities serving specific regions. We believe our global scale, complemented by local focus, allows us to provide our customers with improved supply chain security, reduced costs, and compliance with regional or national trade and marketing requirements. We have manufacturing, assembly, and pharmaceutical production in 43 facilities across 17 countries. We use globally managed and coordinated quality assurance programs across our manufacturing and distribution facilities, and we regularly inspect and audit our sites. We hold our suppliers to the same rigorous operating standards. Our supply chain design drives resilience and redundancy, including maintaining buffer capacity, diversifying our sourcing and manufacturing bases, and utilizing advanced risk-focused analytics.

REGULATION

REGULATION OF MEDICAL DEVICES AND PHARMACEUTICAL PRODUCTS.

The development, manufacturing, marketing, sale, promotion, and distribution of medical devices and pharmaceutical products are subject to stringent government regulation globally. We commit extensive resources to maintain compliance with these regulations.

The U.S., European Union (“EU”), and China are our most significant regions based on revenue and the regulatory landscape within these regions. The Food and Drug Administration (“FDA”) in the United States, the European Medicines Agency (“EMA”) (for pharmaceuticals) and European National Competent Authorities and Notified Bodies (for devices) in Europe, the National Medical Products Administration (“NMPA”) in China and other government agencies, such as state and local authorities, in the United States, Europe, and China, administer strict requirements governing the design, development, testing, performance, safety, quality, manufacturing, packaging, labeling, distribution, import/export, sale, servicing, marketing, and post-market surveillance of medical products, including medical devices and pharmaceutical products. In addition, we are subject to applicable national and sub-national laws and regulations of other countries.

Our ability to market and sell our products globally depends upon our compliance with the laws and regulations in each jurisdiction in which we develop, manufacture, or distribute our products. This requires, among other things, compliance with laws and regulations related to developing, testing, conducting clinical trials if needed, and receiving appropriate marketing authorization from the appropriate regulatory authorities prior to commercialization of our products where necessary. We are also subject to extensive laws and regulations requiring ongoing compliance and monitoring of our products throughout the product lifecycle. For example, we have extensive processes and procedures for monitoring the post-market safety and performance of our products, reporting applicable events to regulators, and taking action to address potential safety or quality concerns where needed. In addition, regulators across the globe have the authority to conduct periodic inspections of our facilities, products, and Quality Management System processes and procedures to evaluate our compliance with applicable laws and regulations. Regulators also monitor our advertising and promotion of products for compliance with applicable laws and regulations.

Complying with requirements imposed on our products and business is an ongoing process as we introduce additional products and/or product modifications and seek to comply with changing legal and regulatory requirements. The time required to obtain authorization to market and sell products varies by country. The ability to comply with global post-market requirements requires extensive and ongoing resources. An enforcement or adverse action by a regulator could limit our ability to obtain regulatory authorizations or impact our ability to develop, market, distribute, or otherwise make our products available, depending on the nature of the action.

DATA PRIVACY LAWS.

Due to our extensive global footprint and handling of personal data as both a data controller (on our own behalf) and data processor (on behalf of third parties, primarily customers), we are also subject to an extensive collection of global laws and regulations protecting the privacy, security, and integrity of the personal data, sensitive personal data, and patient health information that we create, receive, use, and maintain as a business.

Among the most relevant and material to our business, based on the volume and sensitivity of the data at issue, are: the U.S. Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information and Technology for Economic and Clinical Health Act (collectively “HIPAA”); the EU General Data Protection Regulation (Regulation (EU) 2016/679) (“GDPR”), similar U.K. legislation resulting from the European Union (Withdrawal) Data Act of 2018 (“U.K. GDPR”), and other EU country-level laws; the Lei Geral de Proteção de Dados Pessoias (“Brazil LGPD”); the various laws and accompanying regulations in China governing data privacy and cybersecurity (e.g., the Cybersecurity Law of the People’s Republic of China, Personal Information Protection Law (“China PIPL”) & Data Security Law (“China DSL”)), the Digital Personal Data Protection Act of India, and significant privacy legislation recently adopted in the Middle East and Africa Personal Data Protection Law (“PDPL”) Royal Decree No. M/19 on September 16, 2021. In addition, there are also various U.S. state-level laws (e.g., the California Consumer Privacy Act), country regional laws, and proposed legislation that we monitor for applicability and impact to our business. These laws present a continuing challenge to businesses to structure their data collection, storage, use, and cross-border transmission in a compliant manner.

Many of these laws impose a significant compliance burden on organizations within their scope, and failure to comply can result in a variety of sanctions, including, with respect to GDPR, administrative fines for the most serious compliance failures up to 4% of a company’s global total annual revenue of the preceding fiscal year. While there have been some recent enforcement actions by EU country-level data protection authorities resulting in substantial fines pursuant to GDPR, there remains uncertainty as to how data protection authorities throughout the rest of the globe will choose to interpret and enforce violations of applicable privacy laws and regulations (e.g., Brazil LGPD, China PIPL). Furthermore, these laws and regulations are continuously evolving, and further clarification in the form of implementing rules, guidelines, and related guidance from the data protection authorities is necessary to understand the full picture of the compliance obligations imposed on businesses within their scope. Additionally, in recent years, the EU has introduced upcoming legislation that would regulate the use and transfer of non-personal, technical data only.

GLOBAL HEALTHCARE COMPLIANCE.

The marketing, promotion, and sale of medical devices, drugs, and services are regulated by the U.S. Department of Health and Human Services and comparable U.S. state and non-U.S. governments and agencies responsible for reimbursement and regulation of the delivery of healthcare items and services, representing government’s interest in regulating the quality and cost of healthcare. Industry trade associations (such as Advanced Medical Technology Association (“AdvaMed”) and MedTech) increasingly provide guidance on applicable laws and regulations.

U.S. federal healthcare laws apply when we or our customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally funded healthcare programs, including laws related to kickbacks, false claims, self-referrals, and healthcare fraud and abuse. Similar state false claims, anti-kickback, anti-self-referral, and insurance laws also apply to state-funded Medicaid and other healthcare programs and private third-party payers. Any failure to comply with these laws and regulations could subject us or our officers and colleagues to criminal and civil financial penalties and expose us to civil liability and risk of further enforcement action under the U.S. Anti-Kickback Statute (“AKS”), the False Claims Act (“FCA”), or other healthcare fraud and abuse laws. In addition, as a manufacturer of U.S. FDA-cleared and -approved devices and drugs reimbursable by federal healthcare programs, we are subject to the U.S. federal Physician Payments Sunshine Act (the “Sunshine Act”), which requires us to annually track and report to the federal government certain payments and other transfers of value we make to U.S.-licensed physicians and other healthcare professionals or U.S. teaching hospitals. Similar laws exist in some U.S. states as well.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies from making improper payments to or otherwise engaging in bribery of government officials. These laws apply to many of our customer interactions, as healthcare professionals in other countries are often considered government officials, and in some cases lay out requirements of how to operationalize compliance with the legal requirements. Countries outside the United States have enacted similar local laws requiring medical device companies to report transfers of value to healthcare providers licensed in those countries. Failure to comply with these laws may expose us to criminal and civil enforcement actions, monetary fines and penalties, and reputational harm.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table presents the names, ages, and positions of our executive officers as of the date of this Annual Report.

Name	Age	Position
Peter J. Arduini	60	President, Chief Executive Officer, and Director
James K. Saccaro	52	Vice President and Chief Financial Officer
Adam Y. Holton	54	Chief People Officer
Frank R. Jimenez	60	General Counsel and Corporate Secretary
Taha Kass-Hout	53	Chief Science and Technology Officer
Kevin M. O’Neill	56	President and CEO, Pharmaceutical Diagnostics
Philip Rackliffe	51	President and CEO, Advanced Visualization Solutions
Roland Rott	53	President and CEO, Imaging
Kenneth Stacherski	54	Chief Global Supply Chain and Service Officer
Thomas J. Westrick	56	President and CEO, Patient Care Solutions

The following are brief biographies describing the backgrounds of our executive officers.
Peter J. Arduini. Mr. Arduini was appointed as our President and Chief Executive Officer in connection with our Spin-Off from GE. He served as the President and Chief Executive Officer of GE’s healthcare business from January 2022 until the Spin-Off. Previously, Mr. Arduini was the President and Chief Executive Officer of Integra LifeSciences (“Integra”), a global medical technologies and solutions company, from January 2012 to December 2021. During his tenure as Chief Executive Officer, the Integra portfolio evolved significantly to a faster growing and more profitable company through multiple acquisitions and a sustainable research and development pipeline.

Prior to Integra, Mr. Arduini worked at Baxter Healthcare as President of its Medication Delivery division. Before Baxter Healthcare, he spent 15 years at GE’s healthcare business in a variety of leadership roles in the United States and globally, including leading the Computed Tomography and Molecular Imaging business, Healthcare Services, and U.S. sales. Mr. Arduini serves on the boards of the Bristol-Myers Squibb Company (NYSE: BMY), where he serves as chair of the compensation and management development committee; AdvaMed, where he serves as Chairman of the Board; and the National Italian American Foundation.
James K. Saccaro. Mr. Saccaro has served as our Vice President and Chief Financial Officer since June 2023. Previously, Mr. Saccaro served as the Chief Financial Officer of Baxter International Inc. (NYSE: BAX) (“Baxter”), a multinational healthcare company, starting in 2015. He held a variety of positions of increasing responsibility at Baxter from 2002 through 2013, including Vice President of Financial Planning and Analysis; Vice President of Finance for Baxter’s operations in Europe, the Middle East, and Africa; Vice President of Strategy; and Corporate Vice President and Treasurer. Mr. Saccaro served as Senior Vice President and Chief Financial Officer of Hill-Rom Holdings, Inc. from 2013 to 2014 prior to rejoining Baxter as Special Assistant to the Chief Executive Officer in 2014. Prior to Baxter, he held strategy and business development positions at Clear Channel Communications and The Walt Disney Company.

Adam Y. Holton. Mr. Holton has served as our Chief People Officer since June 2024. Previously, Mr. Holton served as Chief People Officer of Amedisys, a home health company, from October 2022 to June 2024. Prior to that role, he served as Chief Human Resources Officer at Numotion, a provider of rehab technology from February 2019 to October 2022. Mr. Holton also previously worked as Senior Vice President of Human Resources at USAA, a financial services company and as Chief Human Resources Officer at CHS Inc., a Fortune-100 agricultural cooperative. Earlier in his career, Mr. Holton worked at GE, including GE’s healthcare business. He has served on the Board of Sierra Delta since February 2018 and served as Board Chair from November 2018 until November 2023.

Frank R. Jimenez. Mr. Jimenez has served as our General Counsel and Corporate Secretary since our Spin-Off from GE. He served as the General Counsel of GE’s healthcare business from February 2022 until the Spin-Off. Previously, Mr. Jimenez served as Vice President, General Counsel and Corporate Secretary of Raytheon Company, a defense contractor, from January 2015 to April 2020 and, following Raytheon’s merger with United Technologies Corporation, as Executive Vice President and General Counsel (April 2020 to December 2021) and Special Advisor to the Chairman and Chief Executive Officer (December 2021 to February 2022) of Raytheon Technologies Corporation, an aerospace and defense company. In prior public company positions, Mr. Jimenez served as General Counsel of Bunge Limited, ITT Corporation, and ITT spin-off Xylem Inc. In prior public service positions, Mr. Jimenez served as General Counsel of the Navy, Deputy General Counsel of the U.S. Department of Defense, Principal Deputy General Counsel of the Navy, Chief of Staff at the U.S. Department of Housing and Urban Development, and Deputy Chief of Staff and Acting General Counsel for former Florida Governor Jeb Bush. He was previously a litigation partner at Steel Hector & Davis LLP (now Squire Patton Boggs LLP). Mr. Jimenez serves on the boards of Huntington Ingalls Industries (NYSE: HII), where he serves on the compensation committee and the governance and policy committee; the Ann & Robert H. Lurie Children’s Hospital of Chicago and Medical Center; and Equal Justice Works, where he serves as Chairman. He also serves on the advisory boards of the Columbia University Mailman School of Public Health and the Yale Law School Center for the Study of Corporate Law, as well as on the University of Miami President’s Council.

Taha Kass-Hout. Dr. Taha Kass-Hout, MD, MS, has served as GE HealthCare’s Global Chief Science and Technology Officer since January 2023. Merging his background in interventional cardiology with AI and machine learning, he is driving advancements in AI-based medical imaging, diagnostics, and health system operational efficiency. Prior to his role at GE HealthCare, Dr. Kass-Hout served as Vice President of Machine Learning, Distinguished Engineer, and Chief Medical Officer at Amazon from May 2017 to January 2023, where he led the company’s health AI strategy, technologies and solutions, including Amazon Comprehend Medical, AWS HealthLake, and Amazon Pharmacy. He also played a critical role in establishing Amazon’s COVID-19 diagnostics lab, including Amazon’s first U.S. FDA authorization for testing its associates globally—later offered to the public for at-home testing. From 2013 to 2016, Dr. Kass-Hout was the first Chief Health Informatics Officer at the FDA, where he championed data transparency through initiatives including openFDA and precisionFDA. Dr. Kass-Hout is also the current Chair of the AdvaMed Digital Health Tech Division Board of Directors.

Kevin M. O’Neill. Mr. O’Neill has served as our President and Chief Executive Officer, Pharmaceutical Diagnostics since the Spin-Off. He served as Chief Executive Officer, Pharmaceutical Diagnostics of GE’s healthcare business from July 2017 until the Spin-Off and served as President and Chief Executive Officer, GE Ireland and U.K., from January 2018 until the Spin-Off. Prior to that, he was the Chief Financial Officer of the Life Sciences division of GE’s healthcare business starting in August 2013. Mr. O’Neill has over 20 years of experience with GE, beginning in the Energy services business in the U.K. and U.S. followed by a series of chief financial officer roles in GE’s healthcare business, including in the Life Sciences business, supply chain, Western Europe, and the PDx business. Prior to joining GE, Mr. O’Neill was Financial Controller for Eurostar, the European high-speed train operator.

Philip Rackliffe. Mr. Rackliffe has served as our President and Chief Executive Officer, Advanced Visualization Solutions since July 2024. Previously, Mr. Rackliffe served as President and Chief Executive Officer of our IGT business from August 2022 to June 2024. From October 2019 to August 2022, Mr. Rackliffe served as the Chief Executive Officer of Centerline Biomedical, a biomedical device and imaging company. He has over 25 years of global experience in medtech, medical device, imaging and pharmaceutical companies, both public and private, including Baxter, Boston Scientific, and Pfizer.

Roland Rott. Mr. Rott has served as our President and Chief Executive Officer, Imaging since July 2024. Prior to that, Mr. Rott served as our Chief Executive Officer, Ultrasound from the Spin-Off to June 2024. He served as Chief Executive Officer, Ultrasound of GE’s healthcare business from April 2021 until the Spin-Off. Mr. Rott joined GE’s healthcare business in 2011 and has held several leadership roles including in the global Women’s Health Ultrasound and Ultrasound IT segments as well as Maternal Infant Care. Before joining GE, Mr. Rott was Managing Director, Europe, the Middle East, and Africa and Asia Pacific, and Executive Board Member of Exact Holding. In his early career, he had an entrepreneurial start, founding and successfully exiting two software companies in Austria.

Kenneth Stacherski. Mr. Stacherski has served as the Chief Global Supply Chain and Service Officer of GE HealthCare since the Spin-Off. He served as the Chief Global Supply Chain and Service Officer of GE’s healthcare business from October 2022 until the Spin-Off. Previously, from July 2021 to October 2022 he served as the Chief Operations Officer of Array Technologies, a solar tracking company, where he led the company’s global integrated supply chain strategy. Before joining Array Technologies, Mr. Stacherski served for over ten years in various leadership roles with Honeywell, a diversified technology and manufacturing company, including Vice President of Integrated Supply Chain from October 2019 to June 2021; Vice President of Enterprise Digital Transformation from November 2018 to October 2019; Vice President of Portfolio Transformation from October 2017 to October 2018; Vice President and General Manager of Honeywell UOP from April 2016 to October 2017; Vice President of Procurement, Logistics, and Trade Compliance from May 2013 to April 2016; and Global Director of Integrated Supply Chain from June 2011 to May 2013. Prior to Honeywell, he acted as President and Chief Operating Officer of Composite Technologies Corporation and spent 13 years at Ford Motor Company.

Thomas J. Westrick. Mr. Westrick has served as our President and Chief Executive Officer, Patient Care Solutions since the Spin-Off. He served as Chief Executive Officer, Patient Care Solutions of GE’s healthcare business from September 2020 until the Spin-Off. Previously, he led the Global Quality, Medical, Regulatory Affairs and Global Research organization for GE’s healthcare business from January 2016 to September 2020. Mr. Westrick joined GE’s healthcare business in 2003 as Global Controller and Chief Accounting Officer. He was also named Chief Risk Officer in 2010 and was responsible for leading a comprehensive enterprise risk management program. Prior to joining GE’s healthcare business, Mr. Westrick spent 13 years in public accounting with Arthur Andersen LLP and Deloitte & Touche LLP in the audit and consulting practice serving a variety of complex global companies.

ETHICS AND GOVERNANCE

We have adopted The Spirit & The Letter (GE HealthCare’s code of conduct), which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Our code of ethics is available free of charge on our website, gehealthcare.com, and will be provided free of charge to any stockholder submitting a written request to: Corporate Secretary, GE HealthCare Technologies Inc., 500 W. Monroe Street, Chicago, IL 60661. We will disclose any waiver we grant to an executive officer or director under our code of ethics, or certain amendments to the code of ethics, on our website.

In addition, we have adopted Governance Principles and charters for each of the three standing committees of our Board. All of these materials are available on our web site, gehealthcare.com, and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, GE HealthCare Technologies Inc., 500 W. Monroe Street, Chicago, IL 60661.

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

ITEM 1A. RISK FACTORS

SUMMARY OF RISK FACTORS.

An investment in our company is subject to a number of risks. These risks relate to our business; competition; the healthcare industry; data privacy and cybersecurity; laws surrounding quality, regulation, and compliance; geopolitical megatrends; financing and capital markets activities; and our common stock. Any of these risks and other risks could materially and adversely affect our business, results of operations, cash flows, and financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. Some of the more significant challenges and risks we face include the following:

•We operate in highly competitive markets, competition may increase in the future, and our industry may be disrupted, requiring us to lower prices or resulting in a loss of market share, and our inability to successfully complete strategic transactions could adversely affect our business.

•Global geopolitical instability, such as continuing uncertainties and challenging conditions in regional economies and global economic instability, such as public health crises, have and could in the future adversely affect our business, customers, and suppliers.

•Efforts by public and private payers to control the growth of healthcare costs may lead to lower reimbursements or increased utilization controls related to the use of our products by healthcare providers, which may affect the price of and demand for our products, services, or solutions.

•Our increasing focus on and investment in cloud, edge computing, AI, and software offerings present risks to our business. We may not be successful in driving the global deployment and customer adoption of digital offerings characterized by digital applications and solutions.

•Our inability to manage our supply chain or obtain supplies of components or raw materials, as well as any interruption in the operations of our facilities, our suppliers’, customers’, or third-party providers’ facilities, has restricted, and could continue to restrict, the manufacturing of products, cause delays in delivery, impair our ability to deliver products or provide services or significantly increase our costs.

•If we do not successfully manage our collaboration arrangements, licensing arrangements, joint ventures, or strategic alliances with third parties, we may not realize the expected benefits from such arrangements, which could adversely affect our business.

•Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted cyber crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, and we may be unable to obtain, maintain, protect, or effectively enforce our IP rights, which could adversely affect our business.

•If we are unable to attract or retain key personnel and qualified employees or maintain relations with our employees or other employee representatives, it could adversely affect our business.

•Increasing attention to ESG matters, including environmental, health, and safety (“EH&S”) matters, may impose additional costs and expose us to new risks.

•Our research and development efforts may not succeed in developing commercially successful products and technologies, which could adversely affect our business.

•If our Spin-Off from GE is determined to be a taxable transaction, it could result in significant tax liability to GE and its stockholders and we could have an indemnification obligation to GE, which could adversely affect our business, financial condition, cash flows, and results of operations.

•Our business operations are tightly regulated by the U.S. FDA and equivalent global agencies and are subject to extensive laws and regulations, including the Foreign Corrupt Practices Act (the “FCPA”), similar anti-corruption and anti-bribery laws, anti-kickback and false claims laws, antitrust and competition laws, and stringent privacy laws and information securities regulations, and applicable tax laws and any changes thereto or violations thereof could have a material adverse effect on our business.

•We are subject to laws and regulations governing government contracts, public procurement, and government reimbursements in many jurisdictions, as to which the failure to comply could adversely affect our business.

•In addition to potential litigation, arbitration, and governmental proceedings, we are exposed to risks associated with product liability claims that have been and may be brought against us or as a result of the actions or inactions of our customers or third parties that are outside of our control.

•Developments following regulatory authorization, including results in post-approval device or pharmaceutical Phase 4 trials or other studies, could adversely affect sales or decrease demand for our medical devices or pharmaceutical products.

•Our certificate of incorporation provides that certain courts in the State of Delaware or the federal district courts of the United States will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

•Complying with our requirements under our debt instruments could adversely affect our business, results of operations, cash flows, and financial condition.

•We have significant postretirement benefit liabilities, including pension, healthcare, and life insurance benefits obligations, and the actual costs and related cash flows of these obligations are uncertain and could exceed current estimates.

•Changes in foreign currency exchange rates, equity prices, and interest rates, and unfavorable changes in economic conditions or uncertainties that effect the capital markets could adversely affect our financial performance.

•Future material impairments in the value of our long-lived assets, including goodwill, could adversely affect our business.

•Certain of our directors and employees may have actual or potential conflicts of interest because of their financial interests in GE or because of their previous or continuing positions with GE.

•Certain provisions in our certificate of incorporation, bylaws, and Delaware law may discourage takeovers.

•We or GE may fail to perform under various transaction agreements executed as part of the Spin-Off.

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating GE HealthCare and GE HealthCare’s common stock. Any of the following risks could materially and adversely affect GE HealthCare’s business, financial condition, or results of operations.

INDUSTRY AND ECONOMIC RISKS.

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

Healthcare markets are characterized by rapidly evolving technology, frequent introduction of new products, intense competition, and pricing pressures. We face substantial competition from international and domestic companies of all sizes; these competitors often differ across our businesses. Competition is primarily focused on cost effectiveness, price, service, product performance, and technological innovation. Our ability to compete successfully may be adversely affected by factors such as:

•the introduction of new or more affordable products or product enhancements by competitors, including products that could substitute for our products or reprocessed products or generic versions when our proprietary products lose their patent protection;

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

•cost of production or delivery, whether due to geographic location, currency fluctuations, taxes, tariffs, duties, or otherwise, which may enable our competitors to offer greater discounts or lower prices;

•the perception of our brand and image in the market;

•the strengthening of independent service organizations (“ISOs”) (third-party entities that specialize in the repair and maintenance of medical devices produced by original equipment manufacturers (“OEMs”), including us) and companies specializing in one or more of our operating segments or offerings;

•a failure to successfully enter new geographic or adjacent product markets;

•a failure to acquire or effectively integrate businesses and technologies that complement or expand our existing businesses;

•changing regulatory standards, legal requirements, or enforcement rigor; or

•consolidation among customers, suppliers, channel partners, or competitors.

The implementation of localization requirements and other government policies in certain geographies, driven by support of local industry, security of supply, and incentives for technological breakthroughs, could negatively affect our market share, business results, cash flows, and financial condition. For example, policies in countries such as China and Russia that require the purchase of locally manufactured products or that are favorable to locally-based manufacturers, and our ability or decision to meet the requirements of such policies, may affect customer purchasing decisions and may have an adverse effect on our business, operations, or financial results.

Our service organization allows us to deliver service offerings through an extensive network of field service engineers, global repair centers, and customer service centers. Increased competition from ISOs and evolving regulatory and legislative policies could adversely impact our business and results of operations. In the United States and Europe, ISOs continue to seek access to OEM service tools, parts, documents, software updates, and training. Specifically, in 2021, the Librarian of Congress in the United States authorized a copyright act exemption that allows unregulated third-party repair companies to circumvent OEM copyright protections on software in its medical imaging device or system if circumvention is necessary to diagnose, maintain, or repair such device or system. Furthermore, regulatory and legislative changes, such as the adoption of right-to-repair laws in the United States and elsewhere, could further strengthen the ability of ISOs to obtain valuable service contracts and directly compete with us in the services area. In addition to affecting our services business, the activities of ISOs could expose us to a number of other risks related to safety, quality, security, or performance of our products. This could increase compliance costs, require changes to our business practices, or otherwise impact our ability to compete in the services and repairs area.

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

In recent years, U.S. healthcare industry participants, including distributors, manufacturers, suppliers, healthcare providers, insurers, and pharmacy chains, have consolidated or formed strategic alliances. Consolidations create larger enterprises with greater negotiating power and may result in the loss of a customer where the combined enterprise selects one distributor from two incumbents. Additionally, the U.S. healthcare industry has undergone significant changes designed to help increase access to medical care, improve safety and patient outcomes, contain costs, and increase efficiencies. These changes include a general decline in and/or changes to public and private insurer reimbursement levels and payment models and the industry shifting away from traditional healthcare venues like hospitals and toward clinics, physician offices, and patients’ homes. We expect the U.S. healthcare industry to continue to change in the future. Any of these factors could adversely affect our pricing, margins, and market share and have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Global geopolitical and economic instability, as well as continuing uncertainties and challenging conditions in regional economies, could adversely affect our business.

We generate the majority of our revenue outside of the United States and our business is sensitive to global economic conditions. Slower global economic growth; actual or anticipated default on sovereign debt; volatility in the currency and credit markets; inflationary pressures; high levels of unemployment or underemployment; reduced levels of capital expenditures; changes or anticipation of potential changes in government fiscal, tax, import and export, and monetary policies; changes in capital requirements for financial institutions; disruptions in the financial services industry; government deficit reduction and budget negotiation dynamics; sequestration; austerity measures; and other challenges that affect the global economy could adversely affect us and our customers, suppliers, and channel partners. Both the United States and international markets experienced significant inflationary pressures in 2023 and, to a lesser extent, 2024, and inflation rates in the United States, as well as in other countries in which we operate, may continue at elevated levels for the near term. In response, the Federal Reserve in the United States and other central banks in various countries have raised interest rates in response to concerns about inflation which may have the effect of further increasing economic uncertainty. Economic instability could also cause renewed uncertainty in global markets and the investment climate to deteriorate.

Our business is affected by global geopolitical conditions. Future geopolitical factors that have the effect of reducing capital expenditures generally, and for healthcare products, services, or solutions specifically, may negatively impact sales of our offerings and, as a result, make it more difficult for us to attract new customers, retain existing customers, or maintain sales at existing levels. For example, in March 2024, the government in China announced a new stimulus program (“2024 stimulus”) that includes the healthcare sector and is being implemented through China’s provinces. In addition, an anti-corruption campaign directed at the healthcare sector remains ongoing. Both of these factors contributed to delayed orders and sales in our China business throughout 2024. While we expect the 2024 stimulus program to result in opportunities for our business in China in the longer term, it has had a short-term impact as provinces develop and announce their plans and customers begin to make purchasing decisions. We expect the effects of the delay in the 2024 stimulus and the anti-corruption campaign to continue to impact our orders and sales in the near term, although we are unable to predict the exact duration or magnitude of the impact.

The imposition of tariffs, non-tariff barriers, and other import and export restrictions have contributed to increased global economic uncertainty. The rise of economic nationalism could make it more difficult for us to attract new customers, retain existing customers, continue to produce and source in an optimal manner, or maintain sales at existing levels, both in the United States and in other countries. Geopolitical and economic risks have increased over the past few years in many regions of the world, including in the United States. Our operations expose us to the risk that increased trade protectionism may adversely affect our business. For example, in late 2024 and early 2025, the United States, China, and the European Union each announced either new tariffs, non-tariff barriers (principally related to participation in public procurement of healthcare equipment), or export controls. Any of these risks, ensuing retaliation, or the further deterioration of trade relations between countries could make our offerings more expensive or non-competitive in the affected countries. Growing tensions, protectionist trade policies, and tariffs may also lead to a fragmentation of the global economy, a general reduction of international trade in goods and services, and a reduction in the integration of financial markets, any of which could materially and adversely affect our business results, cash flows, financial condition, or prospects.

Further risks stem from geopolitical tensions and volatility (such as in Cuba, Iran, Syria, Russia, North Korea, and Israel and surrounding areas), other future conflicts that may arise, and economic sanctions imposed relating to regions and persons included on sanctioned party lists. In particular, the conflict between Ukraine and Russia may negatively impact our revenue to the extent the conflict and the sanctions significantly impact our ability to sell products or services to customers in the affected regions, collect receivables from such customers, or repatriate cash we do collect. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the United States and other countries preclude us from conducting business in the region. However, these sanctions have made and will continue to make it more burdensome and costly to serve customers in these regions. Under the current U.S. Department of Commerce regulations, we are permitted to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which has eliminated the need for us to obtain individual U.S. licenses in most cases; however, licenses still may be needed for some transactions. The EU and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. The implementation of these measures affected our ability to supply customers in Russia during the years ended December 31, 2024 and 2023 and will continue to do so as we confirm applicability of the U.S. License Exception to our transactions and continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we applied, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. In addition to the above, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons in conducting activities, transacting business with, or making investments in certain countries or with governments, entities, and individuals subject to U.S. economic sanctions. Furthermore, the U.S. Department of Commerce Bureau of Industry and Security administers export controls that apply to products, software, and technology. If the sanctions, restrictions, and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or we may voluntarily elect to do so. Additionally, elections in various countries may further exacerbate geopolitical and geoeconomic tensions and market instability. The lead up to these elections and their outcomes could result in sharp shifts in domestic, economic, and foreign policy approaches or even result in new or deepening geopolitical conflicts. We are continuously monitoring economic, political, and geopolitical developments to assess any potential future impact that may arise.

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

BUSINESS AND OPERATIONAL RISKS.

Our inability to successfully complete strategic transactions could adversely affect our business.

Our business strategy includes the acquisition of technologies and businesses that expand or complement our existing business. Successful growth through acquisitions depends upon our ability to identify suitable acquisition targets or assets, conduct due diligence, negotiate transactions on favorable terms, and ultimately complete such transactions and integrate the acquired target or asset successfully.

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

In addition, we also regularly evaluate a variety of other potential strategic transactions, including equity and other investments; strategic alliances that could further our strategic business objectives; and disposition of non-core assets. We may not successfully identify, complete, or manage the risks presented by these strategic transactions, including those outlined above. Equity and other investments and strategic alliances pose additional risks, as we could share ownership in both public and private companies and, in some cases, management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time; who may not have the same priorities, strategies, or resources as we do; or whose interpretation of applicable policies may differ from our own.

The occurrence of any of the above in connection with any acquisition or strategic transaction could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Our increasing focus on and investment in cloud, edge computing, AI, and software offerings present risks to our business. We may not be successful in driving the global deployment and customer adoption of digital offerings characterized by digital applications and solutions.

A growing part of our business involves cloud, edge computing, AI (including generative AI), and software solutions, and we are devoting significant resources to develop and deploy such strategies. Our success with these solutions will depend on the level of adoption of our offerings. We incur costs to develop cloud, edge computing, AI, and software solutions and to build and maintain infrastructure to support cloud and edge computing offerings. Success with these solutions depends on execution in many areas, including:

•establishing and maintaining the utility, compatibility, and performance of our cloud, edge computing, AI, and software solutions (including the reliability of our third-party software vendors, network, and cloud providers) on a growing array of medical devices, software, and equipment;

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

It is uncertain whether our strategies will attract customers or generate revenue required to succeed in this highly competitive and rapidly changing global market. We commit substantial efforts, funds, and other resources to R&D and IT infrastructure for our digital offerings, and the risk of failure is inherent. Even where our digital offerings satisfy applicable regulations and reimbursement policies, customers may not adopt them due to concerns about the security of personal data or the customers’ absence of digital infrastructure to support and effectively use the offerings, a hesitancy to embrace new technology, or for other reasons. We also may not effectively execute organizational and technical changes to accelerate innovation and execution. In a number of countries, some cloud, edge computing, AI, and software solutions are restricted areas of foreign investment. Collaborating with a domestic, qualified third party will increase costs and may create uncertainties in such jurisdictions. The legality or validity of any collaboration may be challenged or subjected to scrutiny in such jurisdictions and the relevant governmental authorities have broad discretion in addressing such arrangements. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Cloud, edge computing, and software solutions in healthcare must comply with stringent regulations, including certification requirements, in many of the countries in which our customers are located, particularly in relation to obtaining, using, storing, and transferring personal data. Our software solutions must be compliant with applicable regulations in the country in question before we can launch our offerings. In some jurisdictions, we must obtain marketing authorizations before commercializing software solutions. Such regulatory compliance may take longer or cost more than expected or require that design changes be incorporated into our offerings. In addition, changes to reimbursement policies for digital healthcare offerings could potentially lead to delays and additional expense. The inability of customers to obtain adequate reimbursement from private and governmental third-party payers could adversely affect purchasing decisions and prices and cause our revenue and profitability to suffer.

Additionally, we are making significant investments in AI initiatives and are building AI into many of our digital offerings. We are planning to leverage generative AI such as large language models across our portfolios to build differentiated products and solutions and deploy those solutions through various modalities for our customers, including on the device, via edge computing or data centers, and/or via the cloud. Using AI in this manner presents risks and challenges that could affect its adoption, acceptance, and effectiveness, including flawed AI algorithms; insufficient, overbroad, or biased datasets; unauthorized access to personal data; lack of acceptance from our customers; or failure to deliver positive outcomes. As we seek to build clinical applications that leverage generative AI models built by third parties, we may have limited rights to access the underlying intellectual property used to create the generative AI model, and, if requested, this may limit or impair our ability to independently verify the explainability, transparency, and reliability of the underlying model. The use of AI in healthcare offerings also poses certain clinical risks resulting from potential misdiagnosis or misinformation provided from AI applications, diminishing critical judgment, or loss of interpersonal care from clinicians. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, as well as their adoption, subjecting us to competitive harm; legal liability, including under new legislation regulating AI in jurisdictions such as the EU or new applications of existing data protection, privacy, IP, and other laws; regulatory actions; and reputational harm. Additionally, our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our offerings. In addition, some AI scenarios present ethical, privacy, or other social issues, risking reputational harm and/or reduced market demand or acceptance of AI solutions. The safeguards we have designed to promote the ethical implementation of AI may not be sufficient to protect us against negative outcomes. Furthermore, we contract with numerous third parties to offer our digital content to customers as well as to assist with the development of their own software applications and services, and our reliance on access to these third parties’ healthcare digital applications, which may not continue to be available to us on commercially reasonable terms, or at all, could impact our ability to offer a wide variety of our own digital offerings at reasonable prices with acceptable usage tools, or continue to expand our geographic reach. All of these risks are amplified by the critical nature of healthcare decisions and the sensitivity of health-related information, and the occurrence of any of the above could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Our inability to manage our supply chain or obtain supplies of components or raw materials has restricted, and could continue to restrict, the manufacturing of products, cause delays in delivery, or significantly increase our costs, and our use of third parties in various markets and their actions or inactions could affect our business.

We rely on the timely supply of components, products, services, and solutions. If suppliers fail to meet their delivery obligations, raise prices, or cease to supply to us, it may affect our ability to deliver to our customers or significantly increase our costs. If we lose suppliers, if their operations are substantially interrupted, if their prices increase significantly due to inflationary pressures, or if any of them fail to meet performance or quality specifications, we may be required to identify and qualify one or more replacement suppliers. This also may require us to redesign or modify our products to incorporate new components and obtain regulatory authorization, qualification, or certification of these redesigned or modified products. Further, we have multiple single-source or sole-source suppliers with no alternatives yet identified. Our dependence on such single- or sole-source suppliers subjects us to possible risks of shortages, interruptions, and price fluctuations. Disruptions or loss of any of our single- or sole-source suppliers, or capacity limitations of the suppliers for components, could increase our costs, curtail growth opportunities, cause material delays, and adversely impact our business, financial results, and customer relationships.

Supply chain interruptions or price increases in certain key countries, such as China, India, Russia, and Israel, have had, and could continue to have, a similar adverse effect on our business. The costs of certain raw materials, logistics, and services necessary for the production and distribution of our products are subject to fluctuation based on many factors beyond our control, including but not limited to changes in general economic conditions, labor costs, transportation costs, and currency exchange rates.

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

The risks of disruption described above, as well as the risks arising from war, geopolitical conflicts, government sanctions or trade controls, imposition of tariffs, natural disasters, climate change-related physical and transitional risks, actual or threatened public health crises, epidemics, and pandemics, cybersecurity incidents or other disruptions impacting information technology systems, or other business continuity events, could adversely affect our operations and our suppliers’ ability to deliver, and limit our ability to meet our commitments to customers or significantly impact our financial results and condition. By way of example, we were adversely affected by the inability of our suppliers to deliver components and raw materials on a timely basis in connection with the COVID-19 pandemic.

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

We have replaced certain internal capabilities with outsourced products, services, or solutions. These processes may result in increased dependency on external suppliers and other third parties. Failure of third-party suppliers to establish and comply with required quality management systems or comply with applicable legal and regulatory requirements may also lead to withdrawals of our certifications or authorizations required for market access in certain jurisdictions. Such supplier failures may prevent us from meeting customer requirements in a timely manner, which could result in damages or other claims, order cancellations, loss of market share, and damage to our reputation. Shortages or delays could adversely affect our business. A general shortage of materials or components also poses the risk of unforeseeable fluctuations in prices and demand. Any of the above factors could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Additionally, the implementation of localization requirements and other government policies driven by support of local industry, and increasing attention to ESG matters, including EH&S matters, may impose additional costs and requirements on our business, such as the need to qualify new local suppliers or comply with new material reporting requirements, which could negatively affect our ability to compete in certain markets.

Our business dealings also involve other third parties such as distributors, dealers, wholesalers, packagers, resellers, agents, collaboration partners, sub-contractors, and others. We rely on third-party transport and warehouse management services for reliable and secure point-to-point transportation of our products to our customers and patients, tracking of these shipments, and warehousing of our products. If any of these third parties were to encounter delivery performance issues or other disruptions leading to the loss, damage, or destruction of our products, it would be costly to replace these products in a timely manner. This may damage our reputation and result in decreased demand for our products. In turn, these third parties may use sub-parties. Such dealings expose us to known and unknown risks, including risks related to economic, political, and regulatory environments; performance and quality control; business continuity in the event of termination or other events; conflicts of interest; cybersecurity events; and violations of regulations and laws, including anti-corruption laws, by these third parties or their sub-parties. We cannot control the day-to-day practices of these third parties and cannot guarantee they will comply with our quality standards, contractual requirements, applicable law, and company policies regarding compliance with regulatory and legal requirements. If these third parties do not follow our standards or violate local laws and regulations, we could suffer commercial, financial, or reputational harm, which could jeopardize our ability to continue doing business in these markets or cause our relationships to deteriorate.

Any interruption in the operations of our facilities, or our suppliers’, customers’, or third-party providers’ facilities, may impair our ability to deliver products or provide services.

We are dependent on our global production and operating network to develop, manufacture, assemble, supply, transport, ship, warehouse, and service our offerings. A work stoppage, labor shortage, or other production limitation, including import or export restrictions and transportation issues, among others, could occur at our facilities, facilities of suppliers or other third parties on which we rely, or customer facilities, and could negatively impact our reputation and market position. Such interruptions may occur for several reasons, including as a result of regulatory enforcement actions, tight credit markets or other financial distress, production constraints or difficulties, unscheduled downtimes, war, severe weather and natural disasters, fires and explosions, accidents, mechanical failures, pandemics, civil unrest, strikes, unpermitted releases of toxic or hazardous substances, other EH&S risks, sabotage, cybersecurity attacks, riots, or terrorist attacks.

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

Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted cyber crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business.

We manufacture and sell products that rely upon software and computer systems to operate properly and process and store confidential information. Our products often are connected to, and reside within, our customers’ IT infrastructures. In some jurisdictions, we are expected to design our products to include appropriate cybersecurity protections, and regulatory authorities may review such protections when granting marketing authorizations.

While we seek to protect our products and IT systems from unauthorized access, these measures may not be effective, particularly because techniques used to obtain unauthorized access or to sabotage systems change frequently, increase in sophistication, and often are not identified at the time that they are launched against a target. These risks apply to our installed base of products, products we currently sell, new products we will introduce in the future, and older technology that we no longer sell or service but remains in use by customers. Additionally, we offer software, cloud, and edge computing products that are developed, controlled, or hosted by third-party providers. A cybersecurity breach of or other disruption to our systems or products, service providers’ network security and systems, or other third-party services could disrupt treatment being delivered to patients or interfere with our customers’ operations, and could lead to the loss of, damage to, or public disclosure of our employees’ and customers’ stored information, including personal data, such as individually identifiable health information (including “protected health information” or “PHI”). Such an event could have serious negative consequences, including alleged customer or patient harm, obligations to notify enforcement authorities or users of our products, voluntary or forced recalls of or modifications to our products, regulatory actions, fines, penalties and damages, reduced demand for or use of our offerings by customers, harm to our reputation, and time-consuming and expensive litigation, any of which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

There are increasingly large volumes of information, including patient data, being generated that need to be securely processed and stored by healthcare organizations. Our IT systems have been subject to computer malware, unauthorized access, and other cyber-attacks. There has been an increase in the frequency and sophistication of the cybersecurity threats we and our service providers face, and we expect these activities to continue to increase. Geopolitical tensions or conflicts, such as the conflict between Russia and Ukraine, and the increased adoption of AI technologies, may further heighten the risk of cyber-attacks. Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges, including the possibility of creating new attack methods for adversaries. The use of AI to support business operations carries inherent risks related to data privacy, IP, and security, such as intended, unintended, or inadvertent transmission of proprietary, confidential, or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. If we fail to implement adequate safeguards, the use of AI may introduce additional operational, legal, or regulatory vulnerabilities such as producing inaccurate outcomes based on flaws in the underlying data or methodologies, or unintended results.

Furthermore, we may also be exposed to a more significant risk if such actions are taken by state or state-affiliated actors. The objectives of these cyber-attacks vary widely and may include, among other things, unauthorized access to personal, customer, or third-party information, disruptions in operations and the provision of services to customers, or theft of IP or other sensitive assets or information belonging to us, our business partners, or customers. As such attacks become more effective, the risks in this area continue to grow. The back-up systems we have in place may not be adequate in the event of a failure or interruption. We may not have current capabilities to identify all vulnerabilities, which may allow others to exploit persistent potential exposures within our IT systems and products. We could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss, loss of customers, reputational damage, the loss of or damage to IP or other proprietary information, litigation, investigations, and possible liability to employees, customers, suppliers, patients, and regulatory authorities as a result of a successful cyber-attack or other disruption impacting our IT systems. Further, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations may be impaired by such cyber-attacks or disruptions. Any of the above could have a material adverse effect on our business results, cash flows, financial condition, or prospects, and on the timeliness of reporting our operating results.

We rely on software, SaaS, hardware, and other material components from a number of third parties to manufacture our products. If a material cyber incident or other disruption impacting a supplier were to result in its prolonged inability to use, manufacture, and/or ship such components, this could impact our ability to manufacture and/or use our products. In addition, third-party sourced software components, malicious code, or a critical vulnerability or error emerging within such software could expose our customers to increased cyber risk. Efforts we have undertaken to mitigate such risks may not prevent all incidents.

If we were to experience a significant cybersecurity breach or other disruption impacting our information systems or data, the costs associated with the investigation, remediation, and potential notification of the incident to customers, regulators, and counterparties, as well as any related litigation expenses, fines, penalties, or damages, could be material. In addition, our remediation efforts may not be successful. The data privacy and IT security insurance coverage we currently maintain may be inadequate. In addition, the market for such insurance continues to evolve and, in the future, our data privacy and IT security insurance coverage may be prohibitively expensive or not available on acceptable terms or in sufficient amounts, or at all.

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

Furthermore, protecting confidential information and trade secrets can be difficult and, even if a successful enforcement action is brought, such action may not be effective in protecting our IP rights. Additionally, the increased sharing of our data with third parties as a result of right-to-repair legislation or EU data legislation laws could increase the risk of loss or damage to our IP. If we cannot adequately obtain, maintain, protect, or enforce our IP rights, our competitors may be able to compete more successfully against us, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We may not receive protection for pending or future applications relating to IP rights owned by or licensed to us, and the claims allowed under any issued IP rights may not be sufficiently broad to protect our products, services, solutions, and any associated trademarks. Products sold by our competitors may infringe, misappropriate, or otherwise violate IP rights owned or licensed by us. Any issued IP rights owned by or licensed to us may be challenged, invalidated, held unenforceable, or circumvented in litigation or other proceedings, and these limited IP rights may not provide us with effective competitive advantages. IP rights may also be unavailable, limited, unenforceable, or practically unenforceable in some countries, and some governments may require us to transfer our IP rights to local entities to do business in the jurisdiction, either of which could make it easier for competitors to capture increased market position and compete with us. We may also incur substantial costs to protect ourselves in litigation or other proceedings involving the validity and enforceability of our IP rights. If claims against us are successful, we could lose valuable IP rights. An unfavorable outcome in any such litigation could have a material adverse effect on our business results, cash flows, financial condition, or prospects. We also rely on agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. We cannot be certain that these agreements will not be breached, that such provisions will be enforceable, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.

We do not own the GE trademark or logo, and we entered into a Trademark License Agreement with GE in connection with the Spin-Off (the “Trademark License Agreement”), pursuant to which GE granted us a license to use specified trademarks, which include the GE Monogram and the “GE HealthCare” word mark for use in connection with certain of our products, services, and solutions, as well as the right to use the GE brand in connection with certain legal entity names within our corporate structure. GE owns and controls the GE brand, and the integrity and strength of the GE brand will depend in large part on the efforts and businesses of GE and other licensees of the GE brand and how the brand is used, promoted, and protected by them, which will be outside of our control. Furthermore, there are certain circumstances under which the Trademark License Agreement may be terminated. Termination of the Trademark License Agreement would eliminate our rights to use the specified trademarks granted to us under this agreement and may result in our having to negotiate a new or reinstated agreement with less favorable terms or cause us to lose our rights under the Trademark License Agreement, which would require us to change our corporate name and undergo significant rebranding efforts. Any rebranding efforts may require significant resources and expenses and may affect our ability to attract and retain customers, all of which could have an adverse effect on our business results, cash flows, financial condition, or prospects.

If we are unable to attract or retain key personnel and qualified employees or maintain relations with our employees, unions, and other employee representatives, it could adversely affect our business.

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

Having a diverse and inclusive workplace can also enhance our ability to attract and retain talent and is an important driver of our ability to compete and innovate. As such, our inability to attract and retain diverse talent can have adverse consequences on our business.
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

The loss of one or more key employees; our inability to attract or develop additional qualified employees; any delay in hiring key personnel; any deterioration of the relationships with our employees, unions, and other employee representatives; or any material work stoppage, strike, or similar action could have a material adverse effect on our business results, cash flows, financial condition, or prospects. Furthermore, our actions or responses to any such negotiations, labor disputes, work stoppages, or strikes could negatively impact our corporate reputation and have adverse effects on our business.

Increasing attention to ESG matters, including EH&S matters, may impose additional costs on our business and expose us to new risks.

We face attention from investors, regulators, and other stakeholders, who may have conflicting views, related to our ESG positions, performance, and disclosures. Third-party organizations that provide information to investors on ESG matters have developed ratings processes for evaluating companies on their respective approaches. If we receive unfavorable ESG ratings or otherwise draw scrutiny for the positions we take or do not take on these matters, it could be used by investors, lenders, and customers to inform their investment, financing, or purchasing decisions, which could have a negative impact on our business.

We are subject to legal and regulatory requirements that focus on our ESG positions, performance, and disclosures. These requirements continue to broaden and may be conflicting, both in terms of scope and geography, a trend we expect to continue. Our processes and controls for reporting of ESG matters may not always conform with evolving and disparate standards for identifying, measuring, and reporting ESG metrics, and such standards may change over time, which could result in significant revisions to our performance metrics, goals, or reported progress in achieving our goals. A failure to adequately meet regulatory expectations may result in non-compliance, the loss of business, reputational impacts, and an inability to attract and retain top talent.

We have established and publicly announced details of our ESG program, including goals related to addressing climate change. While these goals reflect our current plans and aspirations, we may need to adjust or revise them in light of changes to the assumptions made at the time they were set or the emergence of risks related to our ability to deliver them. These risks include the availability and cost of low- or non-carbon-based energy sources; the suitability, cost, and availability of materials and technologies; and the possible organic growth of our business.

We are also subject to international, national, state, and local laws, regulations, industry and customer standards, and other voluntary commitments related to EH&S matters. These EH&S laws, regulations, standards, and commitments apply to a broad range of activities across our whole product lifecycle, including those related to (1) protection of the environment, protected species, and use of natural resources; (2) occupational health, safety, and well-being; (3) the use, handling, management, release, storage, transportation, remediation, and disposal of, and exposure to, hazardous waste, radio chemical materials, and other hazardous or toxic materials; (4) our products, including the use of certain chemicals in our products and production processes; (5) emissions to air, land, and water; and (6) climate change.

The requirements we are subject to impose certain responsibilities on our business, including the obligation to install pollution control technologies and to obtain and maintain various environmental permits, the cost of which may be substantial. They can also impose cleanup liabilities, including with respect to discontinued or predecessor operations or third-party waste disposal sites. In some jurisdictions we are, and are likely to increasingly be, subject to climate change mitigation and adaptation regulation, tax, disclosure, and reporting requirements. If we fail to comply with these requirements, we could be subject to administrative, civil, or criminal fines and penalties; remediation costs; enforcement actions; the suspension or termination of our permits or operations; third-party claims; or other sanctions.

The implementation of new or existing EH&S laws, regulations, and industry and customer standards, and any changes to them, which we cannot predict and which have historically become more stringent over time, could increase our costs and require us to reassess our business priorities. Administrative decisions, legal developments, or other governmental or judicial actions may influence the interpretation or enforcement of EH&S laws, regulations, and industry standards, and may thereby increase compliance or other costs. In addition, EH&S laws, regulations, and standards may also have an adverse impact on our ability to develop our products and to maintain and grow access to certain markets. EH&S laws and regulations enacted world-wide may require us to re-design products or production processes, or to cease using certain substances, leading to detrimental operational impacts and an increase in operating costs. Any of these risks or costs, and our ability to assess, prepare for, and fully comply with future EH&S laws or regulations, could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

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

To remain competitive, we must continue to launch new products, services, and solutions, requiring substantial investment in R&D. If we cannot successfully introduce new offerings that address the needs of our customers, our offerings may become obsolete, and our business results, cash flows, and financial condition could suffer.

Many of our offerings have lengthy development and commercialization cycles. Promising new products, services, and solutions may fail to reach the market at all or at the right time, or may have only limited commercial success due to reasons including safety or efficacy concerns, failure to achieve positive outcomes, inability to obtain necessary regulatory authorizations, or third-party reimbursement decisions. Additionally, new offerings may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations or reverse engineering efforts. It is uncertain when or whether our products, services, or solutions currently under development will be launched or will be commercially successful. Any of these developments may have a material adverse effect on our business results, cash flows, financial condition, and prospects.

If our Spin-Off from GE is determined to be a taxable transaction, it could result in significant tax liability to GE and its stockholders and we could have an indemnification obligation to GE, which could adversely affect our business, financial condition, cash flows, and results of operations.

Prior to the completion of the Spin-Off, GE received (1) a private letter ruling from the Internal Revenue Service (the “IRS”) to the effect that, among other things, our Spin-Off from GE will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) and (2) a written opinion from each of Paul, Weiss, Rifkind, Wharton & Garrison LLP and Ernst & Young, LLP (“EY”) to the effect that the Spin-Off will qualify for non-recognition of gain and loss under Section 355 and related provisions of the Code.

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

The opinion of counsel and the opinion of EY is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Notwithstanding the opinion of counsel, the opinion of EY, or the private letter ruling, the IRS could determine on audit that the Spin-Off or any of certain related transactions is taxable if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated, or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of GE or us after the Spin-Off. If the conclusions expressed in the opinion of counsel or the opinion of EY are challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences of the Spin-Off (including the tax consequences to GE and the U.S. Holders (as defined in the Code)) could be materially less favorable.

If, as a result of any of our representations being untrue or our covenants being breached, the Spin-Off were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, we could be required by the Tax Matters Agreement to indemnify GE for the resulting taxes and related expenses. Those amounts could be material and any such obligation could adversely affect our business, financial condition, cash flows, and results of operations.

LEGAL AND REGULATORY RISKS.

The U.S. FDA and equivalent global agencies tightly regulate and actively enforce the laws and regulations governing the development, authorization, and commercialization of medical devices and pharmaceutical products.

We are subject to rigorous regulation governing development, product testing, manufacturing, packaging, labeling, safety, quality, storage, marketing clearance or approval, advertising and promotion, import and export, sales and distribution, performance and effectiveness, and post-market surveillance. The U.S. FDA, the various competent authorities of the EU member states or other European countries that enforce the EU’s Medical Device Regulation, the European Medicines Agency (“EMA”) for Regulation of Pharmaceuticals in the EU, and the NMPA in China are the regulatory authorities affecting us most prominently with respect to the commercialization of our products, services, and solutions. There are numerous other regulatory schemes in our countries around the globe at the national and sub-national levels. Regulations pertaining to our products are increasing in previously unregulated countries and are becoming more stringent in already regulated countries. Regulatory premarket clearance, approval, or conformity assessment requirements may affect or delay our ability to market new offerings. The need to comply with regulations is a substantial controlling, operational, and reputational risk. A failure to comply with applicable laws and regulations could result in governmental investigations, fines, and other sanctions, the temporary or permanent shutdown of production facilities, recalls of products, product withdrawals, revocation of marketing authorizations, disqualification from participation in healthcare activities, third-party and purported whistleblower claims, import detentions, and negative publicity, which could have adverse consequences on our business results, cash flows, financial condition, or prospects.

We must conduct clinical trials on humans before we commercialize certain products. Delays and complications in planned clinical trials can result in increased development costs and delays in regulatory authorizations and products reaching the market. These regulations can be burdensome and subject to change, exposing us to the risk of increased costs and business disruption. Changes to current products and labeling may also be subject to vigorous review, and approvals or the time needed to secure approvals are not certain.

We are subject to regulations requiring restrictions, certification, and/or licensing of our facilities, and our facilities are subject to periodic inspections by regulatory authorities. Adverse inspection outcomes have in the past, and may in the future, impact our ability to develop, manufacture, market, or distribute certain products.

We also carefully monitor the quality and performance of our products once they are distributed. We may identify problems with product design, manufacturing, labeling, distribution, or other issues that impact the safety, quality, or performance of our products. These types of issues have in the past, and could in the future, create risk to patients, clinicians, or other personnel in contact with our products and lead to product recalls, removals, replacement, servicing, or other corrective actions. This can also create risk of enforcement action by regulatory authorities and increased product liability risk.

Regulatory scrutiny may increase in the future and could require us to change the way we operate, including the way in which we offer certain services. Regulations are increasing and becoming more stringent in already regulated countries, and countries that did not previously regulate medical products are developing and implementing regulations for these products. These laws and regulations vary by jurisdiction, are complex, change frequently, are subject to changes in interpretation and enforcement. Moreover, certain fields, such as cloud and edge computing, clinical decision support software, cybersecurity, mobile medical applications, AI, generative AI, and Machine Learning are rapidly evolving within the industry and particularly subject to changing law and regulation. New or changing regulations can delay or otherwise adversely impact our ability to bring certain products to market.

Regulatory authorities in many countries regulate the advertising and promotion of our offerings to ensure that our claims are consistent with our regulatory clearances and approvals, that there is data to substantiate the claims, and that our materials are not false or misleading. If we or any of our suppliers, channel partners, or agents fail to comply with laws and regulations related to promotional labeling and advertising and are perceived to potentially be false, misleading, or otherwise not permissible, we may face legal or regulatory actions.

Additionally, if a regulatory authority concludes that we are not in compliance with applicable laws or regulations or that our products pose an unreasonable risk for patients, users, or others, regulatory authorities may refuse to accept or authorize regulatory filings; ban such offerings; detain or seize unadulterated or misbranded products; order a recall, repair, replacement, or refund of such products; or require us to notify healthcare professionals and others that the offerings present unreasonable risks of substantial harm to public health. A regulatory authority may impose operating restrictions or enjoin certain violations of applicable law pertaining to medical devices or pharmaceutical products and assess civil or criminal penalties against us. The regulatory authority may also recommend prosecution by law enforcement agencies. Any new legislation or regulation or any changes in the interpretation or enforcement of existing legislation or regulation may impose significant and costly new obligations on us, which may interrupt our supply of products, delay launch of new offerings, or negatively affect our cost of doing business. Given all of the foregoing, future costs and liabilities relating to compliance with applicable laws and regulations could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

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

Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosure by companies, aggressive investigations (including coordinated investigations across countries and governmental authorities) and enforcement proceedings by U.S. and non-U.S. governmental agencies, and assessment of significant civil and criminal fines, penalties, and other sanctions against companies and individuals. Companies in the healthcare sector have been a particular focus of government enforcement in recent years. We also face the risk of unauthorized payments, offers of payments, or requests for payments being made by our employees, intermediaries, third parties and their sub-parties, customers or customer representatives, consultants, or other representatives. We may face liability under anti-corruption laws based upon the actions or inactions of these parties even when they are not subject to our control and/or are not contractually bound to us. We may also face liability from employee misconduct, such as fraud, which cannot always be deterred or prevented. Enforcement of anti-corruption laws in the healthcare industry in recent years has focused on international operations, particularly in countries such as China, Brazil, Mexico, and Russia. China’s anti-corruption agency, the National Supervisory Commission, has the power to investigate government officials and individuals employed by state-owned entities and public institutions and to collect evidence (including from private companies and individuals), seize assets, and recommend cases for prosecution. In prior years, the Chinese judicial branch has publicly disclosed an increasing number of judgments against government officials and others found to have engaged in corruption and other misconduct across many industries; certain of these judgments contain references that identify some of our products, employees, and channel partners. We review these judgments and other concerns we identify and conduct internal inquiries where appropriate. In 2023, China’s Central Commission for Discipline Inspection, the National Supervisory Commission, and other governmental entities in China initiated an anti-corruption campaign focused on the healthcare sector, which contributed to delayed orders and sales in our China business. We expect the effects of the anti-corruption campaign to continue to impact our orders and sales in the near term, although we are unable to predict the exact duration or magnitude of the impact. The China anti-corruption campaign has resulted and may result in the investigation of and/or judgments against individuals, including our employees, and entities operating in the healthcare sector. Any enforcement proceedings related to this campaign against us or our employees could subject us to civil and criminal fines, penalties, and other sanctions. Additionally, we are also subject to China’s Anti-Unfair Competition Law. Consequences for violations include civil, administrative, and criminal penalties for businesses that commit acts of unfair competition (including commercial bribery).

It is our policy to develop and implement safeguards and to educate our employees and certain third parties concerning these legal requirements and to prohibit improper practices. However, our existing safeguards and any future improvements may not always be effective, and employees or certain third parties may engage in conduct for which we may be held responsible or suffer reputational harm.

Any alleged or actual violations of these laws or regulations may subject us to government scrutiny; criminal, civil, or administrative sanctions; stockholder lawsuits; reputational damage; and other liabilities. From time to time, we make self-disclosures regarding our compliance with the FCPA and similar laws to relevant authorities who may pursue or decline to pursue enforcement proceedings against us. We, with the assistance of outside counsel, made voluntary self-disclosures to the SEC and the DOJ beginning in 2018 regarding tender irregularities and other potential violations of the FCPA relating to our activities in certain provinces in China. We have been engaged in ongoing discussions with each of the SEC and the DOJ regarding these matters. At this time, we are unable to predict the duration, scope, result, or related costs associated with these disclosures to the SEC and the DOJ. We also are unable to predict what, if any, action may be taken by the SEC or the DOJ or what penalties or remedial actions they may seek. Any determination that our operations or activities are not in compliance with existing laws or regulations, including applicable foreign laws, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. Furthermore, a violation of certain anti-corruption laws could result in exclusion from government healthcare programs. In addition, governmental entities may seek to hold us liable for violations committed by any companies in which we invest or that we may acquire. The costs associated with the investigation, remediation, and potential notification of any violation to customers, regulators, and counterparties could be material. Any of the foregoing could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We are subject to anti-kickback and false claims laws (including as these laws relate to off-label promotion of products) and failure to comply with these laws could adversely affect our business, including via sanctions and conditions on business activity.

Claims generated as a result of kickbacks may be treated as false or fraudulent. In the U.S., the U.S. False Claims Act (the “FCA”) imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the U.S. government. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover civil penalties and treble damages. In certain cases, manufacturers have entered criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts, and entered into corporate integrity agreements that require, among other things, substantial ongoing reporting, monitoring, and other remedial actions. A failure by any of our employees or agents to abide by the policies and procedures we have in place to comply with these laws and regulations could result in potential criminal or civil penalties and damages against us, which may include treble damages, fines, or penalties under the FCA.

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

We are subject to stringent privacy laws and information security regulations.

Our products and systems receive, generate, and store significant volumes of personal and sensitive information, such as employee, supplier, customer, and patient data. Moreover, our digital ecosystem enables our customers to store personal data of their patients in cloud solutions that are hosted by us using third-party cloud providers. There are additional regulations relating to cloud data protection and privacy, which heightens our risks associated with the protection of such information. We have legal and contractual obligations regarding the protection of confidential and personal information and the appropriate collection, use, retention, protection, disclosure, transfer, and other processing of such data. Additionally, regulators within the United States, European Union, and around the world are evaluating how best to regulate development and use of data generated by connected product or service as well as AI technologies. We are subject to various privacy law regimes in the different jurisdictions in which we operate, including comprehensive regulatory systems in Europe, Latin America, and Asia Pacific and sector-specific requirements. Certain international jurisdictions have enacted or are enacting data localization laws mandating that certain types of data collected in a particular jurisdiction be physically stored within that jurisdiction.

These laws and regulations continue to evolve, and we cannot be sure how these laws and regulations will be interpreted, enforced, or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures, and systems. If we, or third parties, fail to adequately safeguard confidential and personal data, or if such information or data are wrongfully used by us or third parties, or disclosed to unauthorized persons or entities, such an event may result in fines, penalties, and harm to our reputation and could have a material adverse effect on our business results, cash flows, financial condition, or prospects. For additional information see “Data Privacy Laws” under Item 1, “Business.”

Changes in applicable tax laws and regulations, as well as adverse outcomes of ongoing and future tax audits, could adversely affect our business and our ability to use deferred tax assets.

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

Beginning in 2024, many countries have enacted local legislation related to the Organization for Economic Co-operation and Development Pillar Two Global Anti-Base Erosion (“GloBE”) rules, which include the introduction of a 15% global minimum tax. The impact on our income tax expense, which is reflected in the financial statements as a period cost and is not anticipated to be significant, will depend on the exact nature of each country’s GloBE legislation, guidance, and regulations thereon, and their application by tax authorities. Additionally, future enacted GloBE legislation or changes to existing GloBE legislation could impact our anticipated tax burden.

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

While the majority of our deferred tax assets either do not have an expiration date or are expected to be utilized prior to an expiration date, our ability to fully benefit from these assets could be impacted by the taxable income generated in certain countries over time, subsequent changes to applicable tax laws in these jurisdictions, and our Tax Matters Agreement with GE (see Note 11, “Income Taxes” and Note 19, “Related Parties”).

We are subject to laws and regulations governing government contracts and public procurement, as well as policies of our customers on capital spending and government reimbursement and funding in many jurisdictions, as to which the failure to comply with or changes to such laws, regulations, or policies could adversely affect our business.

We have agreements relating to the sale of our offerings to government entities around the world. Additionally, we are directly or indirectly subject to government policies governing reimbursement for healthcare procedures and services. As a result, we are subject to various statutes and regulations in a variety of jurisdictions that apply to companies doing business with the government. The laws governing government contracts can differ from the laws governing private contracts, and government contracts may contain terms and conditions that are not applicable to private contracts or that expose us to higher levels of risk and potential liability than non-government contracts. Similarly, most jurisdictions have public procurement laws and reimbursement policies that set out rules and regulations for purchases and reimbursements by governmental entities. These jurisdictions may modify their laws, policies, rules, or regulations, or impose new requirements that could adversely affect our business. We are subject to investigation for non-compliance with the regulations governing government contracts, public procurement, and government reimbursements, when involved in such matters. A failure to comply with these regulations could result in suspension of these contracts; delayed or reduced payment; criminal, civil, or administrative penalties; contract termination; reputational harm that diminishes our ability to successfully compete for new government work; or debarment.

Additionally, our customers include hospitals, universities, healthcare providers, government agencies, and public and private research institutions. Many factors, including public policy spending priorities, available resources, and product and economic cycles, have a significant impact on the capital spending policies of these entities. Impasses in national, regional, or local government budgeting decisions, including as a result of a possible U.S. federal government shutdown, could lead to substantial delays or reductions in governmental spending. Many of our products have lengthy sales and purchase order cycles or are subject to competitive bidding or public tender processes. As a result, customers may delay or accelerate system purchases in conjunction with timing of their capital budget timelines or be unable to complete such purchases at all. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

For contracts with the U.S. federal government, with certain exceptions, we must comply with the Federal Acquisition Regulation and applicable agency rules, the Procurement Integrity Act, the Buy American Act, and/or the Trade Agreements Act. Because the use of our products, services, and solutions is often reimbursed by the U.S. federal government through Medicare and Medicaid, we must comply with the AKS, the Sunshine Act, and the FCA. See “We are subject to anti-kickback and false claims laws (including as these laws relate to off-label promotion of products) and failure to comply with these laws could adversely affect our business, including via sanctions and conditions on business activity.” We must also comply with various other domestic and foreign government regulations and requirements as well as various statutes related to employment and labor practices, supply chain requirements, reporting and disclosure obligations, EH&S matters, recordkeeping, and accounting. Certain countries impose additional requirements on government suppliers as a prerequisite to doing business in the country. These can include, among other things, local headcount requirements, local manufacturing and supplier requirements, and technology or IP transfers.

China has a government-run procurement system for public hospitals to obtain medical devices (mainly high-value medical consumables) and drugs. The system for reimbursing the costs of these medical devices and drugs for patients is also set by the central and local governments. Distribution chains of these medical devices and drugs may be restricted in certain provinces by a policy that requires that at most two tax invoices may be issued throughout the distribution chain, which effectively prohibits sale of products through multi-layer distributors (even between wholly-owned subsidiaries). The continued existence, and any expansion and tightening, of this policy could present significant challenges for our relevant products to reach a larger geographic area in China. Failure to comply with this policy may preclude us from participating in the government-run procurement processes with public hospitals or result in our disqualification from engaging in respective medical device or product sales to public hospitals in a certain locality. These regulations and requirements affect how we transact business with our clients and, in some instances, impose additional costs and risks on our business operations for the relevant products.

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

The U.S. federal government could also invoke the Defense Production Act (“DPA”), requiring that we accept and prioritize contracts for materials deemed necessary for national defense, regardless of loss in revenue incurred on such contracts. In such circumstances, we may be required to reallocate time and resources away from our customers to fulfill U.S. federal government requests under the DPA. This could cause us to be unable to fulfill contractual obligations to non-U.S. federal government customers and harm long-term business relationships with our customers, suppliers, and channel partners, which could adversely affect our business. Additionally, we conduct business in many countries outside of the United States and, therefore, could be subject to similar laws and regulations imposed by governments of other countries. These laws or regulations could likewise cause us to be unable to fulfill contractual obligations or require us to reallocate time and resources, which could adversely affect our business.

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

Because some of our products, including radiopharmaceuticals, are involved in the intentional delivery of radiation to the human body and other situations where people may be exposed to radiation, including X-rays, the possibility for significant bodily injury or death exists for the intended or unintended recipient of the delivery. Our products are used to diagnose and treat acutely ill patients and at critical moments in the patient care continuum, and the failure (or alleged failure) of our products to perform as expected in such moments could compromise patient treatment, which, depending on the circumstances, could be life-threatening to patients.

Product and other liability actions, claims, or injunctions are subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle product liability claims and other liability actions against us, regardless of their actual merit. If such action or injunction were finally determined adversely to us, it could result in significant damages and reputational harm, including the possibility of punitive damages, and our financial position could be adversely affected. Adverse publicity regarding patient outcomes, accidents, failure rates, misdiagnoses, and resulting mistreatment, even ones that do not involve our products, could result in additional regulation of our products or the healthcare industry in general, cause reputational harm, and adversely affect our ability to promote, manufacture, and sell our products, even if the claims against us are later shown to be unfounded or unsubstantiated.

Moreover, if our products gain a reputation for being unreliable, unsafe, or ineffective, our relationships with governmental authorities may be adversely affected, which could result in increased scrutiny by regulatory authorities. In addition, if one of our products is determined to be defective (whether due to design, labeling, or manufacturing defects, or other reasons), or found to be so by a regulatory authority, we may be liable for damages or fines or be required to correct, remove, or recall the product or notify competent regulatory authorities. See “The U.S. FDA and equivalent global agencies tightly regulate and actively enforce the laws and regulations governing the development, authorization, and commercialization of medical devices and pharmaceutical products.” The adverse publicity resulting from a recall could damage our reputation and cause customers to review and possibly terminate their relationships with us, potentially beyond the product that was the subject of the action. A correction, removal, or recall could consume management and employee time, and adverse publicity, harm to our reputation, or increased regulatory scrutiny could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We maintain product liability insurance coverage, among other liability insurance coverage, which includes deductible amounts and self-insured retentions. Our insurance coverage may prove to be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is successfully brought against us relating to a self-insured liability or a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited, we could be required to pay substantial damages, which could have a material adverse effect on our business results, financial position, cash flows, or prospects. Any litigation, investigation, or complaint and any adverse publicity surrounding such allegations or actions could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Moreover, we may face substantial liability to patients, customers, and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing, or interoperability of our products with other products, or their misuse or failure. Our products generally operate within our customers’ facilities and network systems. Human and other errors or accidents may occur during the operation of our products in complex environments, particularly where our products are used in conjunction with products from other vendors, where interoperability or data sharing protocols may result in unsatisfactory performance even though the equipment operates according to specifications. In addition, independent service organizations could fail to adequately perform their obligations or to properly service our products, which could subject us to further liability. We may also be subject to claims for property damage, economic loss, bodily injury, or death related to or resulting from the installation, servicing, and support of our products. Any accident, mistreatment, or related injury or death could cause us to incur legal costs; subject us to litigation, recall, or regulatory enforcement actions; or generate negative publicity and cause damage to our reputation, whether or not we or our products were at fault, and could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We may become involved in litigation, arbitration, and governmental proceedings, including those stemming from third-party conduct beyond our control.

We are involved in, or threatened with, legal, arbitration, and governmental proceedings or investigations from time to time in the ordinary course of our business as well as heightened scrutiny in the healthcare industry, including disputes with employees, competitors, customers, suppliers, channel partners, competition authorities, regulators, other authorities, purported whistle-blowers, or regulatory agencies concerning allegations of, among other things, breaches of contract, product liability, product defects, IP infringement, logistics or manufacturing related topics, quality regulations, EH&S or employment issues, termination of business relationship, or alleged or suspected violations of applicable laws in various jurisdictions. The outcome of pending or potential future legal, arbitration, and governmental proceedings is difficult to predict, and excessive verdicts do occur. If such proceedings are determined adversely to us, we may be required to change our business practices or we may incur fines, penalties, or monetary losses, some of which may be significant or could disrupt the operation of our business. Exposure to litigation or other government action, whether directed at us; our customers, suppliers, or channel partners; or our or their respective business partners, could also result in the distraction of management resources and adversely affect our reputation, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects. Like other companies in our industry, we are subject to investigations and extensive regulation by government agencies around the world. As a result, we have interactions with government agencies on an ongoing basis. Criminal charges and substantial fines or civil penalties, as well as limitations on our ability to conduct business in applicable jurisdictions, could result from government investigations.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent, or stockholder to us or our stockholders; any action asserting a claim arising pursuant to the DGCL, the certificate of incorporation, or the bylaws; or any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery within the State of Delaware lacks jurisdiction over such action, the action may be brought in another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then in the United States District Court for the District of Delaware. Additionally, our certificate of incorporation states that the foregoing provision will not apply to claims arising under the Securities Act of 1933, as amended (the “Securities Act”). Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of

America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

RISKS RELATING TO FINANCING AND CAPITAL MARKETS ACTIVITIES.

Complying with our requirements under our debt instruments could adversely affect our business, results of operations, cash flows, and financial condition.

We have $8,951 million of borrowings outstanding as of December 31, 2024, and we may incur additional indebtedness in the future. Our existing debt, together with any additional indebtedness that we may incur, could have important consequences, including, but not limited to, requiring a portion of our cash flow from operations to make principal and interest payments, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds as needed to take advantage of business opportunities as they arise, pay cash dividends, or repurchase our common stock.

The debt instruments that comprise our indebtedness may contain restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt. To the extent that we incur additional indebtedness, the risks described above could increase.

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

These net liabilities arise under multiple retirement benefit plans and statutory obligations in various countries. Most of the liabilities arise under pension plans, including defined benefit pension plans, either funded with plan assets (partially or fully) or unfunded. Increases in pension, healthcare, and life insurance benefit obligations and costs could have a material adverse effect on our earnings, cash flows, and financial condition.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) require that we calculate income or expense for the plans using actuarial valuations, which reflect assumptions about financial markets, interest rates, and the expected long-term rate of return on plan assets. We are also required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase in equity. The factors that impact our pension calculations are subject to financial market volatility, and future decreases in the discount rate or low returns on plan assets can adversely impact our financial results and financial condition. Any of these factors could have a material adverse effect on our business results, cash flows, financial condition, or prospects. Furthermore, accounting standards and legal conditions governing our pension obligations are subject to changes in applicable legislation, regulations, or case law. We cannot provide any assurance that we will not incur new or more extensive pension obligations in the future due to such changes. For a discussion regarding how our financial statements have been and can be affected by our pension and healthcare benefit obligations, see Note 10, “Postretirement Benefit Plans” to the financial statements included elsewhere in this Annual Report on Form 10-K.

Changes in foreign currency exchange rates, equity prices, and interest rates, and unfavorable changes in economic conditions or uncertainties that affect the capital markets could adversely affect our financial performance.

We generate the majority of our revenue outside of the United States. Fluctuations in the value of foreign currencies relative to the U.S. dollar (“USD”) could adversely affect our financial results. As of the year ended December 31, 2024, our largest currency exposures are the Euro, Chinese Renminbi, Japanese Yen, Norwegian Krone, and British Pound Sterling. Revenues and expenses of our non-U.S. businesses are translated into USD for financial reporting purposes, and fluctuations in the value of foreign currencies against the USD impact reported earnings. In addition, our assets and liabilities denominated in foreign currencies can also be impacted by changes in foreign currency exchange rates against the USD, which could result in exchange gains or losses from revaluation. We also face foreign exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Furthermore, foreign exchange hedging activities do not offer permanent or comprehensive protection, appropriate hedging instruments may not always be available or may be prohibitively costly, or we might not be successful in effectively mitigating such exposures.

Equity prices can be volatile. The prices of our common stock and equity investments have fluctuated and could fluctuate in the future, which could impact the long-term performance of the investments we hold, the value of equity compensation awards we grant, the value of plan assets held in our pension plans, and, as a result, our financial performance.

We are also exposed to volatility due to changes in interest rates, which primarily impacts our borrowings, postretirement assets and liabilities, and investments. Changes in interest rates may impact the fair value of our fixed interest rate borrowings, the cash flows associated with our variable interest rate borrowings, and the valuation of our postretirement assets and liabilities, which may directly or indirectly impact our earnings or our cash flows, and the cash flows associated with our investments. Refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for further information.

Additionally, our future capital requirements will depend on many factors, including operating requirements, acquisitions, and the need to refinance existing debt. Our exposure to changes in interest rates and our ability to access the money markets and capital markets on terms that are favorable to us, or at all, could be impeded if market conditions are not favorable. This could impact our ability to issue additional debt or enter into other financing arrangements on acceptable terms. Furthermore, changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our access to and cost of financing. Higher borrowing costs or the inability to access capital markets could adversely affect our ability to support future growth and operating requirements. As a result, we may be compelled to take additional measures to preserve our cash flow, including through the reduction of operating expenses or suspension of dividend payments.

Future material impairments in the value of our long-lived assets, including goodwill, could adversely affect our business.

We review our long-lived assets, including identifiable intangible assets, goodwill, and property, plant, and equipment (“PP&E”), for impairment at least annually. All long-lived assets are reviewed when there is an indication that impairment may have occurred. Changes in market conditions or other changes in the outlook of value may lead to impairment charges in the future. In addition, we may sell assets that we determine are not critical to our strategy. Future events or decisions may lead to asset impairments or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction, or other factors relating to the overall business environment. Material impairment charges could negatively affect our results of operations and financial condition.

GENERAL RISKS.

Certain of our directors and employees may have actual or potential conflicts of interest because of their financial interests in GE or because of their previous or continuing positions with GE.

Because of their current or former positions with GE, certain of our executive officers and directors own equity interests in both us and GE. Continuing ownership of GE shares and equity awards could create, or appear to create, potential conflicts of interest if we and GE face decisions that could have implications for both us and GE. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and GE regarding the terms of the agreements governing the Spin-Off and our relationship with GE. Potential conflicts of interest may also arise out of any commercial arrangements that we or GE may enter into in the future.

Certain provisions in our certificate of incorporation, bylaws, and Delaware law may discourage takeovers and limit the power of our stockholders.

Several provisions of our certificate of incorporation, bylaws, and Delaware law may discourage, delay, or prevent a merger or acquisition. These include, among others, provisions that (1) establish advance notice requirements for stockholder nominations and proposals; (2) limit the ability of stockholders to call special meetings or act by written consent; (3) provide the Board the right to issue shares of preferred stock without stockholder approval; and (4) provide for the ability of our directors, and not stockholders, to fill vacancies on the Board (including those resulting from an enlargement of the Board). In addition, we are subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which could have the effect of delaying or preventing a change of control that stockholders may favor.

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

To date, the Company is not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on the Company, including its business strategy, results of operations, or financial condition. However, despite our security measures, there can be no assurance that the Company, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us. We describe whether and how cybersecurity-related risks could materially affect our business in item 1A. “Risk Factors” under the heading “Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted cyber crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business.”

CYBERSECURITY GOVERNANCE.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Audit Committee of our Board is responsible for the oversight of cybersecurity-related risks. The Audit Committee regularly receives reports from management on our cybersecurity threat risk management and strategy processes, including on topics such as our data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, incident response plans, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to these risks. The Audit Committee received reports from our Chief Information Officer (“CIO”) and/or CISO five times in 2024.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our CISO. The CISO works closely with the CIO, Chief Privacy Officer (“CPO”), and other members of the legal team who report to the General Counsel, to review the cybersecurity program while monitoring global data protection regulations and cyber security laws. The CISO, CIO, and CPO, collectively, have over 35 years of work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. Our CISO is currently a board member for the National Technology Security Coalition, a non-profit, non-partisan trade association serving as the voice of CISOs to help improve national cybersecurity and has served on the board of advisors of many security technology companies.

ITEM 2. PROPERTIES

GE HealthCare is a global organization with major centers in or near Chicago, Milwaukee, Paris, Bangalore, and Shanghai, and is headquartered in Chicago, Illinois. We own or lease over 300 facilities around the world excluding third-party logistics sites. We have 43 manufacturing facilities, of which 30 are owned. We have 15 manufacturing facilities located in the United States and 28 located outside of the United States, including in China, India, Israel, Mexico, Brazil, Austria, Denmark, France, Germany, Ireland, the Netherlands, Norway, Sweden, Finland, South Korea, and Japan. Many of these facilities serve more than one business line and may be used for multiple purposes, such as administration, sales, research, manufacturing, warehousing, service, and distribution. We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

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

PRINCIPAL MARKET.

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

STOCKHOLDERS.

There were 189,289 stockholders of record of GE HealthCare common stock as of February 6, 2025.

DIVIDENDS.

We declared and paid a quarterly dividend of $0.03 per share to our stockholders of record for the first, second, and third quarter of 2024. In the fourth quarter of 2024, we declared a dividend of $0.035 per share to be paid in the first quarter of 2025.

The timing, declaration, amount, and payment of future dividends to stockholders, if any, will fall within the discretion of the Board of Directors taking into consideration matters such as the capital needs of GE HealthCare and opportunities to retain future earnings for use in the operation of our business and to fund future growth.

STOCK PERFORMANCE GRAPH.

The following graph compares the total return on the Company’s common stock for the last 24 months with the Standard & Poor’s 500 (“S&P 500”) and S&P 500 Healthcare indices. The graph assumes $100 was invested in each of these indices on the first day of “regular way” trading for our common stock, and that all dividends were reinvested.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial results should be read in conjunction with the consolidated and combined financial statements and corresponding notes (the “financial statements”) included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis provide information management believes to be relevant to understanding the financial results of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) for the years ended December 31, 2024, 2023, and 2022. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances; see “Forward-Looking Statements.” Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in Item 1A, “Risk Factors.”

On January 3, 2023, the General Electric Company, which now operates as GE Aerospace (“GE”), completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). For further information regarding the Spin-Off, refer to Note 1, “Organization and Basis of Presentation.”

The following tables are presented in millions of United States (“U.S.”) dollars unless otherwise stated, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts, and unless otherwise stated, represent changes year-over-year.

Effective July 1, 2024, Image Guided Therapies, previously part of the Imaging segment, was realigned to the Ultrasound segment to better match its clinical usage and realize stronger business and customer impact by providing the right image guidance in the right care setting. The Ultrasound segment was subsequently renamed Advanced Visualization Solutions (“AVS”). Following this realignment, the Company continues to have four reportable segments: Imaging, Advanced Visualization Solutions, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”). These segments have been identified based on the nature of the products sold and how the Company manages its operations. Historical segment financial information presented within this report has been recast to conform to the new reportable segments structure. For additional information on the nature of our business and our segments, refer to Item 1, “Business” and Note 4, “Segment and Geographical Information.”

TRENDS AND FACTORS IMPACTING OUR PERFORMANCE

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and particularly in Item 1A, “Risk Factors.”

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Russia and Ukraine Conflict
We had $162 million and $153 million of assets in, or directly related to, Russia and Ukraine as of December 31, 2024 and December 31, 2023, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $363 million, $340 million, and $395 million from customers in these two countries for the years ended December 31, 2024, 2023, and 2022, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. Under the current U.S. Department of Commerce regulations, we are permitted to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which has eliminated the need for us to obtain individual U.S. licenses in most cases; however, licenses still may be needed for some transactions. The European Union and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. The implementation of these measures affected our ability to supply customers in Russia during the years ended December 31, 2024 and 2023 and will continue to do so as we confirm applicability of the U.S. License Exception to our transactions and continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we applied, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. The Board, together with management, will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

China Market
We continue to monitor developments in the market in China. In March 2024, the government in China announced a new stimulus program (“2024 stimulus”) that includes the healthcare sector and is being implemented through China’s provinces. In addition, an anti-corruption campaign directed at the healthcare sector remains ongoing. Both of these factors contributed to delayed orders and sales in our China business throughout 2024. We expect the 2024 stimulus program will result in opportunities for our business in China in the longer term, but it has had a short-term impact as provinces develop and announce their plans and customers begin to make purchasing decisions. We expect the effects of the delay in the 2024 stimulus and the anti-corruption campaign to continue to impact our orders and sales in the near term, although we are unable to predict the exact duration or magnitude of the impact. We expect both of these impacts to be temporary, and we believe the focus of government policy in China on expanding access to healthcare will benefit our business in China in the long term.

Tariffs
In February 2025, the United States imposed additional tariffs on products from China. These tariffs, and any future tariffs, including on products from Mexico or Canada, by the United States or other countries, will likely result in additional costs to us. The impact of tariffs will depend on various factors including the timing, amount, scope, and nature of the tariffs, and any mitigating actions we implement.

Tax Valuation Allowances
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by evaluating all available positive and negative evidence. We have a valuation allowance against certain U.S. and foreign deferred tax assets and will release the valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. For additional information regarding our income taxes, see Note 11, “Income Taxes.”

Seasonality
Our revenues and operating profits vary from quarter to quarter. Financial results in the fourth quarter have historically been higher than in other quarters due to the spending patterns of our customers.

OPERATION AS A STAND-ALONE COMPANY.

Financial Presentation Under GE Ownership
GE HealthCare utilized allocations and carve-out methodologies through the date of the Spin-Off to prepare historical combined financial statements. The combined financial statements herein for periods prior to the Spin-Off may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us, and may not reflect our results of operations, financial position, and cash flows had we been a separate, stand-alone company during the historical periods presented. For additional information, see Note 1, “Organization and Basis of Presentation.”

Stand-Alone Company Expenses
As a result of the Spin-Off, we are subject to federal and state securities laws and stock exchange requirements. We have established additional procedures and practices as a stand-alone public company. As a result, we have and will continue to incur additional costs related to external reporting, internal audit, treasury, investor relations, Board of Directors and officers, and stock administration.

Compensation
We have instituted competitive compensation policies and programs as an independent public company. The expense for these policies and programs increased from the compensation expense allocated by GE in years prior to the Spin-Off, driven primarily by higher cash and stock compensation to retain employees and align more closely with industry peers.

SUMMARY OF KEY PERFORMANCE MEASURES
Management reviews and analyzes several key performance measures including Total revenues, Operating income, Net income attributable to GE HealthCare, Earnings per share, and Cash from (used for) operating activities. Management also reviews and analyzes Organic revenue*, Adjusted earnings before interest and taxes* (“Adjusted EBIT*”), Adjusted net income*, Adjusted tax expense*, Adjusted effective tax rate* (“Adjusted ETR*”), Adjusted earnings per share*, and Free cash flow*, which are non-GAAP financial measures. These measures are reviewed and analyzed in order to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions, including those discussed below. See “Results of Operations” and “Liquidity and Capital Resources” below for further discussion on our key performance measures.

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

____________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented.

Consolidated and Combined Statements of Income	For the years ended December 31
	2024	2023	2022
Sales of products	$13,075	$13,127	$12,044
Sales of services	6,597	6,425	6,297
Total revenues	19,672	19,552	18,341
Cost of products	8,271	8,465	7,975
Cost of services	3,196	3,165	3,187
Gross profit	8,205	7,922	7,179
Selling, general, and administrative	4,269	4,282	3,631
Research and development	1,311	1,205	1,026
Total operating expenses	5,580	5,487	4,657
Operating income	2,625	2,435	2,522
Interest and other financial charges – net	504	542	77
Non-operating benefit (income) costs	(406)	(382)	(5)
Other (income) expense – net	(55)	(86)	(62)
Income from continuing operations before income taxes	2,581	2,361	2,512
Benefit (provision) for income taxes	(531)	(743)	(563)
Net income from continuing operations	2,050	1,618	1,949
Income (loss) from discontinued operations, net of taxes	—	(4)	18
Net income	2,050	1,614	1,967
Net (income) loss attributable to noncontrolling interests	(57)	(46)	(51)
Net income attributable to GE HealthCare	$1,993	$1,568	$1,916

TOTAL REVENUES.

Revenues by Segment	For the years ended December 31
	2024	2023	2022	2024 vs. 2023 % change	2023 vs. 2022 % change	2024 vs. 2023 % organic* change	2023 vs. 2022 % organic* change
Segment revenues
Imaging	$8,855	$8,944	$8,395	(1)%	7%	(1)%	8%
AVS	5,131	5,094	5,012	1%	2%	1%	3%
PCS	3,125	3,142	2,916	(1)%	8%	—%	8%
PDx	2,508	2,306	1,958	9%	18%	9%	18%
Other(1)	52	66	60
Total revenues	$19,672	$19,552	$18,341	1%	7%	1%	8%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services which does not meet the definition of an operating segment.

Revenues by Region	For the years ended December 31
	2024	2023	2022	2024 vs. 2023 % change	2023 vs. 2022 % change
United States and Canada (“USCAN”)	$8,981	$8,551	$8,130	5%	5%
Europe, the Middle East, and Africa (“EMEA”)	5,051	5,058	4,684	—%	8%
China region	2,360	2,785	2,531	(15)%	10%
Rest of World	3,280	3,158	2,996	4%	5%
Total revenues	$19,672	$19,552	$18,341	1%	7%

____________________
*Non-GAAP Financial Measure

For the year ended December 31, 2024
Total revenues were $19,672 million, growing 1% or $120 million. The reported growth was largely due to Sales of services increasing 3% or $172 million primarily driven by increased pricing.
The segment revenues were as follows:

•Imaging segment revenues were $8,855 million, decreasing 1% or $89 million, following high single-digit revenue growth in the prior year, with current year impacts from lower sales volume in China and unfavorable foreign currency impacts;
•AVS segment revenues were $5,131 million, growing 1% or $37 million with an increase in sales volume in USCAN partially offset by lower sales volume in China and unfavorable foreign currency impacts;
•PCS segment revenues were $3,125 million, decreasing 1% or $17 million primarily due to decreased volume in the Monitoring Solutions product line following growth in the prior year and unfavorable foreign currency impacts, partially offset by increased volume in the Maternal Infant Care product line; and
•PDx segment revenues were $2,508 million, growing 9% or $202 million with growth in the USCAN and EMEA regions driven by growth in volume, an increase in price, and new product introductions.

The regional revenues were as follows:

•USCAN revenues were $8,981 million, growing 5% or $430 million with growth across all segment revenues;
•EMEA revenues were $5,051 million, flat to the prior year, following high single-digit growth in the prior year, with growth in PDx revenues largely offset by decreases in Imaging and PCS revenues;
•China region revenues were $2,360 million, decreasing 15% or $425 million with declines in all segment revenues following double-digit growth in the prior year due to the impact from the 2022 COVID stimulus programs, and current year sales impacted by the delayed 2024 stimulus and the ongoing anti-corruption campaign; and
•Rest of World revenues were $3,280 million, growing 4% or $122 million with growth in all segment revenues, partially offset by unfavorable foreign currency impacts.

For the year ended December 31, 2023
Total revenues were $19,552 million, growing 7% or $1,211 million as reported and 8% organically*. The reported growth was primarily due to Sales of products growing 9% or $1,083 million as reported, with growth across all segments.
The segment revenues were as follows:

•Imaging segment revenues were $8,944 million, growing 7% or $549 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 8% primarily due to growth in Magnetic Resonance and MI/CT product lines, due to supply chain fulfillment improvements, new product introductions, and an increase in price;
•AVS segment revenues were $5,094 million, growing 2% or $82 million as reported due to an increase in Organic revenue*, partially offset by unfavorable foreign currency impacts. Organic revenue* grew 3% primarily due to growth in the CardioVascular and Interventional Solutions product line due to new product introductions, an increase in price, and supply chain fulfillment improvements;
•PCS segment revenues were $3,142 million, growing 8% or $226 million due to growth in Monitoring Solutions and Consumables and Services product lines driven by an increase in price and operational improvements; and
•PDx segment revenues were $2,306 million, growing 18% or $348 million with growth across all regions due to an increase in price and improved demand.

The regional revenues were as follows:

•USCAN revenues were $8,551 million, growing 5% or $421 million due to growth in PCS, PDX, and Imaging revenues;
•EMEA revenues were $5,058 million, growing 8% or $374 million due to growth in Imaging and PDx revenues;
•China region revenues were $2,785 million, growing 10% or $254 million due to growth across all segment revenues, partially offset by unfavorable foreign currency impacts; and
•Rest of World revenues were $3,158 million, growing 5% or $162 million due to growth in PDx, Imaging, and AVS revenues, partially offset by unfavorable foreign currency impacts.
____________________
*Non-GAAP Financial Measure

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the years ended December 31
	2024	% of Total revenues	2023	% of Total revenues	2022	% of Total revenues	2024 vs. 2023 % change	2023 vs. 2022 % change
Operating income	$2,625	13.3%	$2,435	12.5%	$2,522	13.8%	8%	(3)%
Net income attributable to GE HealthCare	1,993	10.1%	1,568	8.0%	1,916	10.4%	27%	(18)%
Adjusted EBIT*	3,211	16.3%	2,956	15.1%	2,861	15.6%	9%	3%
Adjusted net income*	2,060	10.5%	1,797	9.2%	2,103	11.5%	15%	(15)%

For the year ended December 31, 2024

Operating income was $2,625 million, an increase of $190 million and 90 basis points as a percent of Total revenues. The increase was due to the following factors:

•Gross profit increased $283 million or 120 basis points as a percent of Total revenues primarily due to a reduction in Cost of products sold. Cost of products sold decreased $194 million or 120 basis points as a percent of Sales of products. The decrease as a percent of sales was driven by cost productivity, favorable mix within our product offerings, and an increase in pricing of our products, partially offset by cost inflation. Cost of services sold increased $31 million but decreased 80 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our service offerings, partially offset by cost inflation. Included in our total cost of revenue as part of our product investment was $405 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $438 million for the prior year comparable period; and
•Total operating expenses increased $93 million, with an increase in R&D investments of $106 million and a decrease in Selling, general, and administrative (“SG&A”) expense of $13 million primarily driven by cost saving initiatives, including information technology, largely offset by increased restructuring spend. As a result, R&D as a percentage of Total revenues increased by 50 basis points and SG&A as a percentage of Total revenues decreased by 20 basis points.

Net income attributable to GE HealthCare and Net income margin were $1,993 million and 10.1%, an increase of $425 million and 210 basis points, respectively, primarily due to the following factors:

•Operating income increased $190 million, as discussed above;
•Interest and other financial charges – net decreased $38 million primarily driven by repayments made on the Term Loan Facility;
•Non-operating benefit income increased $24 million primarily related to the amortization of net gains on our pension plans;
•Other income – net decreased $31 million primarily driven by favorable impacts from Net financing and investment income in the prior year driven by impacts from the revaluation of investments; and
•Provision for income taxes decreased $212 million primarily due to the release of the France valuation allowance partially offset by the establishment of a reserve for ongoing audits in France. In the prior year, there were larger non-recurring impacts from the Tax Matters Agreement with GE as well as an incremental charge for the accrual of withholding and other foreign taxes due upon future distribution of earnings. For additional detail regarding our income taxes, see Note 11, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $3,211 million and 16.3%, an increase of $255 million and 120 basis points, respectively, primarily due to an increase in Gross profit, partially offset by investment in R&D.

Adjusted net income* was $2,060 million, an increase of $263 million primarily due to an increase in Gross profit and lower Interest and other financial charges – net, partially offset by investment in R&D.

____________________
*Non-GAAP Financial Measure

For the year ended December 31, 2023

Operating income was $2,435 million, a decrease of $87 million and 130 basis points as a percent of Total revenues. The decrease as a percent of Total revenues was due to the following factors:
•Cost of products sold increased $490 million but decreased 170 basis points as a percent of Sales of products. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our products, partially offset by cost inflation. Cost of services sold decreased $22 million or 130 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our service offerings, partially offset by cost inflation. Included in our total cost of revenue as part of our product investment was $438 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $429 million for the prior year comparable period; and
•Total operating expenses increased $830 million due to an increase in SG&A expense of $651 million driven by increased costs associated with both the one-time stand-up and recurring operations of a stand-alone company and commercial and marketing investments and an increase in R&D investments of $179 million. As a result, SG&A as a percentage of Total revenues increased by 210 basis points and R&D as a percentage of Total revenues increased by 60 basis points.

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
•Non-operating benefit income increased $377 million primarily related to the pension plans transferred to GE HealthCare as part of the Spin-Off; and
•Provision for income taxes increased $180 million primarily due to the tax effect of foreign currency movement, the impact of the Tax Matters Agreement, including the effect of completing the 2022 U.S. federal tax return, taxes accrued for the future repatriation of current earnings with a one-time charge for prior period earnings of certain of our foreign subsidiaries, and the impact of adjusting deferred tax assets and liabilities to stand-alone GE HealthCare tax rates. For additional detail regarding our income taxes, see Note 11, “Income Taxes.”

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

RESULTS OF OPERATIONS – SEGMENTS

We exclude from Segment EBIT certain corporate-related expenses and certain transactions or adjustments that our Chief Operating Decision Maker (which is our Chief Executive Officer) considers to be non-operational, such as Interest and other financial charges – net, Benefit (provision) for income taxes, restructuring costs, acquisition and disposition-related benefits (charges), Spin-Off and separation costs, Non-operating benefit (income) costs, gain (loss) on business and asset dispositions, amortization of acquisition-related intangible assets, Net (income) loss attributable to noncontrolling interests, Income (loss) from discontinued operations, net of taxes, and investment revaluation gain (loss). See Note 4, “Segment and Geographical Information” for additional information on our reportable segments, and “Results of Operations” above for discussion on segment revenue performance.

Segment EBIT	For the years ended December 31
	2024	% of segment revenues	2023	% of segment revenues	2022	% of segment revenues	2024 vs. 2023 % change	2023 vs. 2022 % change
Imaging	$962	10.9%	$821	9.2%	$780	9.3%	17%	5%
AVS	1,118	21.8%	1,124	22.1%	1,228	24.5%	(1)%	(8)%
PCS	347	11.1%	383	12.2%	341	11.7%	(9)%	12%
PDx	783	31.2%	617	26.8%	520	26.6%	27%	19%

____________________
*Non-GAAP Financial Measure

For the year ended December 31, 2024

•Imaging Segment EBIT was $962 million, an increase of $141 million due to cost productivity and an increase in price, partially offset by cost inflation;
•AVS Segment EBIT was $1,118 million, a decrease of $6 million due to cost inflation, unfavorable mix, and investments, partially offset by cost productivity;
•PCS Segment EBIT was $347 million, a decrease of $36 million due to cost inflation, partially offset by cost productivity; and
•PDx Segment EBIT was $783 million, an increase of $166 million due to an increase in price, growth in sales volume, and cost productivity, partially offset by cost inflation.

For the year ended December 31, 2023

•Imaging Segment EBIT was $821 million, an increase of $41 million due to cost productivity, an increase in price, and growth in sales volume, largely offset by investments, liquidation of higher-cost inventory, and mix between our product and service offerings;
•AVS Segment EBIT was $1,124 million, a decrease of $104 million due to investments and cost inflation, partially offset by cost productivity and an increase in price;
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

We report EBIT, Adjusted EBIT, Adjusted EBIT margin, Adjusted net income, and Adjusted earnings per share to provide management and investors with additional understanding of our business by highlighting the results from ongoing operations and the underlying profitability factors, on a normalized basis. To calculate these measures we exclude, and reflect in the detailed reconciliations below, the following adjustments as applicable: Interest and other financial charges – net, Net (income) loss attributable to noncontrolling interests, Non-operating benefit (income) costs, Benefit (provision) for income taxes and certain tax related adjustments, and certain non-recurring and/or non-cash items. We may from time to time consider excluding other non-recurring items to enhance comparability between periods. Adjusted EBIT margin is calculated by taking Adjusted EBIT divided by Total revenues for the same period.

We report Adjusted tax expense and Adjusted ETR to provide management and investors with a better understanding of the normalized tax rate applicable to our business and provide more consistent comparability across periods. Adjusted tax expense excludes the income tax related to the pre-tax income adjustments included as part of Adjusted net income and certain income tax adjustments, such as adjustments to deferred tax assets or liabilities. We may from time to time consider excluding other non-recurring tax items to enhance comparability between periods. Adjusted ETR is Adjusted tax expense divided by income before income taxes less the pre-tax income adjustments referenced above.

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

Organic Revenue*	For the years ended December 31
	2024	2023	% change
Imaging revenues	$8,855	$8,944	(1)%
Less: Acquisitions(1)	47	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(71)	—
Imaging Organic revenue*	$8,880	$8,944	(1)%
AVS revenues	$5,131	$5,094	1%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(25)	—
AVS Organic revenue*	$5,157	$5,094	1%
PCS revenues	$3,125	$3,142	(1)%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(6)	—
PCS Organic revenue*	$3,131	$3,142	—%
PDx revenues	$2,508	$2,306	9%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(10)	—
PDx Organic revenue*	$2,518	$2,306	9%
Other revenues	$52	$66	(21)%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	—	—
Other Organic revenue*	$52	$66	(21)%
Total revenues	$19,672	$19,552	1%
Less: Acquisitions(1)	47	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(112)	—
Organic revenue*	$19,737	$19,552	1%

(1)	Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction.
(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

____________________
*Non-GAAP Financial Measure

Organic Revenue*	For the years ended December 31
	2023	2022	% change
Imaging revenues	$8,944	$8,395	7%
Less: Acquisitions(1)	1	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(131)	—
Imaging Organic revenue*	$9,074	$8,395	8%
AVS revenues	$5,094	$5,012	2%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(56)	—
AVS Organic revenue*	$5,150	$5,012	3%
PCS revenues	$3,142	$2,916	8%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(16)	—
PCS Organic revenue*	$3,158	$2,916	8%
PDx revenues	$2,306	$1,958	18%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(14)	—
PDx Organic revenue*	$2,320	$1,958	18%
Other revenues	$66	$60	10%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	1	—
Other Organic revenue*	$65	$60	8%
Total revenues	$19,552	$18,341	7%
Less: Acquisitions(1)	1	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(216)	—
Organic revenue*	$19,767	$18,341	8%

(1)	Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction.
(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

____________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the years ended December 31
	2024	2023	2022	2024 vs. 2023 % change	2023 vs. 2022 % change
Net income attributable to GE HealthCare	$1,993	$1,568	$1,916	27%	(18)%
Add: Interest and other financial charges – net	504	542	77
Add: Non-operating benefit (income) costs	(406)	(382)	(5)
Less: Benefit (provision) for income taxes	(531)	(743)	(563)
Less: Income (loss) from discontinued operations, net of taxes	—	(4)	18
Less: Net (income) loss attributable to noncontrolling interests	(57)	(46)	(51)
EBIT*	$2,679	$2,521	$2,584	6%	(2)%
Add: Restructuring costs(1)	120	54	146
Add: Acquisition and disposition-related charges (benefits)(2)	3	(15)	(34)
Add: Spin-Off and separation costs(3)	251	270	14
Add: (Gain) loss on business and asset dispositions(4)	—	—	(1)
Add: Amortization of acquisition-related intangible assets	137	127	121
Add: Investment revaluation (gain) loss(5)	22	(1)	31
Adjusted EBIT*	$3,211	$2,956	$2,861	9%	3%
Net income margin	10.1%	8.0%	10.4%	210 bps	(240) bps
Adjusted EBIT margin*	16.3%	15.1%	15.6%	120 bps	(50) bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
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

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.

Adjusted Net Income*	For the years ended December 31
	2024	2023	2022	2024 vs. 2023 % change	2023 vs. 2022 % change
Net income attributable to GE HealthCare	$1,993	$1,568	$1,916	27%	(18)%
Add: Non-operating benefit (income) costs	(406)	(382)	(5)
Add: Restructuring costs(1)	120	54	146
Add: Acquisition and disposition-related charges (benefits)(2)	3	(15)	(34)
Add: Spin-Off and separation costs(3)	251	270	14
Add: (Gain) loss on business and asset dispositions(4)	—	—	(1)
Add: Amortization of acquisition-related intangible assets	137	127	121
Add: Investment revaluation (gain) loss(5)	22	(1)	31
Add: Tax effect of reconciling items(6)	(42)	(24)	(67)
Add: Spin-Off and other tax adjustments(7)	(17)	196	—
Less: Income (loss) from discontinued operations, net of taxes	—	(4)	18
Adjusted net income*	$2,060	$1,797	$2,103	15%	(15)%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs.
(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments.
(6)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
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

____________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the years ended December 31
(In dollars, except shares outstanding presented in millions)	2024	2023	2022	2024 vs. 2023 $ change	2023 vs. 2022 $ change
Diluted earnings per share – continuing operations	$4.34	$3.04	$4.18	$1.31	$(1.14)
Add: Deemed preferred stock dividend of redeemable noncontrolling interest	—	0.40	—
Add: Non-operating benefit (income) costs	(0.88)	(0.83)	(0.01)
Add: Restructuring costs(1)	0.26	0.12	0.32
Add: Acquisition and disposition-related charges (benefits)(2)	0.01	(0.03)	(0.07)
Add: Spin-Off and separation costs(3)	0.55	0.59	0.03
Add: (Gain) loss on business and asset dispositions(4)	—	—	(0.00)
Add: Amortization of acquisition-related intangible assets	0.30	0.28	0.27
Add: Investment revaluation (gain) loss(5)	0.05	(0.00)	0.07
Add: Tax effect of reconciling items(6)	(0.09)	(0.05)	(0.15)
Add: Spin-Off and other tax adjustments(7)	(0.04)	0.43	—
Adjusted earnings per share*	$4.49	$3.93	$4.63	$0.56	$(0.70)
Diluted weighted-average shares outstanding	459	458	454

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
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

Adjusted Tax Expense* and Adjusted ETR*	For the years ended December 31
	2024	2023	2022
Benefit (provision) for income taxes	$(531)	$(743)	$(563)
Add: Tax effect of reconciling items(1)	(42)	(24)	(67)
Add: Spin-Off and other tax adjustments(2)	(17)	196	—
Adjusted tax expense*	$(590)	$(571)	$(630)
Effective tax rate	20.6%	31.5%	22.4%
Adjusted effective tax rate*	21.8%	23.7%	22.6%

(1)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
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

____________________
*Non-GAAP Financial Measure

Free Cash Flow*	For the years ended December 31
	2024	2023	2022	2024 vs. 2023 % change	2023 vs. 2022 % change
Cash from (used for) operating activities – continuing operations	$1,955	$2,101	$2,134	(7)%	(2)%
Add: Additions to PP&E and internal-use software	(401)	(387)	(310)
Add: Dispositions of PP&E	—	1	4
Free cash flow*	$1,554	$1,715	$1,828	(9)%	(6)%

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, our Cash, cash equivalents, and restricted cash balance in the Consolidated Statements of Financial Position was $2,889 million. We have historically generated positive cash flows from operating activities. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 9, “Borrowings.”

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the years ended December 31
	2024	2023	2022
Cash from (used for) operating activities – continuing operations	$1,955	$2,101	$2,134
Cash from (used for) investing activities – continuing operations	(914)	(558)	(398)
Cash from (used for) financing activities – continuing operations	(573)	(478)	(822)
Free cash flow*	1,554	1,715	1,828

Operating Activities
Cash generated from operating activities in the year ended December 31, 2024 was $1,955 million and included Net income from continuing operations of $2,050 million, non-cash charges primarily for depreciation and amortization of $580 million, and $675 million in outflows from incremental changes in assets and liabilities, primarily driven by company-funded benefit payments for postretirement benefit plans, an increase in receivables due to higher volume, and a build in inventories.

Cash generated from operating activities in the year ended December 31, 2023 was $2,101 million and included Net income from continuing operations of $1,618 million, non-cash charges primarily for depreciation and amortization of $610 million, and $127 million in outflows from incremental changes in assets and liabilities, primarily driven by company-funded benefit payments for postretirement benefit plans and an increase in receivables, partially offset by lower cash taxes paid and a decrease in inventories.

Cash generated from operating activities in the year ended December 31, 2022 was $2,134 million and included Net income from continuing operations of $1,949 million, non-cash charges for depreciation and amortization of $633 million, and a $448 million outflow from changes in assets and liabilities, primarily driven by an increase in both inventories and receivables, and higher cash taxes paid, partially offset by an increase in accounts payable.

Investing Activities
Cash used for investing activities in the year ended December 31, 2024 was $914 million and primarily included additions to PP&E of $401 million related mostly to manufacturing capacity expansion and new product introductions, purchases of businesses, net of cash acquired, of $313 million related to the MIM Software Inc. (“MIM Software”) and Intelligent Ultrasound Group PLC acquisitions, and payment of $94 million for settlement of cross-currency swaps that were designated in net investment hedges. Refer to Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the MIM Software acquisition, and Note 13, “Financial Instruments and Fair Value Measurements” for additional information on the settlement of cross-currency swaps.

Cash used for investing activities in the year ended December 31, 2023 was $558 million and primarily included additions to PP&E of $387 million related mostly to new product introductions, manufacturing capacity expansion, and purchases of businesses, net of cash acquired, of $147 million primarily related to Caption Health, Inc.

Cash used for investing activities in the year ended December 31, 2022 was $398 million and primarily included additions to PP&E of $310 million related primarily to manufacturing capacity expansion, and new product introductions.

____________________
*Non-GAAP Financial Measure

Financing Activities
Cash used for financing activities in the year ended December 31, 2024 was $573 million and primarily included repayment of $1,000 million aggregate principal amount of senior unsecured notes, and $400 million in repayments of the outstanding Term Loan Facility, partially offset by $995 million of net proceeds from the issuance of $1,000 million aggregate principal amount of senior unsecured notes due in 2029. Refer to Note 9, “Borrowings” for further information.

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

Free cash flow*
Free cash flow* was $1,554 million for the year ended December 31, 2024 and primarily included $1,955 million of cash generated from operating activities, partially offset by $401 million of cash used for additions to PP&E.

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

Capital Expenditures
Cash used for capital expenditures was $401 million, $387 million, and $310 million for the years ended December 31, 2024, 2023, and 2022, respectively. Capital expenditures were primarily for manufacturing capacity expansion, new product introductions, and equipment and tooling for new and existing products.

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease, debt, and other commitments are provided in Note 7, “Leases,” Note 9, “Borrowings,” and Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies.” We have material cash requirements related to our pension obligations as described in Note 10, “Postretirement Benefit Plans.”

Debt and Credit Facilities
Additional information on our debt and credit facilities, including definitions of the terms used below, is included in Note 9, “Borrowings.” As part of our capital structure, we have incurred debt. The servicing of this debt is supported by cash flows from our operations. As of December 31, 2024, we had $8,951 million of total debt compared to $9,442 million as of December 31, 2023. This includes a $1,000 million aggregate principal amount of senior unsecured notes issued by the Company in the third quarter of 2024, and a repayment in the fourth quarter of 2024 of $1,000 million of senior unsecured notes. The decrease in debt was due primarily to repayments of $150 million and $250 million of the outstanding Term Loan Facility in the first and fourth quarter of 2024, respectively.

The weighted average interest rate for the Notes and our Credit Facilities for the year ended December 31, 2024 was 5.99%.

In addition to the Term Loan Facility, our credit facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $2,500 million expiring in January 2028, and a 364-day senior unsecured revolving facility that provides borrowings of up to $1,000 million expiring in December 2025. As of December 31, 2024, there were no outstanding borrowings on either of the two revolving facilities.

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens securing debt, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted leverage ratio. As of December 31, 2024, we were in compliance with the covenant requirements, including the maximum consolidated net leverage ratio.

Access to Capital and Credit Ratings
In connection with the Spin-Off, we accessed the capital markets and raised $10,250 million of debt by issuing $8,250 million of senior unsecured notes in November 2022, completed a drawdown of the Term Loan Facility of $2,000 million in January 2023, and arranged $3,500 million of revolving credit facilities to further support our liquidity needs. In the third quarter of 2024, we issued $1,000 million aggregate principal amount of senior unsecured notes due in 2029. We plan to continue to rely on capital markets, and we expect to have access to credit facilities to fund our operations. The cost and availability of debt financing will be influenced by our credit ratings and market conditions. Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”), and Fitch Ratings (“Fitch”) currently issue ratings on our long-term debt.
____________________
*Non-GAAP Financial Measure

Our credit ratings as of February 6, 2025 are set forth in the table below and remain unchanged since the Spin-Off.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For a discussion of recently issued accounting standards, see Note 2, “Summary of Significant Accounting Policies.”

CRITICAL ACCOUNTING ESTIMATES
Our financial results are affected by the selection and application of accounting policies and methods. We have adopted accounting policies to prepare our financial statements in conformity with U.S. GAAP.

To prepare our financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our financial statements, and the reported amounts of our revenues and expenses during the reporting periods. Our actual results may differ from these estimates. We consider estimates to be critical (1) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (2) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: Revenue Recognition, Business Combination Related Measurements, Pension and Other Postretirement Benefits, and Income Taxes.

See Note 2, “Summary of Significant Accounting Policies” for further information on our significant accounting policies.

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

See Note 3, “Revenue Recognition” for further information on revenue recognition and Note 5, “Receivables” for further information on chargebacks.

BUSINESS COMBINATION RELATED MEASUREMENTS.

Our financial statements include the operations of an acquired business starting from the completion of the combination. The assets acquired and liabilities assumed, including any contingent consideration we may be liable to pay in the future, are recorded on the date of the business combination at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Our business combinations typically result in the recognition of goodwill, developed technology, and other intangible assets, which affect the amount of future period amortization expense. The fair values of acquired intangible assets and liabilities are determined using information available at the business combination date based on estimates and assumptions that are deemed reasonable. Significant assumptions vary by the class of asset or liability and the valuation technique used. These assumptions can include: the discount rates; timing; probability of achieving regulatory and commercialization milestones; and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization, growth rates, royalty rates, and technology obsolescence rates. These assumptions are forward-looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review our critical assumptions and prepare the calculations of the fair value of acquired intangible assets in connection with significant business combinations.

See Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for further information on our business combinations.

PENSION AND OTHER POSTRETIREMENT BENEFITS.

Pension and other postretirement benefits are calculated using significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions, discount rate and expected return on assets, are important elements of plan expense and related asset and liability measurement. The Company evaluates these critical assumptions at least annually on a plan and country-specific basis. The Company periodically evaluates other assumptions involving demographic factors such as retirement age, mortality, and turnover, and updates them to reflect our experience and expectations for the future. Actual results in any given year often will differ from actuarial assumptions because of economic and other factors.

Projected benefit obligations (“PBO”) are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the expected timing of benefit payments.

A 50 basis point change in the assumed discount rate would have the following effects on the calculation of net periodic benefit costs in 2025 and PBO and accumulated postretirement benefit obligation (“APBO”) as of December 31, 2024:

Discount Rate Sensitivity
	U.S. Plans	International Plans	Other Postretirement Plans
50 bps increase in discount rate
Impact on PBO/APBO as of December 31, 2024	$(812)	$(195)	$(32)
Impact on service cost and interest cost in 2025	37	2	3
50 bps decrease in discount rate
Impact on PBO/APBO as of December 31, 2024	$885	$215	$33
Impact on service cost and interest cost in 2025	(43)	(3)	(2)

The sensitivity of the net deficit to the discount rate would be lower than the projected benefit obligation sensitivity as a result of the liability hedging program incorporated in the plan’s asset allocation.
To determine the expected long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields, and spreads, using both internal and external sources. We also consider expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. A 1% change in the assumed expected long-term rate of return on plan assets would increase or decrease the 2025 net periodic benefit costs of these plans by $194 million.
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
We disclose in the following table postretirement plans with assets or obligations that exceed $50 million as of December 31, 2024. Refer to Note 10, “Postretirement Benefit Plans” for further details related to these plans. The value of the assets and liabilities as of December 31, 2024, are summarized in the table below.

	Projected benefit obligations	Fair value of plan assets	Funded status - surplus (deficit)
GE HealthCare Pension Plan	$15,230	$13,650	$(1,580)
GE HealthCare Supplementary Pension Plan	1,886	—	(1,886)
Other U.S. Pension Plans	1,125	727	(398)
Total U.S. Plans	18,241	14,378	(3,863)
International Plans	2,957	3,276	319
OPEB Plans(1)	1,016	—	(1,016)
Total	$22,214	$17,654	$(4,561)
(1) As defined in Note 10, “Postretirement Benefit Plans.”

INCOME TAXES.

For periods prior to the Spin-Off, GE HealthCare is included in the combined U.S. federal, state, and foreign income tax returns of GE, where eligible. However, we have adopted the separate return method for purposes of our combined financial statements. The income tax provisions reflected in our combined financial statements for the period ended December 31, 2022 have been estimated as if we were a separate taxpayer.

Our annual tax expense is based on our income, applicable statutory tax rates, and tax incentives available to us in the various jurisdictions in which we operate. Changes in existing tax laws or rates could significantly impact the estimate of our tax liabilities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, taxable income in prior carryback years to the extent applicable, and available tax planning strategies. These sources of income rely heavily on estimates; we use our historical experience as well as our short- and long-range business forecasts to provide insight.

Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities based on the technical merits of the position. Our policy is to adjust these reserves when facts and circumstances change, such as the change in the technical merit of a position, or an uncertain tax position is effectively settled with the relevant taxing authority, or the statute of limitations has expired. We have provided for the amounts we believe will ultimately result from these changes; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

See Note 11, “Income Taxes” for further information on income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from changes in foreign currency exchange rates, interest rates, commodity prices, and equity prices, which may impact future income, cash flows, and fair value of our business. In certain situations, we may seek to reduce cash flow volatility associated with changes in foreign currency exchange rates, the foreign currency risk associated with our net investment in foreign operations, or the fair value interest rate risk of our financial instruments bearing fixed interest by entering into financial arrangements intended to provide a hedge against a portion of such risks. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative contracts to the extent they meet the objectives described above, and not for speculative purposes. See Note 13, “Financial Instruments and Fair Value Measurements” for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

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

We use a number of techniques to manage the effects of foreign currency exchange risk, including hedging of significant currency exposures. We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency exchange rate changes on purchase and sale contracts and economic hedges when we have exposures to foreign currency exchange risk for which we are unable to meet the requirements for hedge accounting. We use net investment hedging to hedge the foreign currency risk of our net investment in foreign operations against adverse movements in exchange rates against the USD. As a result of the above mitigating activities, we have been able to significantly reduce the financial impact of volatility from currency fluctuations.

The potential decrease in fair value of our foreign currency derivative contracts from a 10% decrease in USD spot rates against other applicable currencies would have been $82 million as of December 31, 2024. This excludes foreign currency derivative contracts designated as net investment hedges as changes in the fair value of those contracts are not expected to impact earnings. The sensitivity analysis assumes a uniform weakening of USD spot rates against the other applicable currencies, compared to the actual exchange rates applied as of December 31, 2024, with all other factors remaining constant. This sensitivity analysis disregards the offsetting change in value of the underlying hedged currency exposures in earnings.

The effect arising from foreign currency transactions, including the remeasurement of derivatives mentioned above, can result in significant fluctuations at points in time, but generally will be offset as the underlying hedged item is recognized in earnings. The global nature of our customer base and manufacturing footprint allows for the natural offset of certain income and costs denominated in foreign currencies. See Note 2, “Summary of Significant Accounting Policies” for net gains (losses) from foreign currency transactions for the years ended December 31, 2024, 2023, and 2022.

INTEREST RATE RISK.

We are exposed to interest rate risk due to changes in benchmark interest rates related to the fair value of our borrowings bearing fixed interest rates and variability of cash flows related to our investments and borrowings bearing variable interest rates.

As of December 31, 2024, we have $8,250 million of fixed-rate debt and $750 million outstanding on the Term Loan Facility which carries a variable interest rate. As of December 31, 2024, we have $2,889 million of Cash, cash equivalents, and restricted cash, of which $1,885 million is invested in short-term investments that generate income based on variable interest rates.

A change in interest rates would impact the fair value of our fixed-rate debt and would impact our earnings and cash flows associated with our floating-rate debt. A hypothetical change of interest rates by 100 basis points would increase or decrease our annual interest expense by approximately $35 million, partially offset by the change in interest income from our cash investments.

We primarily manage interest rate risk by using a mix of fixed-rate and variable-rate debt that we deem appropriate. As of December 31, 2024, we executed an aggregate notional amount of interest rate swap contracts to synthetically convert $2,700 million of our senior unsecured notes from fixed rates to variable rates as part of our interest rate risk management strategy.

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

EQUITY RISK.

As of December 31, 2024, we have $260 million of deferred compensation liabilities subject to the risk of changes in equity prices. A change in the U.S equity markets would result in a corresponding change in the value of these deferred compensation liabilities, which would impact our earnings and cash flows. We may from time to time engage in hedging transactions to reduce the impact to earnings from equity price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GE HealthCare Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of GE HealthCare Technologies, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated and combined statements of income, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 13, 2025

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GE HealthCare Technologies Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of GE HealthCare Technologies Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 13, 2025

Consolidated and Combined Statements of Income
	For the years ended December 31
(In millions, except per share amounts)	2024	2023	2022
Sales of products	$13,075	$13,127	$12,044
Sales of services	6,597	6,425	6,297
Total revenues	19,672	19,552	18,341
Cost of products	8,271	8,465	7,975
Cost of services	3,196	3,165	3,187
Gross profit	8,205	7,922	7,179
Selling, general, and administrative	4,269	4,282	3,631
Research and development	1,311	1,205	1,026
Total operating expenses	5,580	5,487	4,657
Operating income	2,625	2,435	2,522
Interest and other financial charges – net	504	542	77
Non-operating benefit (income) costs	(406)	(382)	(5)
Other (income) expense – net	(55)	(86)	(62)
Income from continuing operations before income taxes	2,581	2,361	2,512
Benefit (provision) for income taxes	(531)	(743)	(563)
Net income from continuing operations	2,050	1,618	1,949
Income (loss) from discontinued operations, net of taxes	—	(4)	18
Net income	2,050	1,614	1,967
Net (income) loss attributable to noncontrolling interests	(57)	(46)	(51)
Net income attributable to GE HealthCare	1,993	1,568	1,916
Deemed preferred stock dividend of redeemable noncontrolling interest	—	(183)	—
Net income attributable to GE HealthCare common stockholders	$1,993	$1,385	$1,916

Earnings per share from continuing operations attributable to GE HealthCare common stockholders:
Basic	$4.37	$3.06	$4.18
Diluted	4.34	3.04	4.18
Earnings per share attributable to GE HealthCare common stockholders:
Basic	$4.37	$3.05	$4.22
Diluted	4.34	3.03	4.22
Weighted-average number of shares outstanding:
Basic	456	455	454
Diluted	459	458	454

The accompanying notes are an integral part of these consolidated and combined financial statements.

Consolidated and Combined Statements of Comprehensive Income (Loss)
	For the years ended December 31
(In millions, net of tax)	2024	2023	2022
Net income attributable to GE HealthCare	$1,993	$1,568	$1,916
Net income (loss) attributable to noncontrolling interests	57	46	51
Net income	2,050	1,614	1,967
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	(271)	74	(878)
Pension and Other Postretirement Plans – net of taxes	(456)	(897)	58
Cash flow hedges – net of taxes	36	(27)	(23)
Other comprehensive income (loss)	(691)	(850)	(843)
Comprehensive income (loss)	1,359	764	1,124
Less: Comprehensive income (loss) attributable to noncontrolling interests	53	9	51
Comprehensive income attributable to GE HealthCare	$1,306	$755	$1,073

The accompanying notes are an integral part of these consolidated and combined financial statements.

Consolidated Statements of Financial Position
	As of
(In millions, except share and per share amounts)	December 31, 2024	December 31, 2023
Cash, cash equivalents, and restricted cash	$2,889	$2,504
Receivables – net of allowances of $103 and $98	3,564	3,525
Due from related parties	5	32
Inventories	1,939	1,960
Contract and other deferred assets	974	1,000
All other current assets	529	389
Current assets	9,901	9,410
Property, plant, and equipment – net	2,550	2,500
Goodwill	13,136	12,936
Other intangible assets – net	1,078	1,253
Deferred income taxes	4,474	4,474
All other non-current assets	1,950	1,881
Total assets	$33,089	$32,454
Short-term borrowings	$1,502	$1,006
Accounts payable	3,022	2,947
Due to related parties	20	99
Contract liabilities	1,943	1,918
Current compensation and benefits	1,521	1,518
All other current liabilities	1,545	1,493
Current liabilities	9,553	8,981
Long-term borrowings	7,449	8,436
Non-current compensation and benefits	5,583	5,782
Deferred income taxes	56	68
All other non-current liabilities	1,796	1,877
Total liabilities	24,437	25,144
Commitments and contingencies
Redeemable noncontrolling interests	188	165
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 457,246,971 shares issued as of December 31, 2024; 455,342,290 shares issued as of December 31, 2023	5	5
Treasury stock, at cost, 291,053 shares as of December 31, 2024 and 0 shares as of December 31, 2023	(25)	—
Additional paid-in capital	6,583	6,493
Retained earnings	3,262	1,326
Accumulated other comprehensive income (loss) – net	(1,379)	(691)
Total equity attributable to GE HealthCare	8,446	7,133
Noncontrolling interests	18	12
Total equity	8,464	7,145
Total liabilities, redeemable noncontrolling interests, and equity	$33,089	$32,454

The accompanying notes are an integral part of these consolidated and combined financial statements.

Consolidated and Combined Statements of Changes in Equity
	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2021	—	$—	—	$—	$—	$—	$17,692	$(1,037)	$21	$16,676
Net income attributable to GE HealthCare	—	—	—	—	—	—	1,916	—	—	1,916
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	—	(841)	—	(841)
Transfers (to) from GE	—	—	—	—	—	—	(8,373)	—	—	(8,373)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(16)	(16)
Balances as of December 31, 2022	—	—	—	—	—	—	11,235	(1,878)	5	9,362
Net transfers from GE, including Spin-Off-related adjustments	—	—	—	—	—	—	(4,851)	2,000	2	(2,849)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	454	5	—	—	6,379	—	(6,384)	—	—	—
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	—	—	—	—	—	—	—	—
Net income attributable to GE HealthCare	—	—	—	—	—	1,568	—	—	—	1,568
Dividends declared ($0.12 per common share)	—	—	—	—	—	(55)	—	—	—	(55)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	—	(813)	—	(813)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	—	5	5
Share-based compensation	—	—	—	—	114	—	—	—	—	114
Changes in equity due to redemption value adjustments on redeemable noncontrolling interests	—	—	—	—	—	(187)	—	—	—	(187)
Balances as of December 31, 2023	455	5	—	—	6,493	1,326	—	(691)	12	7,145
Issuance of shares under equity awards, net of shares withheld for taxes and other	2	—	—	(25)	(35)	—	—	—	—	(60)
Net income attributable to GE HealthCare	—	—	—	—	—	1,993	—	—	—	1,993
Dividends declared ($0.125 per common share)	—	—	—	—	—	(58)	—	—	—	(58)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	—	(688)	—	(688)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	—	7	7
Share-based compensation	—	—	—	—	125	—	—	—	—	125
Balances as of December 31, 2024	457	$5	—	$(25)	$6,583	$3,262	$—	$(1,379)	$18	$8,464

The accompanying notes are an integral part of these consolidated and combined financial statements.

Consolidated and Combined Statements of Cash Flows
	For the years ended December 31
(In millions)	2024	2023	2022
Net income	$2,050	$1,614	$1,967
Less: Income (loss) from discontinued operations, net of taxes	—	(4)	18
Net income from continuing operations	$2,050	$1,618	$1,949
Adjustments to reconcile Net income from continuing operations to Cash from (used for) operating activities – continuing operations
Depreciation of property, plant, and equipment	268	248	228
Amortization of intangible assets	312	362	405
Gain on fair value remeasurement of contingent consideration	(19)	(17)	(65)
Net periodic postretirement benefit plan (income) expense	(357)	(332)	9
Postretirement plan contributions	(332)	(357)	(18)
Share-based compensation	125	114	67
Provision for income taxes	531	743	563
Cash paid during the year for income taxes	(491)	(474)	(851)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	(178)	(185)	(231)
Due from related parties	25	4	13
Inventories	(81)	111	(402)
Contract and other deferred assets	3	10	(222)
Accounts payable	126	(13)	481
Due to related parties	(61)	(84)	(33)
Contract liabilities	68	26	138
Current compensation and benefits	39	153	(37)
All other operating activities – net	(74)	174	140
Cash from (used for) operating activities – continuing operations	1,955	2,101	2,134
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(401)	(387)	(310)
Dispositions of property, plant, and equipment	—	1	4
Purchases of businesses, net of cash acquired	(313)	(147)	—
Purchases of investments	(40)	(48)	(59)
All other investing activities – net	(160)	23	(33)
Cash from (used for) investing activities – continuing operations	(914)	(558)	(398)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	—	(12)	9
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	995	2,006	8,198
Repayments and other reductions (maturities longer than 90 days)	(1,418)	(855)	(3)
Dividends paid to stockholders	(55)	(41)	—
Redemption of noncontrolling interests	—	(211)	—
Net transfers (to) from GE	—	(1,317)	(8,934)
Proceeds from stock issued under employee benefit plans	33	34	—
Taxes paid related to net share settlement of equity awards	(93)	(33)	—
All other financing activities – net	(34)	(49)	(92)
Cash from (used for) financing activities – continuing operations	(573)	(478)	(822)
Cash from (used for) operating activities – discontinued operations	(4)	—	(21)
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	(77)	(10)	(3)
Increase (decrease) in cash, cash equivalents, and restricted cash	387	1,055	890
Cash, cash equivalents, and restricted cash at beginning of year	2,506	1,451	561
Cash, cash equivalents, and restricted cash at end of year	$2,893	$2,506	$1,451

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(550)	$(570)	$—
Non-cash investing activities
Acquired but unpaid property, plant, and equipment	$143	$140	$136
The accompanying notes are an integral part of these consolidated and combined financial statements.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION.

GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) is a trusted partner and leading global healthcare solutions provider, innovating medical technology, pharmaceutical diagnostics, and integrated, cloud-first AI-enabled solutions, services, and data analytics. We operate at the center of the healthcare ecosystem, helping enable precision care by increasing health system capacity, enhancing productivity, digitizing healthcare delivery, and improving clinical outcomes while serving patients’ demand for greater efficiency, access, and personalized medicine. Our products, services, and solutions are designed to enable clinicians to make more informed decisions quickly and efficiently, improving patient care from screening and diagnosis to therapy and monitoring.

On January 3, 2023, the General Electric Company, which now operates as GE Aerospace (“GE”), completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). The Spin-Off was completed through a distribution of approximately 80.1% of the Company’s outstanding common stock to holders of record of GE’s common stock as of the close of business on December 16, 2022 (the “Distribution”), which resulted in the issuance of approximately 454 million shares of common stock. Prior to the Distribution, the Company issued 100 shares of common stock in exchange for $1.00, all of which were held by GE as of December 31, 2022. As a result of the Distribution, the Company became an independent public company. On April 2, 2024, GE completed the separation of its GE Vernova business into an independent publicly traded company. In the fourth quarter of 2024, GE sold its remaining ownership of the Company’s outstanding common stock. Following the share sell-down, GE continues to be reported as a related party due to the nature of our relationship and board member affiliation.

In connection with the Spin-Off, certain adjustments were recorded to reflect transfers from GE, the draw-down of the Term Loan Facility, and settlement of Spin-Off transactions with GE, which resulted in the net reduction in Total equity of $2,849 million. These items substantially consisted of the transfer of: (1) certain pension plan liabilities and assets as described in Note 10, “Postretirement Benefit Plans,” (2) certain deferred income taxes as described in Note 11, “Income Taxes,” (3) deferred compensation liabilities of $548 million, and (4) employee termination obligations as described in Note 15, “Restructuring Activities.”

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE. See Note 19, “Related Parties and Transition Services Agreement” for more information on these agreements and related transactions.

Unless the context otherwise requires, references to “GE HealthCare,” “we,” “us,” “our,” and the “Company” refer to (1) GE’s healthcare business prior to the Spin-Off as a carve-out business of GE with related combined financial statements and (2) GE HealthCare Technologies Inc. and its subsidiaries following the Spin-Off with related consolidated financial statements.

BASIS OF PRESENTATION.

The consolidated and combined financial statements and corresponding notes (the “financial statements”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) and in accordance with the instructions to Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Tables throughout this document are presented in millions of U.S. dollars unless otherwise stated and certain columns and rows may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts.

For the year ended December 31, 2022, which was prior to the Spin-Off, the combined financial statements were derived from the consolidated financial statements and accounting records of GE, including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by GE. The combined financial statements do not purport to reflect what the results of operations, comprehensive income (loss), financial position, or cash flows would have been had the Company operated as a separate, stand-alone entity prior to the Spin-Off.

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation, which provides additional detail to readers of the financial statements. Amounts related to current compensation and benefit obligations that were previously reported within the All other current liabilities and All other operating activities – net lines on the Consolidated Statements of Financial Position and Consolidated and Combined Statements of Cash Flows, respectively, have been reclassified to separate lines on the respective financial statements. Additionally on the Consolidated and Combined Statements of Cash Flows, amounts related to purchase of investments previously reported within All other investing activities – net, and amounts related to equity award activity previously reported within All other financing activities – net, have been reclassified to separate lines.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES AND ASSUMPTIONS.

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions, which affect the reported amounts and related disclosures in the financial statements. Estimates are used for, but are not limited to, determining the following: revenue from contracts with customers; recoverability of long-lived assets and inventory; valuation of goodwill and intangible assets; useful lives used in depreciation and amortization; asset retirement obligations; income taxes and related valuation allowances; accruals for contingencies including legal and product warranties; actuarial assumptions used to determine costs of pension and other postretirement benefits; valuation of pension assets; valuation and recoverability of receivables; valuation of derivatives; and valuation of assets acquired, liabilities assumed, and contingent consideration as a result of acquisitions. Actual results could differ from these estimates.

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

The Company capitalizes certain direct incremental costs incurred to obtain a contract, primarily commissions. Costs to obtain a contract are classified within Contract and other deferred assets or All other non-current assets in the Consolidated Statements of Financial Position and are recognized based on the timing of when the Company expects to earn related revenues. Management assesses these costs for impairment based on periodic assessments of recoverability.

Performance Obligations Satisfied at a Point in Time
We primarily recognize revenue from sales of products at the point in time that the customer obtains control, which is generally no earlier than when the customer has physical possession. Where arrangements include customer acceptance provisions based on customer-specified criteria, we recognize revenue when we have concluded that the customer has control of the products, which is typically at the point of acceptance. Our billing terms for these point-in-time product contracts generally coincide with delivery to the customer and customer acceptance; however, periodically, we transfer control of products in advance of billing or we receive customer advances and deposits from customers in advance of transfer of control of products which are recognized as contract assets or contract liabilities, respectively, in the Consolidated Statements of Financial Position. Any differences between the timing of our revenue recognition and customer billings (based on contractual terms) result in changes to our contract asset or contract liability positions.

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

See Note 3, “Revenue Recognition” for further information.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.

Cash deposits, short-term investments, and high-liquidity mutual funds with original maturities of three months or less are included in Cash, cash equivalents, and restricted cash in the Consolidated Statements of Financial Position. Restricted cash primarily relates to funds restricted in connection with escrow accounts and other contractual and legal restrictions. For the year ended December 31, 2022, which was prior to the Spin-Off, the cash presented in the Consolidated and Combined Statements of Cash Flows represents cash not subject to the GE centralized cash management process. Cash held in commingled accounts with GE, or its affiliates, is presented within Net parent investment in the Consolidated and Combined Statements of Changes in Equity.

See Note 18, “Supplemental Financial Information” for further information.

INVESTMENT SECURITIES.

Publicly traded equity securities for which we do not have the ability to exercise significant influence are recorded at fair value with changes in fair value recognized in Other (income) expense – net in the Consolidated and Combined Statements of Income. Privately held equity securities for which we do not have the ability to exercise significant influence are accounted for using the measurement alternative approach and are recorded at cost less impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes in the measurement recognized through Other (income) expense – net in the Consolidated and Combined Statements of Income. Equity investments without readily determinable fair value as of December 31, 2024 and 2023 were $176 million and $156 million, respectively. Investment securities are recognized within All other non-current assets in the Consolidated Statements of Financial Position.

EQUITY METHOD INVESTMENTS.

Equity method investments are investments in entities in which we do not have a controlling financial interest, but over which we have significant influence. Equity method investments are assessed for other-than-temporary impairment when events occur or circumstances change that indicate it is more likely than not the fair value of the asset is below its carrying value. Equity method investments are recognized within All other non-current assets in the Consolidated Statements of Financial Position. Our share of the results of equity method investments is recognized within Other (income) expense – net in the Consolidated and Combined Statements of Income.

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

Loans
Loans represent term loans that are collateralized by equipment and other assets. Loans are classified as either held for sale or held for investment (“HFI”) based on management’s intent and ability to hold the loans for the foreseeable future. Loans where the Company does not have the ability and intent to hold for investment purposes and those where the Company intends to hold for sale in the foreseeable future are accounted for as loans held for sale. Loans held for sale are recorded at the lower of cost or current fair value with any fair value write-down (or change to the write-down) recorded as a valuation allowance through current period earnings in the period in which the change occurs. Loans classified as HFI are recorded at amortized cost.

Investment in Finance Leases
Finance leases include mostly sales-type leases of equipment and represent net unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income and less the allowance for credit losses.

See Note 7, “Leases” for further information on our finance leases and “Allowance for credit losses” below for the Company’s policy regarding allowances for credit losses on financing receivables.

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

Inventories are generally classified as current, however, based on consumption timelines, certain inventories are considered non-current and are recognized, net of related reserves, within All other non-current assets in the Consolidated Statements of Financial Position.

As necessary, we record provisions and write-downs for excess, slow moving, and obsolete inventory. To determine these amounts, we regularly review inventory quantities on hand and compare them to historical utilization and estimates of future product demand, market conditions, and technological developments.

See Note 18, “Supplemental Financial Information” for further information.

PROPERTY, PLANT, AND EQUIPMENT.

Property, plant, and equipment is stated at cost and is depreciated on a straight-line basis over its estimated useful life. Estimated useful lives generally range from 8 to 40 years for buildings, structures and related equipment, 3 to 20 years for machinery and equipment, and 1 to 15 years for leasehold improvements. Repair and maintenance costs are expensed as incurred. Property, plant and equipment is reviewed for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In such circumstances, assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values.

See Note 18, “Supplemental Financial Information” for further information.

LEASES.

Lessee Arrangements
At lease commencement, we record a lease liability and corresponding right-of-use (“ROU”) asset. ROU assets are recognized within Property, plant, and equipment – net and lease liabilities are recognized within All other current liabilities and All other non-current liabilities in the Consolidated Statements of Financial Position. Options to extend a lease are included as part of the ROU lease asset and liability at commencement when it is reasonably certain the Company will exercise the option. We have elected to combine lease and non-lease components in determining our lease liability for all leased assets except our vehicle leases. Non-lease components are generally related to services that the lessor performs for the Company associated with the leased asset. As the Company’s leases typically do not provide an implicit rate, the present value of our lease liability is determined using our incremental collateralized borrowing rate at lease commencement for leases that commenced post-Spin-Off and GE’s incremental collateralized borrowing rate at lease commencement for leases that commenced pre-Spin-Off. For leases with an initial term of 12 months or less, an ROU asset and lease liability are not recognized, and lease expense is recognized on a straight-line basis over the lease term. Certain of our leases include provisions for variable lease payments which are based on, but not limited to, maintenance, insurance, taxes, index escalations, and usage-based amounts. The Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. We review ROU assets for impairment annually or when events occur or circumstances change that indicate that the asset may be impaired.

Lessor Arrangements
Equipment leased to others under operating leases is recognized within Property, plant, and equipment – net in the Consolidated Statements of Financial Position. Leases classified as sales-type leases or direct finance leases are recognized within All other current assets and All other non-current assets, respectively, in the Consolidated Statements of Financial Position. The terms of the related contracts, including the proportion of fixed versus variable payments and any options to shorten or extend the lease term or purchase the underlying asset, vary by customer.

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

In-process research and development (“IPR&D”) acquired as part of a business acquisition is capitalized at fair value when acquired and is considered an indefinite-lived intangible asset. We test indefinite-lived intangible assets for impairment annually in the third quarter of each year or when events occur or circumstances change that indicate it is more likely than not the fair value of the asset is below its carrying value. When testing IPR&D for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the fair value of the IPR&D is less than its carrying value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that the IPR&D is impaired, an impairment charge is recognized based on the difference between the IPR&D’s carrying value and its fair value. When the IPR&D project is complete, the asset is considered a finite-lived intangible asset and subject to an impairment test at that date. Thereafter, the resulting asset is amortized over its estimated useful life and is subject to impairment assessments in the same manner as all amortizing intangible assets.

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

Internal-use software is software that is developed, purchased, or modified to meet internal needs and for which no substantive plan exists to sell, lease, or otherwise market the software externally. All costs associated with project tasks classified in the preliminary project development or post-implementation/operation stage are expensed as incurred. Capitalization of application development stage costs begins after both of the following occur: (1) the preliminary project development stage is completed and (2) management authorizes and commits to funding the software project and it is probable that the project will be completed and the software will be used for the purpose for which it was intended. Capitalization ceases when the project is substantially complete. Capitalized amounts are recognized within Other intangible assets – net in the Consolidated Statements of Financial Position and are amortized on a straight-line basis over the asset’s estimated useful life.

External use software relates to software that is (1) intended to be sold, licensed, or marketed to our customers or (2) embedded and integral to our tangible products for which research and development (“R&D”) has been completed. Costs that are related to the conceptual formulation and design of software are expensed as incurred. Costs that are incurred after technological feasibility has been established until general release of the product are capitalized as an intangible asset and recognized within Other intangible assets – net in the Consolidated Statements of Financial Position. Capitalized costs for software to be sold, leased, or otherwise marketed are amortized on an individual product basis using straight-line amortization over the estimated useful life of the product. The Company performs regular reviews to assess whether unamortized capitalized external use software program costs remain recoverable through future revenue.

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

Contracts that do not in their entirety meet the definition of a derivative instrument and are not measured at fair value may contain embedded features affecting some or all of the cash flows or value of other exchanges that would otherwise be considered derivatives when assessed separately from the host contract. Such embedded features are separated from the host contract and accounted for as a derivative measured at fair value if their economic characteristics and risks are not clearly and closely related to those of the host contract.

See Note 13, “Financial Instruments and Fair Value Measurements” for further information.

INCOME TAXES.

For the year ended December 31, 2022, which was prior to the Spin-Off, the Company’s income tax provision was determined using the separate return method. As a result, actual amounts included in the consolidated financial statements of GE related to the Company may differ from the amounts included in our financial statements. For post Spin-Off periods we file tax returns on our own behalf, and our deferred taxes and actual income tax rate may differ from those in the historical pre Spin-Off periods.

Uncertain tax positions that meet the more likely than not recognition threshold are included in the financial statements. Such uncertain tax positions are measured at the largest amount of benefit that the Company believes has a greater than 50% likelihood of realization upon settlement. Our policy is to adjust these reserves when facts and circumstances change, such as the change in the technical merit of a position, an uncertain tax position is effectively settled with the relevant taxing authority, or the statute of limitations has expired. Penalties and interest related to income tax matters are recognized within Benefit (provision) for income taxes in the Consolidated and Combined Statements of Income.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax basis, as well as net operating loss and tax credit carryforwards. The deferred income tax balances are stated at enacted tax rates expected to be in effect when those taxes are paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits considering all available positive and negative evidence, including the impact of the Tax Matters Agreement with GE, specifically assessing the adequacy of future expected taxable income from all sources, including reversal of existing taxable temporary differences, forecasted operating earnings, taxable income in prior carryback years, if applicable, and available tax planning strategies. To the extent we consider it more likely than not that a deferred tax asset will not be recovered, a valuation allowance is established to reduce its carrying value to the amount that is more likely than not to be realized. Deferred taxes are provided for the outside basis difference of certain investments in non-U.S. affiliates and associated companies based upon our evaluation of the undistributed earnings of such entities if the permanently reinvested assumption cannot be made.

See Note 11, “Income Taxes” for further information.

POSTRETIREMENT BENEFIT PLANS.

Prior to the Spin-Off, GE sponsored plans were accounted for as multiemployer plans. Therefore, the Combined Statement of Income reflects a proportionate allocation of net periodic benefit costs for the multiemployer plans associated with the Company for the year ended December 31, 2022.

In connection with the Spin-Off, on January 1, 2023, GE HealthCare assumed a portion of former GE pension and other postretirement obligations and assets. The pension and other postretirement obligations assumed relate to benefits owed to current GE HealthCare employees, former GE HealthCare employees, and certain GE legacy plan participants. As of January 1, 2023, GE HealthCare established the assumed pension plans as single-employer plans, but continued to participate in legacy GE multiple-employer postretirement benefit plans sponsored by GE. On January 1, 2024, we transitioned from the legacy GE multiple-employer postretirement benefit plans to a GE HealthCare sponsored single-employer postretirement benefit plan. This change did not have an impact on our results of operations or financial position. Management accounts for the pension and postretirement plans as defined benefit plans.

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

We engage third-party actuaries to assist in the determination of benefit obligations and related net periodic benefit costs. We develop significant long-term assumptions, including discount rates and the expected rate of return on assets in connection with our pension accounting. In the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement, we recognize differences between expected long-term return on plan assets and actual returns, and net actuarial gains and losses for the pension plan liabilities within the Consolidated and Combined Statements of Comprehensive Income (Loss).

We amortize gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, that exceed 10% of the greater of the market related value of plan assets or benefit obligations, determined as of the beginning of the year. The period over which gains and losses are amortized to earnings is generally over the average remaining life expectancy of plan participants.

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

See Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” for further information.

SUPPLY CHAIN FINANCE PROGRAMS.

The Company participates in voluntary supply chain finance programs which provide participating suppliers the opportunity to sell their GE HealthCare receivables to third parties at the sole discretion of both the suppliers and the third parties. We evaluate supply chain finance programs to ensure the use of a third-party intermediary to settle our trade payables does not change the nature, existence, amount, or timing of our trade payables and does not provide the Company with any direct economic benefit. If any characteristics of the trade payables change or we receive a direct economic benefit, we reclassify the trade payables to borrowings. In connection with the supply chain finance programs, payment terms normally range from 30 to 180 days, depending on the underlying supplier agreements.

See Note 18, “Supplemental Financial Information” for further information.

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
See Note 13, “Financial Instruments and Fair Value Measurements” for further information.

RECURRING FAIR VALUE MEASUREMENTS.

For financial assets and liabilities measured at fair value on a recurring basis, primarily money market funds, investment securities, derivatives, and contingent consideration, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

Money Market Funds
Money market funds are valued using pricing information from the fund managers, quoted on a daily basis, and are considered Level 2 inputs.

Investment Securities
Publicly traded equity securities are valued using Level 1 quoted price inputs.

Derivatives
The majority of our derivatives are valued using model-derived offers received from financial institutions for similar over-the-counter instruments without an active market or internal models. The models maximize observable inputs including interest rates and both forward and spot prices for currencies and commodities. As of December 31, 2024 and 2023, foreign currency contracts, interest rate contracts, commodity exchange contracts, embedded derivatives, and the equity-linked total return swap were valued using Level 2 inputs.

Contingent Consideration
When an acquisition involves a contingent consideration arrangement, we record on the date of acquisition a liability for the fair value of the estimated additional consideration we may be obligated to pay in the future. The fair value is based upon estimates of future financial projections under various potential scenarios using a probability-weighted expected payment model discounted to present value. The estimates used to determine the fair value are subject to significant judgment and as such are considered Level 3 inputs. We subsequently remeasure such liabilities at the end of each reporting period and record changes in the fair value within SG&A in the Consolidated and Combined Statements of Income.

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

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the years ended December 31, 2024, 2023, and 2022. See Note 13, “Financial Instruments and Fair Value Measurements” for further information.

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

FOREIGN CURRENCY.

We have determined that the functional currency for many of our international operations is the local currency, and for other international operations the functional currency is the USD. The basis of this determination is the currency in which each of the international operations primarily generates and expends cash. When the functional currency is not the USD, asset and liability accounts are translated at period-end exchange rates. The Company translates functional currency income and expense amounts to their USD equivalents using average exchange rates for the period. These translation gains and losses are recognized within Accumulated other comprehensive income (loss) – net (“AOCI”) in the Consolidated Statements of Financial Position.

Gains and losses from foreign currency transactions, such as those resulting from the settlement of monetary items in the non-functional currency and those resulting from remeasurements of monetary items, are included in Cost of products, Cost of services, SG&A, and R&D in the Consolidated and Combined Statements of Income, depending on the underlying nature of the item. Net gains (losses) from foreign currency transactions were $16 million, $16 million, and $(88) million for the years ended December 31, 2024, 2023, and 2022, respectively.

BUSINESS COMBINATIONS.

Our financial statements include the operations of acquired businesses from the date of acquisition. The Company accounts for acquired businesses using the acquisition method of accounting in accordance with U.S. GAAP, which requires that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. When we acquire the remaining equity ownership of a company in which we hold an equity interest, we remeasure our equity interest to fair value. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as Goodwill. Transaction costs are expensed as incurred. For those arrangements that involve potential future contingent consideration, on the date of acquisition we record a liability equal to the fair value of the estimated additional consideration we may be obligated to pay in the future.

See Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” and Note 13, “Financial Instruments and Fair Value Measurements” for further information.

DISCONTINUED OPERATIONS.

Certain of our operations have been presented as discontinued. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or are spun-off. Presentation as discontinued operations is consistent for all periods presented.

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

See Note 15, “Restructuring Activities” for further information.

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

See Note 18, “Supplemental Financial Information” for further information.

ACCOUNTING CHANGES.

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides that interest related to unrecognized income tax benefits may either be classified as income tax expense or interest expense in the consolidated statements of operations. In the first quarter of 2023, the Company changed its accounting policy for presentation of interest expense on uncertain tax positions. The interest was previously presented within Interest and other financial charges – net and has changed to being presented within Benefit (provision) for income taxes. The Company believes this presentation is preferable because the cost is related to income tax matters and this presentation enhances comparability with our peers. The effects of the change in accounting have been prospectively applied to periods beginning in the first quarter of 2023 and were not material to any previously reported periods prior to March 31, 2023.

Recent Accounting Pronouncements Reflected in These Consolidated and Combined Financial Statements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 for the year ended December 31, 2024, retrospectively applied to all prior periods presented in the financial statements. See Note 4, “Segment and Geographical Information” for further information.

Other Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect that ASU 2023-09 will have on the disclosures in our notes to the financial statements.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 addresses investor requests for more transparency about expense information through the disaggregation of relevant expense captions in the notes to the financial statements. The provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We expect the adoption to impact disclosures in our notes to the financial statements.

NOTE 3. REVENUE RECOGNITION

CONTRACT AND OTHER DEFERRED ASSETS.
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

	As of
	December 31, 2024	December 31, 2023
Contract assets	$589	$600
Other deferred assets	385	400
Contract and other deferred assets	974	1,000
Non-current contract assets(1)	103	72
Non-current other deferred assets(1)	105	96
Total contract and other deferred assets	$1,183	$1,168
(1)Non-current contract and other deferred assets are recognized within All other non-current assets in the Consolidated Statements of Financial Position.

Capitalized costs to obtain a contract were $217 million and $213 million as of December 31, 2024 and 2023, respectively. Generally, these costs are recognized within two years of being capitalized. When recognized, the costs to obtain a contract are recorded within SG&A in the Consolidated and Combined Statements of Income.

CONTRACT LIABILITIES.

Contract liabilities include customer advances and deposits received when orders are placed and billed in advance of completion of performance obligations. Contract liabilities are classified as current or non-current based on the periods over which these remaining performance obligations are expected to be satisfied with our customers.

As of December 31, 2024 and 2023, contract liabilities were approximately $2,629 million and $2,623 million, respectively, of which the non-current portion of $686 million and $705 million, respectively, was recognized in All other non-current liabilities in the Consolidated Statements of Financial Position. Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $1,585 million and $1,554 million for the years ended December 31, 2024 and 2023, respectively.

REMAINING PERFORMANCE OBLIGATIONS.

Remaining performance obligations (“RPO”) represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the right to cancel or terminate without incurring a substantive penalty.

	As of
	December 31, 2024	December 31, 2023
Products	$4,755	$4,930
Services	9,737	9,725
Total RPO	$14,491	$14,655

We expect to recognize substantially all of the revenue for our product-related RPO within two years and services-related RPO within five years.

NOTE 4. SEGMENT AND GEOGRAPHICAL INFORMATION

Effective July 1, 2024, Image Guided Therapies, previously part of the Imaging segment, was realigned to the Ultrasound segment. The Ultrasound segment was subsequently renamed Advanced Visualization Solutions. Following this realignment, the Company continues to have four reportable segments: Imaging, AVS, PCS, and PDx. Historical segment financial information presented within this report has been recast to conform to the new reportable segments structure.

The Company’s organizational structure is based upon the availability of separate financial information that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) for the purpose of assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer. These segments have been identified based on the nature of the products sold and how the Company manages its operations. We have not aggregated any of our operating segments to form reportable segments. A description of our reportable segments has been provided in Item 1, “Business” of this Annual Report on Form 10-K.

The CODM assesses segment performance using Total revenues and an earnings metric defined as “Segment EBIT.” Segment EBIT is calculated as income before income taxes in our Consolidated and Combined Statements of Income excluding the impact of the following: Interest and other financial charges – net, Non-operating benefit (income) costs, restructuring costs, acquisition and disposition-related benefits (charges), gain (loss) on business and asset dispositions, Spin-Off and separation costs, amortization of acquisition-related intangible assets, and investment revaluation gain (loss). Segment EBIT is also used in the annual budget and periodic forecasting processes and informs the CODM in decision making regarding the allocation of resources to the segments.

Total Revenues by Segment	For the years ended December 31
	2024	2023	2022
Total Imaging	$8,855	$8,944	$8,395
AVS:
Procedural Guidance	2,711	2,666	2,327
Specialized Ultrasound	2,420	2,428	2,685
Total AVS	5,131	5,094	5,012
PCS:
Monitoring Solutions	2,194	2,283	2,092
Life Support Solutions	931	859	824
Total PCS	3,125	3,142	2,916
Total PDx	2,508	2,306	1,958
Other(1)	52	66	60
Total revenues	$19,672	$19,552	$18,341
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services (“HFS”) which does not meet the definition of an operating segment.

No single customer accounted for more than 10% of the Company’s revenues for the years ended December 31, 2024, 2023, or 2022. Additionally, no single customer accounted for more than 10% of accounts receivable as of December 31, 2024 or 2023.

Significant Expenses by Segment	For the years ended December 31
	2024	2023	2022
Imaging:
Cost of sales	$5,623	$5,901	$5,660
Other segment items(1)	2,270	2,222	1,955
Total Imaging	$7,893	$8,123	$7,615
AVS:
Cost of sales	$2,485	$2,485	$2,472
Other segment items(1)	1,528	1,485	1,312
Total AVS	$4,014	$3,970	$3,784
PCS:
Cost of sales	$1,930	$1,890	$1,839
Other segment items(1)	848	869	736
Total PCS	$2,778	$2,759	$2,575
PDx:
Cost of sales	$1,236	$1,192	$1,005
Other segment items(1)	490	497	433
Total PDx	$1,725	$1,689	$1,438
(1) Other segment items for each segment includes selling, general, administrative, research, and development related expenses, as well as other segment income and expenses.

Segment EBIT	For the years ended December 31
	2024	2023	2022
Segment EBIT
Imaging	$962	$821	$780
AVS	1,118	1,124	1,228
PCS	347	383	341
PDx	783	617	520
Other(1)	2	11	(8)
	3,211	2,956	2,861
Restructuring costs	(120)	(54)	(146)
Acquisition and disposition-related benefits (charges)	(3)	15	34
Gain (loss) on business and asset dispositions	—	—	1
Spin-Off and separation costs	(251)	(270)	(14)
Amortization of acquisition-related intangible assets	(137)	(127)	(121)
Investment revaluation gain (loss)	(22)	1	(31)
Interest and other financial charges – net	(504)	(542)	(77)
Non-operating benefit income (costs)	406	382	5
Income before income taxes	$2,581	$2,361	$2,512
(1) Financial information not presented within the reportable segments, shown within the Other category, primarily represents HFS which does not meet the definition of an operating segment.

The following table represents the depreciation and amortization amounts reported within the Segment EBIT metric for our reportable segments. Depreciation and amortization expense related to shared property, plant, and equipment and intangibles, exclusive of acquisition-related intangible assets, has been fully allocated to our segments and those allocations are reflected in the amounts presented in the table below. These amounts are included within Cost of sales and Other segment items disclosed in the Significant Expenses by Segment table above.

Depreciation and Amortization by Segment	For the years ended December 31
	2024	2023	2022
Imaging	$249	$274	$282
AVS	78	90	105
PCS	55	69	73
PDx	55	45	45

The Company does not report total assets by segment as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

GEOGRAPHIC INFORMATION.

Revenues are classified according to the country in which products and services are sold.

Total Revenues by Country	For the years ended December 31
	2024	2023	2022
United States	$8,617	$8,228	$7,819
China	2,135	2,560	2,325
All other countries	8,919	8,764	8,197
Total revenues	$19,672	$19,552	$18,341

Long-lived assets represent Property, plant, and equipment – net and are classified according to the country where the asset is located.

Long-Lived Assets – Net by Country	As of
	December 31, 2024	December 31, 2023
United States	$908	$913
China	392	391
Norway	296	286
All other countries	955	910
Total long-lived assets – net	$2,550	$2,500

NOTE 5. RECEIVABLES

Current Receivables	As of
	December 31, 2024	December 31, 2023
Current customer receivables(1)	$3,382	$3,339
Non-income based tax receivables	155	166
Other sundry receivables	131	118
Current sundry receivables	286	284
Allowance for credit losses	(103)	(98)
Total current receivables – net	$3,564	$3,525
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to current customer receivables. Balances related to chargebacks were $153 million and $144 million as of December 31, 2024 and 2023, respectively.

Activity in the allowance for credit losses related to current receivables consisted of the following:

	For the years ended December 31
	2024	2023	2022
Balance at beginning of period	$98	$91	$107
Additions charged to costs and expenses	20	16	2
Write-offs	(12)	(11)	(13)
Foreign currency exchange and other	(2)	2	(5)
Balance at end of period	$103	$98	$91

Long-Term Receivables	As of
	December 31, 2024	December 31, 2023
Long-term customer receivables	$59	$55
Non-income based tax receivables	20	26
Other sundry receivables	68	73
Long-term sundry receivables	88	99
Allowance for credit losses(1)	(5)	(30)
Total long-term receivables – net(2)	$142	$124
(1) For the year ended December 31, 2024, the decrease in the Allowance for credit losses is driven by a $25 million write-off of a long-term receivable that was fully reserved as of December 31, 2023. Write-offs of long-term receivables were not material for the year ended December 31, 2023.
(2) Long-term receivables are recognized within All other non-current assets in the Consolidated Statements of Financial Position.

NOTE 6. FINANCING RECEIVABLES

Current and Non-current Financing Receivables	As of
	December 31, 2024	December 31, 2023
Loans receivable, at amortized cost	$23	$29
Investment in finance leases, net of deferred income	69	71
Allowance for credit losses	(2)	(3)
Current financing receivables – net(1)	90	97
Loans receivable, at amortized cost	35	37
Investment in finance leases, net of deferred income	152	146
Allowance for credit losses	(4)	(5)
Non-current financing receivables – net(1)	$183	$178
(1) Current financing receivables and non-current financing receivables are recognized within All other current assets and All other non-current assets, respectively, in the Consolidated Statements of Financial Position.

As of December 31, 2024, 4%, 4%, and 3% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2023, 5%, 5%, and 6% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 7. LEASES

OPERATING LEASES.

As a lessee, the Company leases certain logistics, office, and manufacturing facilities, as well as vehicles and other equipment. Certain of the Company’s leases may include options to extend. Our ROU operating lease assets are recognized within Property, plant, and equipment – net in the Consolidated Statements of Financial Position. Our operating lease liabilities are recognized within All other current liabilities and All other non-current liabilities in the Consolidated Statements of Financial Position, as detailed below.

Operating Lease Assets and Liabilities	As of
	December 31, 2024	December 31, 2023
Operating lease ROU assets	$364	$356
Current operating lease liabilities	115	110
Non-current operating lease liabilities	270	273
Total operating lease liabilities	$385	$383

Operating Lease Expense	For the years ended December 31
	2024	2023	2022
Long-term (fixed)	$134	$121	$115
Long-term (variable)	120	106	98
Short-term	4	2	4
Total operating lease expense	$258	$229	$217

Maturity of Lease Liabilities
	2025	2026	2027	2028	2029	Thereafter	Total
Undiscounted lease payments	$129	$113	$77	$40	$24	$41	$425
Less: imputed interest							40
Total lease liability as of December 31, 2024							$385

Supplemental Information Related to Operating Leases	For the years ended December 31
	2024	2023	2022
Operating cash flows used for operating leases	$138	$130	$113
Right-of-use assets obtained in exchange for new lease liabilities	147	154	98
Weighted-average remaining lease term (in years)	4.4	4.7	4.4
Weighted-average discount rate	4.5%	4.4%	3.8%

FINANCE LEASES.

The Company leases equipment manufactured or sold by the Company to customers through sales-type leases. Sales-type leases are included in financing receivables and are recognized within All other current assets and All other non-current assets in the Consolidated Statements of Financial Position.

Finance lease income was $14 million, $13 million, and $12 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is recognized within Other (income) expense – net in the Consolidated and Combined Statements of Income.

Net Investment in Finance Leases	As of
	December 31, 2024	December 31, 2023
Minimum lease payments receivable	$242	$236
Less: deferred income	(31)	(30)
Discounted lease receivable	211	206
Estimated unguaranteed residual value of leased assets, net of deferred income	10	11
Investment in finance leases, net of deferred income	$221	$217

Contractual Maturities

Due In	2025	2026	2027	2028	2029	Thereafter	Total
Minimum lease payments receivable	$77	$61	$38	$27	$17	$22	$242
We expect actual maturities to differ from contractual maturities, primarily as a result of prepayments.

NOTE 8. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

PROPOSED ACQUISITION.

On December 1, 2024, we announced an agreement to acquire the remaining stake in the Nihon Medi-Physics Co., Ltd (“NMP”) equity method investment to assume full ownership. NMP is a leading pharmaceutical manufacturer in Japan, focused on radiopharmaceuticals, which are used to enable clinical images across neurology, cardiology, and oncology procedures, as well as nonclinical and clinical development of radiotracers and theranostics research. Their product portfolio includes several GE HealthCare radiopharmaceuticals. The transaction is expected to close in early 2025, subject to customary closing conditions, including regulatory approval.

ACQUISITIONS.

MIM Software
On April 1, 2024, the Company acquired 100% of the stock of MIM Software Inc. (“MIM Software”) for approximately $259 million, net of cash acquired of $11 million, and potential contingent payments valued at $13 million pertaining to achievement of certain milestones, for a total preliminary purchase price of $283 million. The acquisition included up to $23 million of other contingent payments based on service requirements. The acquisition was funded with cash on hand. This transaction was accounted for as a business combination. The preliminary purchase price allocation resulted in goodwill of $194 million, customer-related intangible assets of $52 million, developed technology intangible assets of $48 million, net deferred tax liabilities of $18 million, and other net assets of $7 million. Purchase price allocations are based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period. The goodwill associated with the acquired business, recorded within the Imaging segment, is non-deductible for tax purposes and is attributed to expected synergies and commercial benefits from use of the MIM Software technology in our existing GE HealthCare portfolio. MIM Software is a global provider of medical imaging analysis and artificial intelligence (“AI”) solutions for the practice of radiation oncology, molecular radiotherapy, diagnostic imaging, and urology at imaging centers, hospitals, specialty clinics, and research organizations worldwide.

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

GOODWILL.

As discussed in Note 4, “Segment and Geographical Information”, effective in the third quarter of 2024, the Company (1) reorganized its operations and moved responsibility for and reporting of IGT from the Imaging segment to the Ultrasound Segment and (2) renamed the Ultrasound segment the AVS segment. This resulted in a $1,031 million increase in the Company’s allocation of goodwill to its AVS segment and a corresponding decrease in the goodwill allocated to the Imaging segment. The Company allocated goodwill to its new reporting units using a relative fair value approach. In connection with this change in reportable segments in the third quarter of 2024, the Company evaluated the goodwill of our Imaging and AVS reporting units for impairment before and after the segment realignment. There were no impairments identified as part of these assessments.

	Imaging	AVS	PCS	PDx	Total
Balance at December 31, 2022	$4,409	$3,835	$2,036	$2,533	$12,813
Acquisitions(1)	16	94	—	—	110
Foreign currency exchange and other	6	4	2	1	13
Balance at December 31, 2023	4,431	3,933	2,038	2,534	12,936
Reallocation	(1,031)	1,031	—	—	—
Acquisitions(1)	194	42	—	—	236
Foreign currency exchange and other	(13)	(19)	(3)	(1)	(36)
Balance at December 31, 2024	$3,581	$4,987	$2,035	$2,533	$13,136
(1) Includes the acquisition of Intelligent Ultrasound Group PLC in our AVS segment in the fourth quarter of 2024 and IMACTIS SAS in our Imaging segment in the second quarter of 2023.

The Company performs an impairment test of goodwill annually in the fourth quarter. In 2024, the Company performed quantitative testing for all reporting units that carried goodwill. The quantitative testing conducted concluded that no goodwill impairments existed. In 2023, a qualitative assessment was performed. Based on the results of the qualitative testing, the Company concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying value and no quantitative testing was required.

OTHER INTANGIBLE ASSETS.

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived assets
Customer-related	$112	$(24)	$88	$60	$(16)	$44
Patents and technology	2,593	(1,987)	606	2,541	(1,867)	674
Capitalized software	1,743	(1,437)	306	1,963	(1,509)	454
Trademarks and other	33	(29)	4	33	(27)	6
Total definite-lived assets	4,481	(3,477)	1,004	4,597	(3,419)	1,178
Indefinite-lived assets(1)	74	—	74	75	—	75
Total other intangible assets	$4,555	$(3,477)	$1,078	$4,672	$(3,419)	$1,253
(1) Indefinite-lived intangible assets relate to acquired IPR&D prior to project completion and are not amortized.

The Company performs an impairment test of IPR&D in the third quarter. In 2024 and 2023, the Company performed qualitative testing for all IPR&D assets and quantitative testing when warranted. Quantitative testing was performed for all IPR&D assets in 2022. Based on the results of this testing, there were no material impairments of indefinite-lived intangible assets recognized in the years ended December 31, 2024, 2023, or 2022.

During the year ended December 31, 2024, we recorded additions to acquired intangible assets subject to amortization of $117 million, primarily related to patents and technology and customer-related intangibles, with a weighted-average useful life of eight years.

Amortization expense was $312 million, $362 million, and $405 million for the years ended December 31, 2024, 2023, and 2022, respectively. There were no material impairments of definite-lived intangible assets recognized in the years ended December 31, 2024, 2023, or 2022.

Estimated annual pre-tax amortization expense for intangible assets as of December 31, 2024 over the next five calendar years is as follows.

	2025	2026	2027	2028	2029
Estimated annual pre-tax amortization	$275	$226	$142	$91	$72

NOTE 9. BORROWINGS

The Company’s borrowings include the following senior unsecured notes and credit agreements:

Senior Unsecured Notes
The Company’s borrowings include $8,250 million aggregate principal amount of senior unsecured notes in six series with maturity dates ranging from 2025 through 2052 (collectively, the “Notes”). This reflects the $1,000 million aggregate principal amount of 4.800% senior unsecured notes issued by the Company in the third quarter of 2024, and a repayment in the fourth quarter of 2024 of $1,000 million aggregate principal amount of 5.550% senior unsecured notes.

Interest payments on the Notes are due semi-annually until maturity. In the event of a change in control and a related downgrade of the ratings of the Notes below investment grade, the indenture governing the Notes requires that the Company make an offer to each holder of the Notes to repurchase all or any part of that holder’s notes at a repurchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest. The indenture also includes a limitation on liens incurred by the Company and its wholly owned U.S. subsidiaries. The indenture does not restrict the Company or its subsidiaries from incurring indebtedness, nor does it contain any financial covenants. All covenants are subject to a number of exceptions, limitations, and qualifications. Refer to the table below for further information about the Notes.

Credit Facilities
The Company has credit agreements providing for:
•a five-year senior unsecured revolving credit facility in an aggregate committed amount of $2,500 million, maturing on January 3, 2028;
•a 364-day senior unsecured revolving credit facility in an aggregate committed amount of $1,000 million, maturing on December 10, 2025; and
•a three-year senior unsecured term loan credit facility in an aggregate principal amount of $2,000 million, maturing on January 2, 2026 (the “Term Loan Facility” and, together with the five-year revolving credit facility and the 364-day revolving credit facility, the “Credit Facilities”).

There were no outstanding amounts under the five-year revolving credit facility and 364-day revolving credit facility, and there was $750 million and $1,150 million outstanding on the Term Loan Facility as of December 31, 2024 and 2023, respectively. In the first and fourth quarters of 2024, we repaid $150 million and $250 million, respectively, of the Term Loan Facility. In the fourth quarter of 2024, we entered into a new 364-day senior unsecured revolving credit facility to replace the 364-day senior unsecured revolving credit facility that matured in December 2024.

The Company pays a facility fee to each lender, which accrues at a rate equal to an applicable margin specified in the revolving credit facility agreements on the daily commitments of the lenders. The borrowings under the Credit Facilities will bear interest at variable interest rates equal to: (1) the alternate base rate or (2) the Secured Overnight Financing Rate, in each case plus an applicable margin specified in the credit agreement. The Credit Facilities contain affirmative and negative covenants customary to financings of this type that limit, among other things, the Company’s ability to incur additional liens and to enter into certain fundamental change transactions and the incurrence of indebtedness by the Company’s subsidiaries. In addition, the Credit Facilities contain a financial covenant that requires the Company to not exceed a maximum consolidated net leverage ratio. The Company was in compliance with the financial covenant at each reporting period during 2024. The Credit Facilities will be used for general corporate purposes.

Borrowings Composition	As of
	December 31, 2024	December 31, 2023
5.550% senior notes due November 15, 2024	$—	$1,000
5.600% senior notes due November 15, 2025	1,500	1,500
5.650% senior notes due November 15, 2027	1,750	1,750
4.800% senior notes due August 14, 2029	1,000	—
5.857% senior notes due March 15, 2030	1,250	1,250
5.905% senior notes due November 22, 2032	1,750	1,750
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Term Loan Facility due January 2, 2026	750	1,150
Other	36	52
Total principal debt issued	9,036	9,452
Less: Unamortized debt issuance costs and discounts	33	35
Add: Cumulative basis adjustment for fair value hedges	(51)	25
Total borrowings	8,951	9,442
Less: Short-term borrowings(1)	1,502	1,006
Long-term borrowings	$7,449	$8,436
(1) Short-term borrowings as of December 31, 2024 and 2023 includes $1,500 million and $1,002 million, respectively, related to the current portion of our long-term borrowings, net of unamortized debt issuance costs and discounts.

Interest expense associated with long-term debt was $580 million, $616 million, and $54 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in Interest and other financial charges – net in the Consolidated and Combined Statements of Income.

Scheduled maturities of borrowings, excluding amortization of discounts and debt issuance costs, are as follows.

2025	2026	2027	2028	2029	Thereafter	Total
$1,506	$779	$1,751	$—	$1,000	$4,000	$9,036

See Note 13, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of December 31, 2024 and 2023, the Company had bank guarantees and surety bonds of approximately $784 million and $751 million, respectively, related to certain commercial contracts. Additionally, we have issued approximately $25 million and $39 million of guarantees as of December 31, 2024 and 2023, respectively, primarily related to residual value and credit guarantees on equipment sold to third-party finance companies. Our Consolidated Statements of Financial Position reflect a liability of $3 million and $4 million as of December 31, 2024 and 2023, respectively, related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost. See Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” for further information on guarantee arrangements with GE.

NOTE 10. POSTRETIREMENT BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT HEALTH AND LIFE INSURANCE BENEFITS SPONSORED BY GE PRIOR TO SPIN-OFF.

Certain GE HealthCare employees were covered under various pension and other postretirement health and life insurance benefit plans sponsored by GE prior to the Spin-Off. These plans were accounted for as multiemployer plans prior to the Spin-Off. Certain of these benefit plans are closed to new participants. For the year ended December 31, 2022, relevant costs for these plans were allocated to the Company by GE and recognized within the Combined Statements of Income. These costs included service costs for active employees in the U.S. GE Pension Plan, certain international pension plans, the U.S. GE Supplementary Pension Plan, and certain U.S. retiree benefit plans.

Expenses associated with our employees’ participation in the U.S. GE Pension Plan and certain U.S. retiree benefit plans, which represent the majority of related expense, were $73 million for the year ended December 31, 2022. Expenses associated with our employees’ participation in certain international pension plans were $11 million for the year ended December 31, 2022.

PENSION AND OTHER POSTRETIREMENT HEALTH AND LIFE INSURANCE BENEFITS POST SPIN-OFF.

In connection with the Spin-Off, on January 1, 2023, GE HealthCare assumed a portion of former GE pension and other postretirement obligations and assets. The pension and other postretirement obligations assumed relate to benefits owed to current GE HealthCare employees, former GE HealthCare employees, and certain GE legacy plan participants. As of January 1, 2023, GE HealthCare established the assumed pension plans as single-employer plans, but continued to participate in legacy GE multiple-employer postretirement benefit plans sponsored by GE. On January 1, 2024, we transitioned from the legacy GE multiple-employer other postretirement benefit (“OPEB”) plans to a GE HealthCare sponsored single-employer OPEB plan. This change did not have an impact on our results of operations or financial position.

The total assets and liabilities for all plans assumed by GE HealthCare on January 1, 2023, are shown in the tables below.

Accumulated Benefit Obligations and Unrecognized Gain
	As of January 1, 2023
	Defined benefit plans(1)	Other postretirement plans(2)	Total
Accumulated benefit obligations	$21,696	$1,210	$22,906
Unrecognized gain recorded in AOCI	1,258	1,223	2,481

Net Benefit Liability
	As of January 1, 2023
	Defined benefit plans(1)	Other postretirement plans(2)	Total
Projected benefit obligations	$21,743	$1,210	$22,953
Fair value of plan assets	18,908	—	18,908
Net liability	$2,835	$1,210	$4,045
(1) Defined benefit plans are comprised of both U.S. Plans and International Plans, as described below.
(2) OPEB Plans are comprised of benefits, as described below.

DESCRIPTION OF OUR PLANS.

As a result of the liabilities and assets transferred to GE HealthCare on January 1, 2023, we disclose in the following tables postretirement plans with assets or obligations that exceed $50 million for the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, we disclose postretirement plans with assets or obligations that exceed $20 million in the following tables. We use a December 31st measurement date for these plans and all tables presented below are for the years ended December 31st.

The U.S. Pension Plans are comprised of the obligations transferred to GE HealthCare from GE in connection with the Spin-Off and obligations that existed prior to the Spin-Off. The largest plans include the GE HealthCare Pension Plan and the GE HealthCare Supplemental Pension Plan, which provides supplementary benefits to higher-level, longer-service U.S. employees. The GE HealthCare Pension Plan and the GE HealthCare Supplemental Pension Plan have been closed to new participants since 2012. All remaining service accruals for the GE HealthCare Pension Plan were frozen effective December 31, 2024. Benefits for participants of the GE HealthCare Supplemental Pension Plan who became executives before 2011 were frozen effective January 1, 2021, and thereafter these employees accrue a benefit which is paid out in ten annual installments upon retirement. The GE HealthCare Pension Plan has a projected benefit obligation of $15,230 million, plan assets of $13,650 million, and is 90% funded per U.S. GAAP as of December 31, 2024. The GE HealthCare Supplemental Pension plan has a projected benefit obligation of $1,886 million as of December 31, 2024, and the benefits are paid to eligible participants directly by the Company as described further in “Funding” below.

Our International Pension Plans include all other plans that cover non-U.S. participants. These plans include obligations that existed prior to the Spin-Off and obligations transferred to GE HealthCare from GE in connection with the Spin-Off. In certain countries, benefit accruals have ceased and/or have been closed to new hires as of various dates.

The OPEB Plans include unfunded postretirement health and life insurance defined benefit obligations to U.S. participants. GE HealthCare assumed the obligations associated with these plans in connection with the Spin-Off. Participants share in the cost of the healthcare and life insurance benefits. With the exception of production employees, subsidized benefits are generally only available to closed groups of employees and retirees.

Funding
The Company funds annually, at a minimum, the statutorily required minimum amount for our qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand. In 2025, the Company expects to make total cash contributions of approximately $327 million to these plans.

Plan Funded Status	U.S. Plans		International Plans		OPEB Plans
	2024	2023	2024	2023	2024	2023
Change in projected benefit obligations
Balance at January 1	$19,363	$297	$3,385	$343	$1,133	$—
Transfers from GE at Spin-Off	—	18,999	—	2,705	—	1,149
Service cost	35	35	20	20	7	6
Interest cost	970	1,022	141	139	54	59
Participant contributions	4	4	—	1	16	18
Plan amendments	—	53	—	2	—	—
Actuarial loss (gain) – net	(799)	553	(357)	161	(48)	50
Benefits paid	(1,332)	(1,570)	(131)	(130)	(146)	(149)
Curtailments	—	(30)	—	—	—	—
Settlements	—	—	(4)	—	—	—
Exchange rate adjustments	—	—	(96)	144	—	—
Balance at December 31	$18,241	$19,363	$2,957	$3,385	$1,016	$1,133
Change in plan assets
Balance at January 1	$15,485	$362	$3,733	$20	$—	$—
Transfers from GE at Spin-Off	—	15,402	—	3,482	—	—
Actual gain (loss) on plan assets	49	1,101	(263)	145	—	—
Employer contributions	172	186	30	40	130	131
Participant contributions	4	4	—	1	16	18
Benefits paid	(1,332)	(1,570)	(136)	(130)	(146)	(149)
Acquisitions/Divestitures/Mergers	—	—	—	1	—	—
Exchange rate adjustments	—	—	(89)	174	—	—
Balance at December 31	$14,378	$15,485	$3,276	$3,733	$—	$—
Funded status – surplus (deficit)	$(3,863)	$(3,878)	$319	$348	$(1,016)	$(1,133)

Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). Actuarial gains in 2024 and losses in 2023 related to projected benefit obligations were primarily the result of changes in discount rates.

Amounts Recorded in Consolidated Statements of Financial Position
	U.S. Plans		International Plans		OPEB Plans
	2024	2023	2024	2023	2024	2023
All other non-current assets	$11	$11	$642	$701	$—	$—
Current compensation and benefits	(172)	(173)	(18)	(17)	(135)	(130)
Non-current compensation and benefits	(3,702)	(3,716)	(305)	(336)	(881)	(1,003)
Net amount recorded	$(3,863)	$(3,878)	$319	$348	$(1,016)	$(1,133)

The projected benefit obligation (“PBO”) balance at December 31 represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and incorporates assumptions relating to future compensation levels and other demographic and financial assumptions. The accumulated benefit obligation represents the same actuarial obligations, excluding an assumption about future compensation levels.

Plan Obligations in Excess of Plan Assets	As of
	December 31, 2024	December 31, 2023
Accumulated benefit obligation	$22,185	$23,841
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$19,517	$20,774
Fair value of plan assets	14,327	15,433
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$19,540	$20,808
Fair value of plan assets	14,327	15,433

Pre-Tax Amounts Recorded in AOCI
	U.S. Plans		International Plans		OPEB Plans
	2024	2023	2024	2023	2024	2023
Net loss (gain)	$(506)	$(922)	$849	$784	$(469)	$(482)
Prior service cost (credit)	(51)	(43)	(16)	(18)	(447)	(533)
Total recorded in AOCI	$(557)	$(965)	$833	$766	$(916)	$(1,015)

Pre-tax Cost of Postretirement Benefit Plans and Changes in Other Comprehensive Income
	U.S. Plans			International Plans			OPEB Plans
	2024	2023	2022	2024	2023	2022	2024	2023
Cost (income) of postretirement benefit plans	$(250)	$(224)	$(15)	$(20)	$(22)	$24	$(87)	$(86)
Changes in other comprehensive loss (income):
Transfers from GE at Spin-Off	—	(1,791)	—	—	542	—	—	(1,216)
Plan amendments	—	53	—	(1)	—	—	—	—
Net loss (gain) – current year	348	695	47	98	198	(121)	(48)	50
Reclassifications out of AOCI:
Curtailment / settlement gain (loss)	—	(108)	—	—	—	—	—	—
Amortization of net (loss) gain	68	121	—	(14)	(6)	(5)	61	64
Amortization of prior service (cost) credit	(8)	(4)	—	2	3	5	87	87
Total changes in other comprehensive loss (income)	$408	$(1,034)	$47	$86	$737	$(121)	$100	$(1,015)
Cost (income) of postretirement benefit plans and changes in other comprehensive loss (income)	$158	$(1,258)	$32	$66	$715	$(97)	$13	$(1,101)

With respect to the retirement benefit balances included on our Consolidated Statement of Financial Position as of December 31, 2024, we estimate that we will amortize $119 million of net actuarial gain and $93 million of prior service credit from AOCI into Non-operating benefit (income) cost in the Consolidated Statement of Income during 2025.

Components of Expense (Income)
	U.S. Plans			International Plans			OPEB Plans
	2024	2023	2022	2024	2023	2022	2024	2023
Service cost – Operating	$35	$35	$1	$20	$20	$18	$7	$6
Interest cost	970	1,022	11	141	139	6	54	59
Expected return on plan assets	(1,196)	(1,242)	(27)	(193)	(184)	—	—	—
Amortization of net loss (gain)	(68)	(121)	—	14	6	5	(61)	(64)
Amortization of prior service cost (credit)	8	4	—	(2)	(3)	(5)	(87)	(87)
Curtailment loss (gain)	—	17	—	—	—	—	—	—
Settlement loss (gain)	—	61	—	—	—	—	—	—
Special termination cost	1	—	—	—	—	—	—	—
Non-operating	$(285)	$(259)	$(16)	$(40)	$(42)	$6	$(94)	$(92)
Net periodic expense (income)	$(250)	$(224)	$(15)	$(20)	$(22)	$24	$(87)	$(86)

In the third quarter of 2023, management approved an amendment to the U.S. based GE HealthCare Pension Plan whereby the benefits for all remaining active employees were frozen effective December 31, 2024, and additional benefit enhancements were provided. As a result, we recognized a non-cash pre-tax curtailment loss of approximately $17 million as non-operating benefit costs and an increase to our pension liability of $23 million in 2023. As a result of the plan changes, we remeasured the plan assets and the projected benefit obligation. These changes collectively decreased AOCI by $305 million in the Consolidated Statement of Financial Position.

In the fourth quarter of 2023, management approved and paid a one-time lump sum payment for certain terminated employees in two plans who were vested in their benefits. These lump sum settlements reduce our future cash requirements. As a result of the partial settlement of the pension liability, we recognized a non-cash pre-tax settlement charge in 2023. The settlement charge of $61 million represents a pro rata portion of unrecognized net loss recorded in AOCI and is recorded in Non-operating benefit (income) costs in the Consolidated Statement of Income.

Assumptions
	U.S. Plans			International Plans			OPEB Plans
	2024	2023	2022	2024	2023	2022	2024	2023
Weighted-average benefit obligations assumptions
Discount rate	5.7%	5.2%	5.5%	4.9%	4.2%	3.3%	5.5%	5.1%
Compensation increases	3.5%	3.7%	—%	2.8%	3.1%	3.0%	3.6%	3.6%
Weighted-average benefit cost assumptions
Discount rate	5.2%	5.5%	3.0%	4.2%	4.6%	1.2%	5.1%	5.4%
Expected rate of return on plan assets	7.0%	7.0%	7.0%	5.3%	5.2%	2.4%	—%	—%

For the December 31, 2024 postretirement health care obligations remeasurement, the Company assumed a 8.0% initial weighted average rate of increase in the per capita cost of the various covered health care benefits, which applies primarily to non-Medicare eligible participants. The trend rate was assumed to decrease gradually to an ultimate rate of 4.5% in 2036 and remain at that level thereafter.

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

GE HealthCare engages third-party actuaries to assist in the determination of the pension and other postretirement defined benefit plan assumptions. We evaluate these assumptions annually. We periodically evaluate other assumptions, such as retirement age, mortality, and turnover, and update them as necessary to reflect our actual experience and expectations for the future.

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

The compensation assumption is used to estimate the annual rate at which compensation of active plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in AOCI in our Consolidated Statements of Financial Position and amortized to earnings in subsequent periods.

Expected Future Benefit Payments of Our Benefit Plans
	U.S. Plans	International Plans	OPEB Plans
2025	$1,377	$134	$135
2026	1,391	140	132
2027	1,396	142	129
2028	1,400	154	125
2029	1,400	159	121
2030-2034	6,827	880	487

PENSION PLAN ASSETS.

The GE HealthCare Employee Benefits Investment Committee (the “Investment Committee”) and various country pension boards oversee and monitor the investment decisions related to the assets of our U.S. funded pension plans and other international pension assets, respectively. The Investment Committee retains independent investment managers and advisors and uses documented policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, use of derivatives, the relationship between plan assets and benefit obligations, the funded status of the plans, and other relevant factors and considerations.

The assets of our U.S. funded pension plans are invested in a portfolio that includes U.S. and international equity securities; U.S. government and corporate debt securities; asset-backed debt securities; private equity; real estate and other alternative investments; as well as cash and cash equivalents and derivatives contracts. This combination of assets and derivatives is utilized to implement the investment strategies as well as for hedging asset and liability risks. The Investment Committee sets target allocation percentages at an asset class level, including permitted ranges above or below the target allocation percentages.

The plan assets for international plans are managed and allocated by the country pension boards in each country.

The following tables summarize our pension plan assets that are measured at fair value on a recurring basis. There are no plan assets associated with our OPEB Plans. The inputs and valuation techniques used to measure the fair value of the assets are consistent with the valuation methodologies we use to measure financial assets at fair value on a recurring basis, as described in Note 2, “Summary of Significant Accounting Policies.”

Composition of Plan Assets		Basis of fair value measurement
	Balance as of December 31, 2024	Level 1	Level 2	Level 3	Measured at NAV(1)
Global equity securities	$4,084	$944	$38	$—	$3,101
Debt securities, cash, and cash equivalents	10,593	1,307	8,000	—	1,285
Real estate	1,100	—	—	476	623
Private equities and other investments	1,877	7	53	216	1,602
Fair value of plan assets	$17,654	$2,258	$8,091	$692	$6,612
(1) Certain assets that are measured at fair value using the NAV per share (or its equivalent), as a practical expedient, have not been classified in the fair value hierarchy.

		Basis of fair value measurement
	Balance as of December 31, 2023	Level 1	Level 2	Level 3	Measured at NAV(1)
Global equity securities	$3,076	$1,005	$1	$—	$2,070
Debt securities, cash, and cash equivalents	11,098	1,105	8,512	—	1,481
Real estate	1,420	—	—	402	1,018
Private equities and other investments	3,624	—	10	224	3,390
Fair value of plan assets	$19,218	$2,110	$8,523	$626	$7,959
(1) Certain assets that are measured at fair value using the NAV per share (or its equivalent), as a practical expedient, have not been classified in the fair value hierarchy.

As of December 31, 2024 and 2023, the fair value of plan assets that used significant unobservable inputs (Level 3) was $692 million and $626 million, respectively. These assets primarily relate to real estate and private equity investments. The changes to the balances of Level 3 plan assets during 2024 were not significant. During 2023, the balances of Level 3 plan assets increased from $61 million as of December 31, 2022 to $626 million as of December 31, 2023 primarily as a result of the transferred liabilities and assets to GE HealthCare on January 1, 2023.

Weighted Average Asset Allocation of Pension Plans	2024 Target	2024 Actual
Global equity securities	22%	23%
Debt securities, cash, and cash equivalents	61%	60%
Real estate	6%	6%
Private equities and other instruments	11%	11%

DEFINED CONTRIBUTION PLAN.
As a result of the Spin-Off, GE HealthCare established a defined contribution plan for its eligible U.S. employees that was largely consistent with the plan they participated in while GE HealthCare operated as a business of GE. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan in 2024 and 2023 and GE’s defined contribution plan allocated to the Company in 2022 represent the employer matching contributions for GE HealthCare employees and were $130 million, $122 million, and $123 million for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 11. INCOME TAXES

The Company is subject to income taxes in the U.S. (both federal and state) and in numerous foreign jurisdictions. Changes in the tax laws or regulations in these jurisdictions, or in positions by the relevant authorities regarding their application, administration, or interpretation, may affect our tax liability, return on investments, and business operations.

The Tax Cuts and Jobs Act imposes tax on the Company for global intangible low-taxed income (“GILTI”) earned by certain non-U.S. subsidiaries. We have elected to account for GILTI as a period cost.

Income Before Income Taxes
	For the years ended December 31
	2024	2023	2022
U.S. income	$593	$816	$1,090
Non-U.S. income	1,988	1,545	1,422
Total	$2,581	$2,361	$2,512

Provision for Income Taxes	For the years ended December 31
	2024	2023	2022
Current
U.S. Federal	$62	$171	$396
Non-U.S.	412	345	324
U.S. State	8	42	97
Deferred
U.S. Federal	3	—	(213)
Non-U.S.	(12)	103	7
U.S. State	58	82	(48)
Total	$531	$743	$563

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
	For the years ended December 31
	2024	2023	2022
Income before taxes	$2,581	$2,361	$2,512
Tax expected at 21%	542	496	528
Foreign operations	38	63	43
Withholding taxes	34	28	4
U.S. tax on foreign operations	(43)	(35)	(36)
Uncertain tax positions	170	11	6
R&D benefits	(51)	(33)	(33)
State taxes, net of federal benefit	49	24	39
Valuation allowance	(281)	19	8
Spin-Off and separation costs	72	184	—
Other	—	(14)	4
Provision for income taxes	$531	$743	$563
Effective income tax rate	20.6%	31.5%	22.4%

For the year ended December 31, 2024, included in State taxes, net of federal benefit is $35 million of expense related to revaluation of deferred tax assets as a result of changes in estimates of future apportionment and state tax rates based on the 2023 as-filed tax returns. For the year ended December 31, 2023, the Spin-Off and separation costs line includes $59 million of expense related to revaluation of state deferred tax assets associated with the Spin-Off.

UNRECOGNIZED TAX BENEFITS.

The Company is subject to periodic tax audits by tax authorities in the U.S. (both federal and state) and the numerous countries in which we operate. While the Company currently is being audited, or remains subject to audit, in a number of jurisdictions for tax years 2004-2023, including China, France, Germany, India, Japan, Norway, the United Kingdom, and the United States, we believe that there are no jurisdictions in which the ultimate outcome of unresolved issues or claims is likely to be material to the results of operations, financial position, or cash flows. We believe that we have made adequate provisions for all unrecognized tax benefits.

The balance of unrecognized tax benefits, the amount of related interest and penalties, and what we believe to be the range of reasonably possible changes in the next 12 months are as follows.

	2024	2023	2022
Balance at beginning of period	$409	$465	$365
Additions for tax positions of the current year	4	—	9
Additions for tax positions of prior years	181	156	137
Reductions for tax positions of prior years	(33)	(203)	(41)
Settlements with tax authorities	(4)	(6)	(1)
Expiration of the statute of limitations	(6)	(3)	(4)
Balance at end of period	$551	$409	$465

For the year ended December 31, 2024, the Additions for tax positions of prior years line includes $172 million of reserves established due to ongoing audits, of which $142 million was established against a net operating loss deferred tax asset. Also for the year ended December 31, 2024, the Reductions for tax positions of prior years includes currency translation adjustments (“CTA”) of $14 million and a reversal of $19 million related to various tax audits that were closed during the year.

During the years ended December 31, 2023 and 2022, the Additions for tax positions of prior years line in the table above includes $134 million and $132 million, respectively, related to the Spin-Off. Also during the year ended December 31, 2023, a matter was closed with local tax authorities which resulted in the reversal of a net operating loss deferred tax asset and the related $183 million unrecognized tax benefit, which is included in the Reductions for tax positions of prior years line above.

Unrecognized Tax Benefits	For the years ended December 31
	2024	2023	2022
Unrecognized tax benefits	$551	$409	$465
Accrued interest on unrecognized tax benefits	81	72	56
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	175	29	45
Portion that, if recognized, would reduce tax expense and effective tax rate	182	157	153

In the first quarter of 2023, the Company changed its accounting policy for presentation of interest expense on uncertain tax positions from within Interest and other financial charges – net to within Benefit (provision) for income taxes. See Note 2, “Summary of Significant Accounting Policies” for further information. For the years ended December 31, 2024 and 2023, $13 million and $12 million, respectively, of interest expense on uncertain tax positions was recorded in Benefit (provision) for income taxes in the Consolidated Statements of Income. For the year ended December 31, 2022, $12 million of interest expense on uncertain tax positions was recorded in Interest and other financial charges – net in the Combined Statement of Income. For the years ended December 31, 2024 and 2023, $4 million and $6 million, respectively, of income tax penalties were recorded in Benefit (provision) for income taxes in the Consolidated Statements of Income. No accrual for penalties was made in the year ended December 31, 2022.

DEFERRED INCOME TAXES.

We regularly evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce the deferred tax assets to an amount that is more likely than not to be realized (a likelihood of more than 50%). Significant judgment is required in determining whether a valuation allowance is necessary and the amount of such valuation allowance. In assessing the recoverability of our deferred tax assets at December 31, 2024, we considered all available evidence, including the nature of financial statement losses, reversing taxable temporary differences, estimated future operating profits, and tax planning actions and strategies.

	As of
	December 31, 2024	December 31, 2023
Total assets	$4,474	$4,474
Total liabilities	(56)	(68)
Net deferred income tax asset (liability)	$4,418	$4,406

Components of the Net Deferred Income Tax Asset (Liability)	As of
	December 31, 2024	December 31, 2023
Deferred tax assets:
Employee benefits	$1,340	$1,418
Reserves and accruals	413	458
Operating loss carryforwards	447	648
Lease liabilities	57	75
Tax credit carryforwards	80	59
U.S. interest restriction carryforwards	156	61
Goodwill and other intangible assets	1,355	1,461
Property, plant, and equipment	223	261
Capitalized R&D	689	547
Other deferred tax assets	55	111
Total deferred income tax asset	4,817	5,099
Valuation allowances	(231)	(540)
Total deferred income tax asset after valuation allowance	4,586	4,559
Deferred tax liabilities:
ROU assets	(42)	(50)
Other deferred tax liabilities	(126)	(102)
Total deferred income tax liability	(168)	(152)
Net deferred income tax asset (liability)	$4,418	$4,406

The deferred tax asset associated with capitalized R&D is related to U.S. tax law that requires capitalization and amortization over five or fifteen years. In the event the capitalization of research costs is adjusted through retroactive legislation effective for 2022, the Company expects to record a reduction to the 2022 deferred tax asset resulting in a charge to tax expense under the Tax Matters Agreement with GE in the amount of $228 million.

In connection with the Spin-Off, our net deferred income tax assets increased in 2023 by $3,099 million primarily due to transfers from GE, including $964 million related to pension and postretirement benefits, with the remainder primarily attributable to tax attributes that were not part of the Company’s stand-alone operations, and changes to valuation on a GE HealthCare basis.

Valuation allowances primarily relate to non-U.S. deferred taxes where there were historical losses and U.S. federal and state credit carryforwards. Activity in the valuation allowance consists of the following:

Valuation Allowances	For the years ended December 31
	2024	2023	2022
Balance at beginning of period	$540	$272	$279
Provision for income taxes	(279)	(12)	(5)
Foreign currency exchange and other	(31)	280	(2)
Balance at end of period	$231	$540	$272

As a result of the Spin-Off, there was an increase in the valuation allowance of $269 million in 2023, which is included in the Foreign currency exchange and other line of the table above. For the year ended December 31, 2024, our valuation allowance decreased by $310 million, which included a release of a valuation allowance in France of $295 million reflected in the Provision for income taxes line. Based on our analysis of all positive and negative evidence during the year ended December 31, 2024, we concluded that it is more likely than not that France deferred tax assets will be realizable based on our profitability in France as a stand-alone company post Spin-Off and our expectation for the continued generation of prospective positive income in the jurisdiction. In making these judgments, we considered various business and structural factors as a stand-alone company, which support our conclusion of the realization of the deferred tax assets.

NET OPERATING LOSSES.
As of December 31, 2024, the Company had net operating loss carryforwards of $5,978 million primarily related to France, Ireland, Brazil, Germany, and the Netherlands, which can be carried forward indefinitely. The gross net operating loss carryforwards resulted in a deferred tax asset of $1,133 million as of December 31, 2024. This amount excludes accruals of $266 million for unrecognized tax benefits the Company has recorded related to the underlying tax positions which generated the net operating losses and expected impacts to U.S. foreign tax credits of $420 million.

UNDISTRIBUTED EARNINGS.
Post Spin-Off, the Company’s previously undistributed earnings of certain of our foreign subsidiaries are no longer indefinitely reinvested in non-U.S. businesses due to current U.S. funding needs. Therefore, in 2023, an incremental deferred tax liability of $21 million was recorded for withholding and other foreign taxes due upon future distribution of earnings. In addition, the Company is providing for withholding and other foreign taxes due upon future distribution of current period earnings. However, the Company generally considers instances of outside basis differences in foreign subsidiaries that would incur additional U.S. tax upon an unforeseen future reversal (e.g., capital gain distribution or disposition to an unrelated third party) of approximately $8 billion to be permanent in duration. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET

Changes in Accumulated other comprehensive income (loss) – net by component were as follows.

	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2021	$(969)	$(100)	$32	$(1,037)
Other comprehensive income (loss) before reclassifications – net of taxes of $(5), $(39), and $(10)	(878)	58	27	(793)
Reclassifications from AOCI – net of taxes(2) of $—, $—, and $17	—	—	(50)	(50)
Other comprehensive income (loss)	(878)	58	(23)	(843)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2)	—	—	(2)
December 31, 2022	(1,845)	(42)	9	(1,878)
Other comprehensive income (loss) before reclassifications(3) – net of taxes of $22, $186, and $1	74	(601)	(5)	(532)
Reclassifications from AOCI – net of taxes(2) of $—, $97, and $6	—	(296)	(22)	(318)
Other comprehensive income (loss)	74	(897)	(27)	(850)
Spin-Off related adjustments – net of taxes(4) of $— $(509), and $—	28	1,972	—	2,000
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(37)	—	—	(37)
December 31, 2023	(1,706)	1,033	(18)	(691)
Other comprehensive income (loss) before reclassifications – net of taxes of $(19), $93, and $(11)	(271)	(306)	33	(545)
Reclassifications from AOCI – net of taxes(2) of $—, $44, and $(1)	—	(150)	3	(147)
Other comprehensive income (loss)	(271)	(456)	36	(691)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(4)	—	—	(4)
December 31, 2024	$(1,973)	$576	$18	$(1,379)
(1) The amount of CTA recognized in Other comprehensive income (loss) (“OCI”) included net gains (losses) relating to net investment hedges, as further discussed in Note 13, “Financial Instruments and Fair Value Measurements.”
(2) Reclassifications from AOCI into earnings for Pension and Other Postretirement Plans are recognized within Non-operating benefit (income) costs, while Cash flow hedges are recognized within Cost of products and Cost of services in our Consolidated and Combined Statements of Income.
(3) Includes pre-tax impact to Pension and Other Postretirement Plans of $(305) million for the pension plan amendment and related remeasurement of plan assets and benefit obligations. Refer to Note 10, “Postretirement Benefit Plans” for further information.
(4) Includes impact of $1,972 million to Pension and Other Postretirement Plans for unrecognized gain transferred from the GE pension and other postretirement plans and $28 million to CTA associated with other Spin-Off related adjustments. Refer to Note 10, “Postretirement Benefit Plans” for further information on the unrecognized gain transferred from the GE pension and other postretirement plans in connection with the Spin-Off.

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

The fair values of derivative contracts are recognized within All other current assets, All other non-current assets, All other current liabilities, and All other non-current liabilities in the Consolidated Statements of Financial Position based upon the contractual timing of settlements for these contracts. We designate certain derivative contracts as hedging instruments in cash flow, fair value, or net investment hedges. We evaluate the effectiveness of our derivative contracts designated as hedging instruments on a quarterly basis.

Cash Flow Hedges
We use foreign currency forward contracts to hedge the volatility of cash flows related to firm commitments and forecasted transactions, including intercompany transactions, denominated in foreign currencies other than a subsidiary’s functional currency. The maximum length of time over which we hedge forecasted transactions is two years. As of December 31, 2024, these contracts have a maximum remaining maturity of 15 months.

For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings and to the same financial statement line item impacted by the hedged transaction. As of December 31, 2024, we expect to reclassify $22 million of pre-tax net deferred gain associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the impact on earnings of the related hedged transactions.

The cash flows associated with derivatives designated as cash flow hedges are recorded in All other operating activities – net in the Consolidated and Combined Statements of Cash Flows.

Net Investment Hedges
We use cross-currency interest rate swaps and foreign currency forward contracts in combination with foreign currency option contracts to hedge the foreign currency risk associated with our net investment in foreign operations. As of December 31, 2024, these contracts were designated as hedges of our net investment in foreign operations, primarily in Euro and Chinese Renminbi currencies.

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

The cash flows associated with derivatives designated as net investment hedges are recorded in All other investing activities – net in the Consolidated and Combined Statements of Cash Flows. For the year ended December 31, 2024, All other investing activities – net includes a $94 million payment for the settlement of cross-currency swaps that were designated in net investment hedges. Cash flows from the periodic interest settlements on the cross-currency swaps are recorded in All other operating activities – net in the Consolidated and Combined Statements of Cash Flows.

Fair Value Hedges
We use interest rate swaps to hedge the interest rate risk on our fixed rate borrowings. These derivatives are designated as fair value hedges to hedge the changes in fair value due to benchmark interest rate risk of specific designated cash flows of our senior unsecured notes. In the first quarter and fourth quarter of 2024, we executed interest rate swap contracts with an aggregate notional of $700 million and $1,000 million, respectively, to hedge the benchmark interest rate risk of specific designated cash flows of a senior unsecured note.

We record the changes in fair value on these swap contracts in Interest and other financial charges – net in our Consolidated and Combined Statements of Income, the same line item where the offsetting change in the fair value of the designated cash flows of the senior unsecured note is recorded as a basis adjustment.

Cash flows for the periodic interest settlements on the interest rate swaps are recorded in All other operating activities – net in the Consolidated and Combined Statements of Cash Flows.

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

The cash flows associated with derivatives not designated but used as economic hedges are recorded, based on the nature of the underlying hedged transaction, in All other operating activities – net and All other investing activities – net in the Consolidated and Combined Statements of Cash Flows. The cash flows related to embedded derivatives are included in All other operating activities – net in the Consolidated and Combined Statements of Cash Flows.

The following table presents the gross fair values of our outstanding derivative instruments.

Fair Value of Derivatives	December 31, 2024			December 31, 2023
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency forward contracts	$1,210	$43	$11	$1,356	$8	$30
Derivatives accounted for as cash flow hedges	1,210	43	11	1,356	8	30
Cross-currency swaps(1)	1,995	15	46	2,209	—	204
Foreign currency forward and options contracts	1,731	30	18	991	9	11
Derivatives accounted for as net investment hedges	3,726	45	64	3,200	9	215
Interest rate swaps(1)	2,700	—	51	1,000	35	10
Derivatives accounted for as fair value hedges	2,700	—	51	1,000	35	10
Foreign currency forward contracts	3,925	11	29	3,597	19	12
Other derivatives(1)(2)	370	47	—	438	57	2
Derivatives not designated as hedging instruments	4,294	57	29	4,035	76	14
Total derivatives	$11,930	$145	$155	$9,591	$128	$269
(1) Accrued interest was immaterial for the periods presented and is excluded from fair value. These amounts are recognized within All other current assets and All other current liabilities in the Consolidated Statements of Financial Position.
(2) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts. As of December 31, 2023, Other derivatives also included commodity contracts.

The following table presents amounts recorded in Long-term borrowings in the Consolidated Statements of Financial Position related to cumulative basis adjustment for fair value hedges.

	December 31, 2024		December 31, 2023
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term borrowings designated in fair value hedges	$2,644	$(51)	$1,023	$25

Under the master arrangements with the respective counterparties to our derivative contracts, in certain circumstances and subject to applicable requirements, we are allowed to net settle transactions with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our Consolidated Statements of Financial Position and in the table above.

As of December 31, 2024 and 2023, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $77 million and $41 million, respectively.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the years ended December 31
	2024	2023	2022
Cash flow hedges	$44	$(6)	$37
Net investment hedges(1)	80	(97)	(111)
(1) Amounts recognized in OCI for excluded components for the periods presented were immaterial.

The tables below present the gains (losses) on our derivative financial instruments and hedging activity in the Consolidated and Combined Statements of Income.

Derivative Financial Instruments and Hedging Activity	For the year ended December 31, 2024
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$(4)	$(1)	$—	$—	$—
Effects of cash flow hedges	(4)	(1)	—	—	—
Cross-currency swaps	—	—	—	31	—
Foreign currency forward and options contracts	—	—	—	11	—
Effects of net investment hedges(1)	—	—	—	42	—
Interest rate swaps(2)	—	—	—	(103)	—
Debt basis adjustment on Long-term borrowings	—	—	—	76	—
Effects of fair value hedges	—	—	—	(27)	—
Foreign currency forward contracts	(37)	(9)	—	—	1
Other derivatives(3)	—	—	8	—	37
Effects of derivatives not designated as hedging instruments	(37)	(9)	8	—	38

	For the year ended December 31, 2023
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$23	$6	$—	$—	$—
Effects of cash flow hedges	23	6	—	—	—
Cross-currency swaps	—	—	—	34	—
Foreign currency forward and option contracts	—	—	—	3	—
Effects of net investment hedges(1)	—	—	—	37	—
Interest rate swaps(2)	—	—	—	24	—
Debt basis adjustment on Long-term borrowings	—	—	—	(25)	—
Effects of fair value hedges	—	—	—	(1)	—
Foreign currency forward contracts	3	2	—	—	5
Other derivatives(3)	—	—	10	—	47
Effects of derivatives not designated as hedging instruments	3	2	10	—	52

	For the year ended December 31, 2022
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$54	$—	$—	$—	$—
Effects of cash flow hedges	54	—	—	—	—
Cross-currency swaps	—	—	—	—	—
Foreign currency forward and option contracts	—	—	—	—	—
Effects of net investment hedges(1)	—	—	—	—	—
Interest rate swaps(2)	—	—	—	—	—
Debt basis adjustment on Long-term borrowings	—	—	—	—	—
Effects of fair value hedges	—	—	—	—	—
Foreign currency forward contracts	(96)	—	—	—	11
Other derivatives(3)	—	—	—	—	11
Effects of derivatives not designated as hedging instruments	(96)	—	—	—	22
(1) Changes in fair value related to components other than the spot rate are excluded from effectiveness testing for the years ended December 31, 2024, 2023, and 2022.
(2) Amount includes $(27) million, $(1) million, and $— million of interest expense on interest rate derivatives for the years ended December 31, 2024, 2023, and 2022.
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

FAIR VALUE MEASUREMENTS.

The following table represents assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
	As of December 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$312	$—	$312	$—	$200	$—	$200
Investment securities	32	—	—	32	31	—	—	31
Derivatives	—	145	—	145	—	128	—	128
Liabilities:
Derivatives	—	155	—	155	—	269	—	269
Contingent consideration	—	—	34	34	—	—	44	44

Cash equivalents
As of December 31, 2024 and 2023, Cash, cash equivalents, and restricted cash of $2,889 million and $2,504 million, respectively, included money market funds of $312 million and $200 million, and other cash equivalents of $1,573 million and $1,023 million, respectively. The carrying values of the other cash equivalents approximates the fair value due to their short maturities and are valued using Level 1 or Level 2 inputs. Refer to Note 18, “Supplemental Financial Information” for further information.

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

Non-recurring fair value measurements
Changes in fair value measurements of assets and liabilities measured at fair value on a non-recurring basis, such as equity method investments, equity investments without readily determinable fair value, financing receivables, and long-lived assets, were not material for the years ended December 31, 2024, 2023, and 2022.

Fair value of other financial instruments
The estimated fair value of borrowings as of December 31, 2024 and 2023 was $9,374 million and $9,959 million, respectively, compared to a carrying value (which only includes a reduction for unamortized debt issuance costs and discounts and cumulative basis adjustment) of $8,951 million and $9,442 million, respectively. The fair value of our borrowings includes accrued interest and is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 9, “Borrowings” and Note 18, “Supplemental Financial Information” for further information.

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

	For the years ended December 31
	2024	2023	2022
Balance at beginning of period	$192	$193	$161
Current-year provisions	202	216	238
Expenditures	(220)	(218)	(199)
Foreign currency exchange and other	(6)	1	(7)
Balance at end of period	$168	$192	$193

Product warranties are recognized within All other current liabilities in the Consolidated Statements of Financial Position.

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

Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. Service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia (the “District Court”) against a number of pharmaceutical and medical device companies, including GE HealthCare and certain affiliates, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint seeks monetary relief and alleges that the defendants provided funding for an Iraqi terrorist organization through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of the plaintiffs’ claims. In January 2022, a panel of the U.S. Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In February 2022, the defendants requested review of the decision by all of the judges on the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”). In February 2023, the D.C. Circuit denied this request. In June 2023, defendants petitioned the Supreme Court to review the D.C. Circuit’s decision. On June 24, 2024, the Supreme Court vacated the D.C. Circuit’s decision and remanded the case to the D.C. Circuit for further consideration. On November 19, 2024, the D.C. Circuit heard oral argument from the parties, and the D.C. Circuit’s decision is pending. The proceedings in the District Court are currently inactive.

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

ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS.

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal, and cleanup of substances regulated under environmental protection laws and nuclear decommissioning regulations. We have obligations for ongoing and future environmental remediation activities. Liabilities for environmental remediation and nuclear decommissioning exclude possible insurance recoveries. Due to uncertainties or changes regarding the status of laws, regulations, technology, and information related to individual sites and lawsuits, it is reasonably possible that our exposure will exceed amounts accrued, and amounts not currently reasonably estimable and/or probable may need to be accrued in future periods. Our environmental remediation liabilities, which are measured on an undiscounted basis, were $16 million and $19 million as of December 31, 2024 and 2023, respectively, and are recognized within All other current liabilities and All other non-current liabilities in the Consolidated Statements of Financial Position.

We record asset retirement obligations, which primarily relate to nuclear decommissioning, associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are generally capitalized as part of the carrying value of the related long-lived assets and depreciated over the assets’ useful lives. Our asset retirement obligations were $292 million and $267 million at December 31, 2024 and 2023, respectively, and are recognized within All other current liabilities and All other non-current liabilities in the Consolidated Statements of Financial Position.

OTHER UNRECOGNIZED CONTRACTUAL OBLIGATIONS.

We have future contractual obligations and other minimum commercial commitments which represent take-or-pay contracts as well as purchase orders for goods and services utilized in the normal course of business such as capital expenditures, inventory, and services under contracts.

As of December 31, 2024, we had the following purchase commitments that are legally binding and specify minimum purchase quantities or spending amounts. These purchase commitments do not exceed our projected requirements and the amounts below exclude open purchase orders with a remaining term of less than one year.

	2025	2026	2027	2028	2029	Thereafter	Total
Other Unrecognized Contractual Obligations	$404	$362	$132	$91	$81	$91	$1,160

NOTE 15. RESTRUCTURING ACTIVITIES

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
Net expenses for restructuring initiatives committed to by management through December 31, 2024 are included in the table below.

	For the years ended December 31
	2024	2023	2022
Employee termination costs	$85	$38	$74
Facility and other exit costs	18	3	46
Asset write-downs	17	13	26
Total restructuring activities – net	$120	$54	$146
These restructuring initiatives are expected to result in additional expenses of approximately $36 million, to be incurred primarily over the next 12 months, substantially related to employee-related termination benefits and asset write-downs. Restructuring expenses (gains) are recognized within Cost of products, Cost of services, or SG&A, as appropriate, in the Consolidated and Combined Statements of Income.

Liabilities related to restructuring are recognized within Current compensation and benefits, All other current liabilities, Non-current compensation and benefits, and All other non-current liabilities in the Consolidated Statements of Financial Position. The activity related to our restructuring liabilities follows.

	Employee termination costs	Facility and other exit costs	Total
Balance at December 31, 2022	$44	$31	$75
Balance transferred from GE at Spin-Off	31	—	31
Charges	36	1	37
Payments and other adjustments	(68)	(7)	(75)
Balance at December 31, 2023	$43	$25	$68
Charges	85	8	93
Payments and other adjustments	(60)	(15)	(75)
Balance at December 31, 2024	$67	$18	$86

NOTE 16. SHARE-BASED COMPENSATION

We grant stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”) to employees under the 2023 Long-Term Incentive Plan (“LTIP”). The Talent, Culture, and Compensation Committee of the Board of Directors approves grants under the LTIP. Under the LTIP, we are authorized to issue up to approximately 41 million shares. We record compensation expense for awards expected to vest over the vesting period. We estimate forfeitures based on experience and adjust expense to reflect actual forfeitures. When options are exercised, RSUs vest, and PSUs are earned, we issue shares from authorized unissued common stock.

Stock options provide employees the opportunity to purchase GE HealthCare shares in the future at the market price of our stock on the date the award is granted. The options become exercisable over the vesting period, typically becoming fully vested in three to three and a half years, and expire ten years from the grant date if not exercised. We value stock options using a Black-Scholes option pricing model.

RSUs provide an employee the right to shares of GE HealthCare stock when the restrictions lapse over the vesting period of three to three and a half years. Upon vesting, each RSU is converted into one share of GE HealthCare common stock. We value RSUs using the market price on the grant date.

PSUs provide an employee with the right to receive shares of GE HealthCare stock based upon achievement of certain performance metrics. PSUs are subject to an employee service period of three years. PSUs may include a relative total shareholder return (“TSR”) modifier to determine the number of shares earned at the end of the performance period. We engage third-party valuation specialists to assist with the fair value estimate of the PSUs that include the TSR modifier using a Monte Carlo simulation to model the probability of possible outcomes.

The following tables provide the weighted average fair value of options, RSUs, and PSUs granted to employees during the years ended December 31, 2024 and 2023, and the related weighted average stock option valuation assumptions used in the Black-Scholes model.

Weighted Average Grant Date Fair Value
(In dollars)	December 31, 2024	December 31, 2023
Stock options	$32	$25
RSUs	89	73
PSUs	96	85

Key Assumptions in the Black-Scholes Valuation for Stock Options
	December 31, 2024	December 31, 2023
Risk-free rate	4.1%	3.6%
Dividend yield	0.13%	0.01%
Expected volatility	26.2%	26.2%
Expected term (in years)	6.2	6.2

For awards granted in 2023 and 2024, the expected volatility was derived from a peer group’s blended historical and implied volatility as GE HealthCare does not have sufficient historical volatility based on the expected term of the underlying options. The expected term of the stock options was determined using the simplified method. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The dividend yield assumption is based on the expected annualized dividend payment at the date of grant.

Stock Option Activity
	Shares (in thousands)	Weighted average exercise price (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding as of January 1, 2024	4,963	$84
Granted	563	92
Exercised/Vested	(503)	67
Forfeited	(308)	74
Expired	(469)	141
Outstanding as of December 31, 2024	4,246	$82	6.0	$31
Exercisable as of December 31, 2024	2,178	$87	3.7	$20
Expected to vest	4,027	$82	5.9	$30

RSU and PSU Activity
	RSUs				PSUs
	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average vesting period (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average vesting period (in years)	Intrinsic value (in millions)
Outstanding as of January 1, 2024	3,729	$67			1,246	$85
Granted	1,292	89			610	96
Exercised/Vested	(1,745)	63			(992)	86
Forfeited	(414)	73			(86)	89
Expired	—	—			—	—
Outstanding as of December 31, 2024	2,860	$78	1.9	$223	778	$91	1.8	$61
Expected to vest	2,523	$77	1.9	$197	N/A	N/A	N/A	N/A

Share-based compensation expense is recognized within Cost of products, Cost of services, SG&A, or R&D, as appropriate, in the Consolidated Statements of Income.

Share-based Compensation Expense	For the years ended
	December 31, 2024	December 31, 2023
Share-based compensation expense (pre-tax)	$125	$114
Income tax benefits	(23)	(23)
Share-based compensation expense (after-tax)	$102	$91

Other Share-based Compensation Data	For the years ended
	December 31, 2024	December 31, 2023
Cash received from stock options exercised	$33	$34
Intrinsic value of stock options exercised and RSUs/PSUs vested	251	106

Unrecognized compensation expense was $146 million as of December 31, 2024 and is expected to be recognized over a weighted-average period of approximately 1.8 years.

NOTE 17. EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (“EPS”) is Net income attributable to GE HealthCare common stockholders. The denominator of basic EPS is the weighted-average number of shares outstanding during the period. Subsequent to the Spin-Off, the dilutive effect of outstanding stock options, RSUs, and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.

On January 3, 2023, there were approximately 454 million shares of GE HealthCare common stock outstanding, including the interest in our outstanding shares of common stock retained by GE following the Distribution. The computation of basic and diluted earnings per common share for the year ended December 31, 2022 was calculated using this same number of common shares outstanding since no GE HealthCare equity awards were outstanding as of the Distribution Date.

Earnings Per Share	For the years ended December 31
(In millions, except per share amounts)	2024	2023	2022
Numerator:
Net income from continuing operations	$2,050	$1,618	$1,949
Net (income) loss attributable to noncontrolling interests	(57)	(46)	(51)
Net income from continuing operations attributable to GE HealthCare	1,993	1,572	1,898
Deemed preferred stock dividend of redeemable noncontrolling interest	—	(183)	—
Net income from continuing operations attributable to GE HealthCare common stockholders	1,993	1,389	1,898
Income (loss) from discontinued operations, net of taxes	—	(4)	18
Net income attributable to GE HealthCare common stockholders	$1,993	$1,385	$1,916
Denominator:
Basic weighted-average shares outstanding	456	455	454
Dilutive effect of common stock equivalents	2	3	—
Diluted weighted-average shares outstanding	459	458	454
Basic Earnings Per Share:
Continuing operations	$4.37	$3.06	$4.18
Discontinued operations	—	(0.01)	0.04
Attributable to GE HealthCare common stockholders	4.37	3.05	4.22
Diluted Earnings Per Share:
Continuing operations	$4.34	$3.04	$4.18
Discontinued operations	—	(0.01)	0.04
Attributable to GE HealthCare common stockholders	4.34	3.03	4.22
Antidilutive securities(1)	3	4	—
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 18. SUPPLEMENTAL FINANCIAL INFORMATION

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.

	As of
	December 31, 2024	December 31, 2023
Cash and cash equivalents	$2,874	$2,494
Short-term restricted cash	16	10
Total Cash, cash equivalents, and restricted cash as presented in the Consolidated Statements of Financial Position	2,889	2,504
Long-term restricted cash(1)	3	2
Total Cash, cash equivalents, and restricted cash as presented in the Consolidated and Combined Statements of Cash Flows	$2,893	$2,506
(1) Long-term restricted cash is recognized within All other non-current assets in the Consolidated Statements of Financial Position.

INVENTORIES.

	As of
	December 31, 2024	December 31, 2023
Raw materials	$921	$961
Work in process	92	91
Finished goods	926	908
Inventories	$1,939	$1,960

Certain inventory items are long-term in nature and therefore have been recognized within All other non-current assets in the Consolidated Statements of Financial Position and are not reflected in the table above. See the supplemental table “All Other Current and Non-Current Assets” for further information.

PROPERTY, PLANT, AND EQUIPMENT – NET.

	As of
	December 31, 2024	December 31, 2023
Land and improvements	$66	$70
Buildings, structures, and related equipment	1,943	1,956
Machinery and equipment	2,705	2,617
Leasehold improvements and manufacturing plants under construction	553	565
Total property, plant, and equipment, at original cost	5,267	5,208
Accumulated depreciation	(3,080)	(3,064)
Right-of-use operating lease assets, net of amortization(1)	364	356
Property, plant, and equipment – net	$2,550	$2,500
(1) See Note 7, “Leases” for further information.

Depreciation related to Property, plant, and equipment – net, exclusive of ROU operating lease assets, was $268 million, $248 million, and $228 million for the years ended December 31, 2024, 2023, and 2022, respectively.

ALL OTHER ASSETS AND ALL OTHER LIABILITIES.

All Other Current and Non-Current Assets	As of
	December 31, 2024	December 31, 2023
Prepaid expenses and deferred costs	$188	$147
Financing receivables – net	90	97
Derivative instruments	123	84
Tax receivables	115	53
Other	13	8
All other current assets	$529	$389

Prepaid pension asset	$657	$716
Equity method and other investments	373	357
Financing receivables – net	183	178
Long-term receivables – net	142	124
Inventories	139	147
Contract and other deferred assets	208	168
Other(1)	248	191
All other non-current assets	$1,950	$1,881
(1) Non-current Other primarily consists of indemnity assets associated with separation agreements with GE, capitalized costs associated with cloud computing arrangements, tax receivables, and derivative instruments.

All Other Current and Non-Current Liabilities	As of
	December 31, 2024	December 31, 2023
Sales allowances and related liabilities	$242	$228
Income and indirect tax liabilities including uncertain tax positions	279	260
Product warranties	168	192
Accrued freight and utilities	163	132
Operating lease liabilities	115	110
Derivative instruments(1)	90	128
Interest payable on borrowings	92	87
Environmental and asset retirement obligations	17	21
Other(2)	379	335
All other current liabilities	$1,545	$1,493

Contract liabilities	$686	$705
Operating lease liabilities	270	273
Environmental and asset retirement obligations	291	265
Income and indirect tax liabilities including uncertain tax positions	237	208
Derivative instruments	64	136
Finance lease obligations	40	38
Sales allowances and related liabilities	23	27
Other(3)	184	225
All other non-current liabilities	$1,796	$1,877
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

EQUITY METHOD INVESTMENTS.

		Equity method investment balance		Equity method income (loss)
As of December 31	Ownership Percentage	2024	2023	2024	2023	2022
Nihon Medi-Physics Co., Ltd(1)	50%	$139	$150	$10	$10	$16
Other		24	20	(2)	1	(3)
Total		$163	$170	$8	$11	$13
(1) In the fourth quarter of 2024, GE HealthCare announced an agreement to acquire the remaining ownership interest of NMP. See Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for more information.

SUPPLY CHAIN FINANCE PROGRAMS.

A rollforward of our outstanding obligations confirmed and paid under the supply chain finance programs, which are included within Accounts Payable in the Consolidated Statements of Financial Position, is presented below.

For the year ended December 31
2024
Confirmed obligations outstanding at beginning of period	$365
Invoices confirmed during the year	886
Confirmed invoices paid during the year	(855)
Foreign exchange and other	(2)
Confirmed obligations outstanding at end of period	$394

COLLABORATIVE ARRANGEMENTS.

In October 2023, we entered into a Collaboration and License Agreement with Novo Nordisk (“Novo”) to pursue a collaboration on the development, regulatory approval, and commercialization of an ultrasound therapy. Under the terms of this agreement, in return for providing development activities associated with the development of the underlying ultrasound device to deliver Novo’s clinical therapies, we received an upfront nonrefundable payment with the potential for additional nonrefundable payments through 2027. We recognize the nonrefundable payments as an offset to R&D expense as we perform activities contemplated under this agreement. These nonrefundable payments are not material. We may also receive future payments based on the achievement of certain development milestones and regulatory approvals associated with the ultrasound therapy.

REDEEMABLE NONCONTROLLING INTERESTS.

The Company has noncontrolling interests with redemption features. These redemption features, such as put options, could require the Company to purchase the noncontrolling interests upon the occurrence of certain events. All noncontrolling interests with redemption features that are not solely within our control are recognized within the Consolidated Statements of Financial Position between liabilities and equity. Redeemable noncontrolling interests are initially recorded at the issuance date fair value. Those that are currently redeemable, or probable of becoming redeemable, are subsequently adjusted to the greater of current redemption value or initial carrying value.

Activity attributable to redeemable noncontrolling interests is presented below.

	For the years ended December 31
	2024	2023	2022
Balance at beginning of period	$165	$230	$220
Net income attributable to redeemable noncontrolling interests	50	41	47
Redemption value adjustments(1)	—	183	—
Distributions to and exercise of redeemable noncontrolling interests and other(2)	(28)	(289)	(37)
Balance at end of period	$188	$165	$230
(1) As of January 3, 2023, certain redeemable noncontrolling interests were probable of becoming redeemable due to the change of control that occurred upon consummation of the Spin-Off. As a result, these redeemable noncontrolling interests were remeasured to their current redemption value. The remeasurement was accounted for as a deemed preferred stock dividend of redeemable noncontrolling interest and recorded as an adjustment to Retained earnings in the Consolidated Statements of Financial Position.
(2) In the first quarter of 2023, the redeemable noncontrolling interest holder exercised its option redemption provision. The redemption amount of $211 million was paid in the second quarter of 2023.

OTHER INCOME (EXPENSE) – NET.

	For the years ended December 31
	2024	2023	2022
Net financing income and investment income (loss)	$(1)	$26	$(9)
Equity method income (loss)	8	11	13
Change in fair value of assumed obligations	(32)	(32)	—
Other items, net(1)	80	81	58
Total other income (expense) – net	$55	$86	$62
(1) Other items, net primarily consists of: change in tax indemnity, lease income, government grants, licensing and royalty income, and gains and losses related to derivatives for the year ended December 31, 2024; change in tax indemnity, lease income, licensing and royalty income, and gains and losses related to derivatives for the year ended December 31, 2023; and gains and losses related to derivatives and licensing and royalty income for the year ended December 31, 2022.

NOTE 19. RELATED PARTIES AND TRANSITION SERVICES AGREEMENT

PRIOR TO SPIN-OFF.

Prior to the Spin-Off, GE provided the Company with significant corporate infrastructure and shared services. The following disclosures summarize related party activity between GE HealthCare and GE. This activity, which occurred prior to the Spin-Off, is included in the combined financial statements.

Pension, Benefit, and Contribution Plans
As discussed in Note 10, “Postretirement Benefit Plans”, employees of the Company participated in pension, benefit, and contribution plans that were sponsored by GE. The Company was charged $207 million for the year ended December 31, 2022 related to employee participation in these plans. In connection with the Spin-Off, a portion of the plans were transferred to the Company.

Share-Based Compensation
GE granted various employee benefits to its group employees, including those of the Company, under the GE Long-Term Incentive Plan. These benefits primarily included stock options and RSUs. Compensation expense allocated to the Company was $67 million for the year ended December 31, 2022, and was primarily recognized within SG&A in the Combined Statement of Income.

Corporate Overhead and Other Allocations from GE
GE provided certain services described below that were charged to the Company based on employee headcount, revenue, or other allocation methodologies.

For the year ended December 31
2022
Costs for centralized services(1)	$42
Costs associated with employee medical insurance(2)	122
Costs for corporate and shared services(3)	457
(1) Costs for centralized services such as public relations, treasury and cash management, and other services were recognized within SG&A in the Combined Statement of Income.
(2) Costs associated with employee medical insurance were recognized within Cost of products, Cost of services, SG&A, and R&D in the Combined Statement of Income based on the employee population.
(3) Costs for corporate and shared services such as information technology, finance and other services were primarily recognized in SG&A and R&D in the Combined Statement of Income.

Management believes that the expense and cost allocations have been determined on a basis that is a reasonable reflection of the utilization of services provided or the benefit received by the Company during the year ended December 31, 2022. The amounts that would have been incurred on a stand-alone basis could have materially differed from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees, or other factors.

AFTER SPIN-OFF.

In connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE. These agreements were structured in anticipation of GE’s transaction to separate the GE Vernova business. Refer to Note 1, “Organization and Basis of Presentation” for additional information. The below agreements had activity during the years ended December 31, 2024 and 2023:

•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and GE following the Distribution, including procedures with respect to claims subject to indemnification and related matters.

•Transition Services Agreement – governs all matters relating to the provision of shared services between the Company and GE on a transitional basis. The services the Company receives include support for information technology, human resources, supply chain, finance, and facilities services, among others. Some of these costs were included in the allocations from GE prior to Spin-Off. The services generally commenced on the date of the Spin-Off and terminated in the 24 months following the Distribution Date depending upon the related transitional service. We incurred $172 million, net, and $372 million, net, for the years ended December 31, 2024 and 2023, respectively, under this agreement. These amounts represent fees charged from GE and GE Vernova to the Company, the majority of which are related to information technology, and are net of fees charged from the Company to GE and GE Vernova for facilities and other shared services.

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

Current amounts due from and to GE under the various agreements are recognized within Due from related parties or Due to related parties, as applicable, in the Consolidated Statements of Financial Position. Non-current amounts due from GE were $99 million and $81 million, and due to GE were $34 million and $33 million, as of December 31, 2024 and 2023, respectively. These amounts were recognized within All other non-current assets and All other non-current liabilities, respectively, in the Consolidated Statements of Financial Position and relate to tax and other indemnities. Following its separation from GE, GE Vernova does not meet the definition of a related party; accordingly, amounts as of December 31, 2024 due to and from GE Vernova in accordance with the TSA are excluded from the Due from related parties and Due to related parties financial statement line items and non-current balances disclosed above.

NOTE 20. SUBSEQUENT EVENTS

On February 3, 2025, we repaid $250 million of the outstanding Term Loan Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated the effectiveness of the internal control over financial reporting, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that they were effective as of December 31, 2024. All internal control systems have inherent limitations; as such, they may not prevent or detect all misstatements or fraud. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statements preparation and reporting. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that the current control structure may become inadequate for changes in conditions or the degree of compliance with the policies may deteriorate.

The effectiveness of such controls has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended December 31, 2024, the Company continued to exit from various transition service agreements with GE, primarily related to IT systems that impact financial reporting. Consequently, responsibility for execution of related internal controls transferred to the Company, including general IT controls in connection with IT environment changes. Other than those discussed in the preceding sentences, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item, with the exception of “Information About Our Executive Officers” and “Ethics and Governance” located under Item 1, “Business” of this Annual Report on Form 10-K, is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

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
4.1
Base Indenture, dated as of November 22, 2022, among GE HealthCare Holding LLC, General Electric Company, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to General Electric Company’s Current Report on Form 8-K filed with the SEC on November 23, 2022).

4.2
First Supplemental Indenture, dated as of November 22, 2022, between GE HealthCare Holding LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to General Electric Company’s Current Report on Form 8-K filed with the SEC on November 23, 2022).

4.3
Second Supplemental Indenture, dated as of August 14, 2024, between the Registrant and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2024).

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2023).
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

10.3
Trademark License Agreement, dated December 31, 2022, by and between General Electric Company and GE HealthCare Imaging Holding Inc. (incorporated by reference into Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2023).†

10.4
Real Estate Matters Agreement, dated January 2, 2023, by and between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2023).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10 filed with the SEC on October 11, 2022).
10.6
Term Loan Agreement, dated as of November 4, 2022, by and among GE HealthCare Holding LLC, as the borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Amendment No.1 to Form 10 filed with the SEC on November 7, 2022).

10.7
364-Day Revolving Credit Agreement, dated as of December 11, 2024, by and among GE HealthCare Technologies Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 12, 2024).

10.8
Credit Agreement, dated as of November 4, 2022, by and among the Registrant, as the borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 to the Registrant's Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).

10.9*	GE HealthCare 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2022).
10.10*	GE HealthCare Mirror 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2022).
10.11*	GE HealthCare Mirror 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2022).
10.12*	GE HealthCare Mirror 1990 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2022).
10.13*	Offer Letter with Peter J. Arduini, dated June 15, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.14*	Amended Offer Letter with Peter J. Arduini, dated November 16, 2022 (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 2 to Form 10 filed with the SEC on November 18, 2022).
10.15*	Offer Letter with Frank R. Jimenez, dated February 4, 2022 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
10.16*	Offer Letter with James K. Saccaro, dated May 4, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 25, 2023).†
10.17*	Offer Letter with Taha Kass-Hout, dated September 9, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).
10.18*
Performance Stock Unit Grant Agreement for Peter J. Arduini, dated February 23, 2022 (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).

10.19*	GE HealthCare Annual Executive Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.20*	GE HealthCare Restoration Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.21*	One GE HealthCare Annual Bonus Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2023).

10.22*
GE HealthCare US Severance and Change in Control Plan for CEO and Leadership Team (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 25, 2023).

10.23*	GE HealthCare Non-Employee Director Compensation and Benefits Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
10.24*	GE HealthCare Founders Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.25*	GE HealthCare Founders Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.26*	2023 GE HealthCare Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2023).
10.27*	2023 GE HealthCare Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2023).
10.28*	2023 GE HealthCare Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2023).
10.29*	2023 Global Addendum (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.30*	2024 GE HealthCare Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).
10.31*	2024 GE HealthCare Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).
10.32*	2024 GE HealthCare Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).
10.33*	2024 Global Addendum (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).
10.34*	GE HealthCare Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
10.35*	GE HealthCare Director Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
19.1	GE HealthCare Technologies Inc. Securities Trading Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
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

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	GE HealthCare Technologies Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 6, 2024).
101
The following materials from GE HealthCare Technologies Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted inline XBRL (eXtensible Business Reporting Language): (1) Consolidated and Combined Statements of Income for the years ended December 31, 2024, 2023, and 2022; (2) Consolidated and Combined Statements of Comprehensive Income (Loss) for years ended December 31, 2024, 2023, and 2022; (3) Consolidated Statements of Financial Position as of December 31, 2024 and 2023; (4) Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2024, 2023, and 2022; (5) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and (6) Notes to the Consolidated and Combined Financial Statements.

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

GE HealthCare Technologies Inc.
(Registrant)

February 13, 2025	/s/ James K. Saccaro
Date	James K. Saccaro, Vice President & Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 13, 2025.

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