Form 10-Q
period 2025-03-31
GE HealthCare Technologies Inc.
filed 2025-04-30
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 457,884,998 shares of common stock with a par value of $0.01 per share outstanding as of April 23, 2025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business; financial performance, financial condition, and results of operations, including revenue, revenue growth, profit, taxes, earnings per share, and cash flows; the impacts of macroeconomic and market conditions, including the impact of tariffs and other trade restrictions, and volatility on our business operations, financial results, and financial position and on supply chains and the world economy; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management; the Russia and Ukraine conflict; and risks related to foreign currency exchange, interest rates, and commodity price volatility. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; global geopolitical and economic instability, including as a result of changes in trade and tariff policy, the conflict between Ukraine and Russia, and tensions in the Middle East; public health crises, epidemics, and pandemics, and their effects on our business; changes in third-party and government reimbursement processes, rates, and contractual relationships, including related to government shutdowns, and changes in the mix of public and private payers; demand for our products, services, or solutions and factors that affect that demand; developments in the market in China; our ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; our ability to successfully complete strategic transactions; the impacts related to our increasing focus on and investment in cloud, edge computing, artificial intelligence (“AI”), and software offerings; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; the impact of potential information technology, cybersecurity, or data security breaches; maintenance and protection of our intellectual property rights, as well as maintenance of successful research and development efforts with respect to commercially successful products and technologies; our ability to attract and/or retain key personnel and qualified employees; environmental, social, and governance matters; compliance with the various legal, regulatory, tax, privacy, and other laws to which we are subject, such as the Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws globally, and related changes, claims, inquiries, investigations, or actions; the impact of potential product liability claims; and our level of indebtedness, as well as our general ability to comply with covenants under our debt instruments, and any related effect on our business. Please also see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the United States Securities and Exchange Commission (“SEC”) and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income (Unaudited)
	For the three months ended March 31
(In millions, except per share amounts)	2025	2024
Sales of products	$3,117	$3,045
Sales of services	1,660	1,605
Total revenues	4,777	4,650
Cost of products	1,963	1,967
Cost of services	802	782
Gross profit	2,012	1,902
Selling, general, and administrative	1,040	1,038
Research and development	344	324
Total operating expenses	1,383	1,362
Operating income	629	540
Interest and other financial charges – net	110	122
Non-operating benefit (income) costs	(74)	(102)
Other (income) expense – net	(99)	8
Income before income taxes	692	512
Benefit (provision) for income taxes	(104)	(124)
Net income	588	388
Net (income) loss attributable to noncontrolling interests	(24)	(14)
Net income attributable to GE HealthCare	564	374

Earnings per share attributable to GE HealthCare:
Basic	$1.23	$0.82
Diluted	1.23	0.81
Weighted-average number of shares outstanding:
Basic	457	456
Diluted	459	459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	For the three months ended March 31
(In millions, net of tax)	2025	2024
Net income attributable to GE HealthCare	$564	$374
Net income (loss) attributable to noncontrolling interests	24	14
Net income	588	388
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	257	(76)
Pension and Other Postretirement Plans – net of taxes	(69)	(35)
Cash flow hedges – net of taxes	(8)	16
Other comprehensive income (loss)	180	(95)
Comprehensive income (loss)	768	292
Less: Comprehensive income (loss) attributable to noncontrolling interests	24	14
Comprehensive income attributable to GE HealthCare	$744	$278

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
	As of
(In millions, except share and per share amounts)	March 31, 2025	December 31, 2024
Cash, cash equivalents, and restricted cash	$2,473	$2,889
Receivables – net of allowances of $106 and $103	3,572	3,566
Inventories	2,158	1,939
Contract and other deferred assets	931	974
All other current assets	601	532
Current assets	9,735	9,901
Property, plant, and equipment – net	2,851	2,550
Goodwill	13,373	13,136
Other intangible assets – net	1,238	1,078
Deferred income taxes	4,462	4,474
All other non-current assets	1,926	1,950
Total assets	$33,586	$33,089
Short-term borrowings	$2,002	$1,502
Accounts payable	3,152	3,035
Contract liabilities	1,889	1,943
Current compensation and benefits	1,343	1,521
All other current liabilities	1,583	1,552
Current liabilities	9,969	9,553
Long-term borrowings	6,757	7,449
Non-current compensation and benefits	5,443	5,583
Deferred income taxes	159	56
All other non-current liabilities	1,840	1,796
Total liabilities	24,168	24,437
Commitments and contingencies
Redeemable noncontrolling interests	211	188
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 458,134,263 shares issued as of March 31, 2025; 457,246,971 shares issued as of December 31, 2024	5	5
Treasury stock, at cost, 291,053 shares as of March 31, 2025 and December 31, 2024	(25)	(25)
Additional paid-in capital	6,597	6,583
Retained earnings	3,810	3,262
Accumulated other comprehensive income (loss) – net	(1,199)	(1,379)
Total equity attributable to GE HealthCare	9,187	8,446
Noncontrolling interests	20	18
Total equity	9,207	8,464
Total liabilities, redeemable noncontrolling interests, and equity	$33,586	$33,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2024	457	$5	—	$(25)	$6,583	$3,262	$(1,379)	$18	$8,464
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	—	—	(9)	—	—	—	(9)
Net income attributable to GE HealthCare	—	—	—	—	—	564	—	—	564
Dividends declared ($0.035 per common share)	—	—	—	—	—	(16)	—	—	(16)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	180	—	180
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Share-based compensation	—	—	—	—	22	—	—	—	22
Balances as of March 31, 2025	458	$5	—	$(25)	$6,597	$3,810	$(1,199)	$20	$9,207

	Common stock
(In millions, except per share amounts)	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2023	455	$5	$6,493	$1,326	$(691)	$12	$7,145
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	(24)	—	—	—	(24)
Net income attributable to GE HealthCare	—	—	—	374	—	—	374
Dividends declared ($0.03 per common share)	—	—	—	(14)	—	—	(14)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	(95)	—	(95)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	2	2
Share-based compensation	—	—	34	—	—	—	34
Balances as of March 31, 2024	456	$5	$6,504	$1,687	$(787)	$14	$7,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the three months ended March 31
(In millions)	2025	2024
Net income	$588	$388
Adjustments to reconcile Net income to Cash from (used for) operating activities
Depreciation of property, plant, and equipment	66	68
Amortization of intangible assets	70	80
Gain on remeasurement of Nihon Medi-Physics equity method investment	(97)	—
Net periodic postretirement benefit plan (income) expense	(70)	(90)
Postretirement plan contributions	(98)	(87)
Share-based compensation	22	34
Provision for income taxes	104	124
Cash paid during the year for income taxes	(91)	(86)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	81	165
Inventories	(154)	(59)
Contract and other deferred assets	52	32
Accounts payable	146	31
Contract liabilities	(68)	(18)
Current compensation and benefits	(200)	(34)
All other operating activities – net	(101)	(129)
Cash from (used for) operating activities	250	419
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(152)	(145)
Purchases of businesses, net of cash acquired	(269)	—
Purchases of investments	(20)	(19)
All other investing activities – net	34	(24)
Cash from (used for) investing activities	(407)	(188)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	1	1
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	—	1
Repayments and other reductions (maturities longer than 90 days)	(257)	(153)
Dividends paid to stockholders	(16)	(14)
Proceeds from stock issued under employee benefit plans	20	16
Taxes paid related to net share settlement of equity awards	(28)	(11)
All other financing activities – net	(6)	7
Cash from (used for) financing activities	(286)	(153)
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	27	(19)
Increase (decrease) in cash, cash equivalents, and restricted cash	(416)	59
Cash, cash equivalents, and restricted cash at beginning of year	2,893	2,506
Cash, cash equivalents, and restricted cash at end of period	$2,476	$2,565

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(78)	$(55)
Non-cash investing activities
Acquired but unpaid property, plant, and equipment	$86	$53
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

GE HealthCare Technologies Inc. is a trusted partner and leading global healthcare solutions provider, innovating medical technology, pharmaceutical diagnostics, and integrated, cloud-first AI-enabled solutions, services, and data analytics.

The condensed consolidated financial statements (the “financial statements”) of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Operating results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The December 31, 2024 period presented on the Condensed Consolidated Statement of Financial Position was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Tables throughout this document are presented in millions of U.S. dollars unless otherwise stated and certain columns and rows may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts.

The financial statements and notes should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

On January 3, 2023, the General Electric Company, which now operates as GE Aerospace (“GE”), completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). Following this transaction, GE continues to be considered a related party due to the nature of our relationship and board member affiliation. Net costs incurred with GE were not significant for the three months ended March 31, 2025.

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation. On the Condensed Consolidated Statements of Cash Flows, new line items were added and amounts were reclassified accordingly for the following items: amounts related to current compensation and benefits that were previously reported within All other operating activities – net, amounts related to purchases of investments previously reported within All other investing activities – net, and amounts related to equity award activity previously reported within All other financing activities – net. Additionally, amounts due from related parties and due to related parties which were previously shown on separate lines on the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Financial Position were reclassified to Receivables, All other current assets, Accounts Payable, All other current liabilities, and All other operating activities - net as applicable.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We expect the adoption to impact disclosures in our notes to the financial statements.

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

	As of
	March 31, 2025	December 31, 2024
Contract assets	$572	$589
Other deferred assets	359	385
Contract and other deferred assets	931	974
Non-current contract assets(1)	101	103
Non-current other deferred assets(1)	113	105
Total contract and other deferred assets	$1,144	$1,183
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

As of March 31, 2025 and December 31, 2024, contract liabilities were approximately $2,613 million and $2,629 million, respectively, of which the non-current portion of $724 million and $686 million, respectively, was recognized in All other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $752 million and $741 million for the three months ended March 31, 2025 and 2024, respectively.

REMAINING PERFORMANCE OBLIGATIONS.

Remaining performance obligations (“RPO”) represents the estimated revenue expected from customer contracts that are partially or fully unperformed inclusive of amounts deferred in contract liabilities, excluding contracts, or portions thereof, that provide the customer with the right to cancel or terminate without incurring a substantive penalty. RPO also excludes estimated revenue from arrangements where we lease equipment manufactured by the Company to customers.

	As of
	March 31, 2025	December 31, 2024
Products	$4,599	$4,755
Services	10,280	9,737
Total RPO	$14,879	$14,491

We expect to recognize substantially all of the revenue for our product-related RPO within two years and services-related RPO within five years.

NOTE 3. SEGMENT INFORMATION
Effective July 1, 2024, Image Guided Therapies, previously part of the Imaging segment, was realigned to the Ultrasound segment. The Ultrasound segment was subsequently renamed Advanced Visualization Solutions (“AVS”). Following this realignment, the Company continues to have four reportable segments: Imaging, Advanced Visualization Solutions, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”). These segments have been identified based on the nature of the products sold and how the Company manages its operations. We have not aggregated any of our operating segments to form reportable segments. A description of our reportable segments has been provided in Item 1, “Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Historical segment financial information presented within this report has been recast to conform to the new reportable segments structure.

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

Total Revenues by Segment	For the three months ended March 31
	2025	2024
Total Imaging	$2,140	$2,062
AVS:
Procedural Guidance	641	651
Specialized Ultrasound	598	576
Total AVS	1,239	1,227
PCS:
Monitoring Solutions	556	527
Life Support Solutions	197	220
Total PCS	753	747
Total PDx	632	599
Other(1)	13	15
Total revenues	$4,777	$4,650
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services (“HFS”) which does not meet the definition of an operating segment.

Significant Expenses by Segment	For the three months ended March 31
	2025	2024
Imaging:
Cost of sales	$1,353	$1,338
Other segment items(1)	588	559
Total Imaging	$1,941	$1,897
AVS:
Cost of sales	$598	$599
Other segment items(1)	380	371
Total AVS	$978	$970
PCS:
Cost of sales	$481	$460
Other segment items(1)	224	206
Total PCS	$705	$666
PDx:
Cost of sales	$294	$295
Other segment items(1)	133	126
Total PDx	$428	$421
(1) Other segment items for each segment includes selling, general, administrative, research, and development related expenses, as well as other segment income and expenses.

Segment EBIT	For the three months ended March 31
	2025	2024
Segment EBIT
Imaging	$199	$166
AVS	261	257
PCS	48	81
PDx	205	178
Other(1)	2	(1)
	715	681
Restructuring costs	(22)	(40)
Acquisition and disposition-related benefits (charges)	(8)	—
Gain (loss) on business and asset dispositions	10	—
Spin-Off and separation costs	(24)	(60)
Amortization of acquisition-related intangible assets	(35)	(31)
Investment revaluation gain (loss)	92	(20)
Interest and other financial charges – net	(110)	(122)
Non-operating benefit income (costs)	74	102
Income before income taxes	$692	$512
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

Depreciation and Amortization by Segment	For the three months ended March 31
	2025	2024
Imaging	$57	$65
AVS	18	21
PCS	13	15
PDx	12	16

The Company does not report total assets by segment as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

NOTE 4. RECEIVABLES

Current Receivables	As of
	March 31, 2025	December 31, 2024
Current customer receivables(1)	$3,379	$3,382
Non-income based tax receivables	155	155
Other sundry receivables	144	133
Current sundry receivables	299	287
Allowance for credit losses	(106)	(103)
Total current receivables – net	$3,572	$3,566
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to current customer receivables. Balances related to chargebacks were $151 million and $153 million as of March 31, 2025 and December 31, 2024, respectively.

Long-Term Receivables	As of
	March 31, 2025	December 31, 2024
Long-term customer receivables	$68	$59
Non-income based tax receivables	23	20
Other sundry receivables	76	68
Long-term sundry receivables	99	88
Allowance for credit losses	(6)	(5)
Total long-term receivables – net	$161	$142

Long-term receivables are recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

NOTE 5. FINANCING RECEIVABLES

Current financing receivables and non-current financing receivables are recognized within All other current assets and All other non-current assets, respectively, in the Condensed Consolidated Statements of Financial Position.

	As of
	March 31, 2025	December 31, 2024
Loans receivable, at amortized cost	$23	$23
Investment in finance leases, net of deferred income	69	69
Allowance for credit losses	(3)	(2)
Current financing receivables – net	$90	$90

Loans receivable, at amortized cost	$35	$35
Investment in finance leases, net of deferred income	155	152
Allowance for credit losses	(4)	(4)
Non-current financing receivables – net	$186	$183

As of March 31, 2025, 3%, 3%, and 3% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2024, 4%, 4%, and 3% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 6. LEASES

Operating lease liabilities recognized within All other current liabilities and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position were $386 million and $385 million as of March 31, 2025 and December 31, 2024, respectively. The total lease expense related to our operating lease portfolio was $62 million and $60 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

ACQUISITIONS.
Nihon Medi-Physics
On March 31, 2025, the Company acquired the remaining 50% interest in Nihon Medi-Physics Co., Ltd (“NMP”) from joint venture partner Sumitomo Chemical for net cash consideration of $269 million. The acquisition was funded with cash on hand. NMP is a leading pharmaceutical manufacturer in Japan, focused on radiopharmaceuticals, which are used to enable clinical images across neurology, cardiology, and oncology procedures, as well as nonclinical and clinical development of radiotracers and theranostics research. Their product portfolio includes several GE HealthCare radiopharmaceuticals. NMP is included in the Company’s PDx segment.
On March 31, 2025, the fair value of the Company’s existing 50% interest in NMP was determined to be $301 million based on the cash consideration exchanged for acquiring the remaining 50% equity interest. The carrying value of our 50% interest was $204 million. The Company recognized a net gain of $97 million resulting from this remeasurement to fair value. This gain included the reclassification of certain amounts related to the Company’s 50% interest out of Accumulated other comprehensive income (loss) – net (“AOCI”) including foreign currency translation gains of $63 million and losses related to a defined benefit pension plan of $8 million. The net gain from this remeasurement was recorded in Other (income) expense – net in the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2025.

The following table provides a summary of the purchase price consideration transferred for the acquisition of NMP.

Purchase consideration
Cash consideration, net of cash acquired	$269
Fair value of previously held interest in NMP	301
Fair value of contingent consideration	5
Total allocable purchase price	$575

The estimated fair values of the assets and liabilities assumed in connection with the acquisition of NMP are as follows.

Initial allocation
Receivables	$53
Inventories	10
Property, plant, and equipment	243
Goodwill	216
Other intangible assets	223
All other non-current assets(1)	52
Deferred income taxes	(87)
All other non-current liabilities	(107)
Other(2)	(28)
Total net assets post acquisition	$575
(1) All other non-current assets includes $12 million of indemnification assets, with the underlying indemnified liabilities recorded in All other non-current liabilities.
(2) Other includes Accounts payable, All other current liabilities, and Current compensation and benefits.

The initial allocation of purchase price of NMP to the tangible and intangible assets acquired and liabilities assumed, as reflected in the table above, is based on the Company’s preliminary allocations of their fair values. The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2025. While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are property, plant, and equipment, intangible assets, decommissioning liabilities, and deferred income taxes. The preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates. Accordingly, the purchase price adjustments are preliminary and are subject to further adjustments as additional information becomes available and as additional analyses are performed, and such further adjustments may be material. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions.

Property, plant, and equipment is mostly comprised of land, buildings, equipment (including machinery, furniture, and fixtures) and construction in process. The fair value of property, plant, and equipment was determined using a market participant approach.

Other intangibles relate to $200 million of definite-lived intangible assets and $23 million of acquired in-process research and development. Definite-lived intangible assets consist primarily of developed product market authorization rights and customer relationships. The acquired definite-lived intangibles are being amortized over a weighted-average estimated useful life of approximately 12 years. The estimated fair value of intangibles was determined using the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of cash flows an asset would generate over its useful life.

The goodwill associated with NMP, recorded within the PDx segment, is non-deductible for tax purposes and is attributed to expected synergies with NMP’s existing assets and workforce that are expected to allow the Company greater access and growth in the Japan market.

Included in All other non-current liabilities are asset retirement obligations and decommissioning liabilities of $96 million, which were assumed in the transaction.

NMP has a defined benefit pension plan which has pension assets of $73 million and pension liabilities of $34 million, a net asset of $39 million, which we acquired in the transaction and is included in All other non-current assets.

Deferred income tax liabilities include the expected U.S. federal, state, and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax basis.

Due to the proximity of the acquisition date to the end of the Company’s first quarter, the revenues and earnings of NMP are not significant to our consolidated results. If the acquisition of NMP had taken place as of the beginning of 2024, consolidated revenues and earnings would not have been significantly different than reported amounts.

MIM Software
On April 1, 2024, the Company acquired 100% of the stock of MIM Software Inc. (“MIM Software”) for approximately $259 million, net of cash acquired of $11 million, and potential contingent payments valued at $13 million pertaining to achievement of certain milestones, for a total preliminary purchase price of $283 million. The acquisition included up to $23 million of other contingent payments based on service requirements. The acquisition was funded with cash on hand. This transaction was accounted for as a business combination. The final purchase price allocation resulted in goodwill of $189 million, customer-related intangible assets of $52 million, developed technology intangible assets of $48 million, net deferred tax liabilities of $13 million, and other net assets of $7 million. The goodwill associated with the acquired business, recorded within the Imaging segment, is non-deductible for tax purposes and is attributed to expected synergies and commercial benefits from use of the MIM Software technology in our existing GE HealthCare portfolio. MIM Software is a global provider of medical imaging analysis and artificial intelligence (“AI”) solutions for the practice of radiation oncology, molecular radiotherapy, diagnostic imaging, and urology at imaging centers, hospitals, specialty clinics, and research organizations worldwide.

Revenue and earnings of MIM Software included in the Company’s financial statements since the acquisition date are not material to our consolidated revenue and earnings. If the acquisition of MIM Software had taken place as of the beginning of 2023, consolidated revenues and earnings would not have been significantly different from reported amounts.

GOODWILL.

	Imaging	AVS	PCS	PDx	Total
Balance at December 31, 2024	$3,581	$4,987	$2,035	$2,533	$13,136
Acquisitions	—	—	—	216	216
Foreign currency exchange and other	5	12	2	1	20
Balance at March 31, 2025	$3,587	$4,999	$2,037	$2,750	$13,373

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. We did not identify any reporting units that required an interim impairment test since the last annual impairment testing date.

OTHER INTANGIBLE ASSETS.

	As of March 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived assets
Customer-related	$230	$(26)	$204	$112	$(24)	$88
Patents and technology	2,668	(2,021)	647	2,593	(1,987)	606
Capitalized software	1,751	(1,479)	272	1,743	(1,437)	306
Trademarks and other	47	(29)	17	33	(29)	4
Total definite-lived assets	4,696	(3,555)	1,141	4,481	(3,477)	1,004
Indefinite-lived assets(1)	97	—	97	74	—	74
Total other intangible assets	$4,793	$(3,555)	$1,238	$4,555	$(3,477)	$1,078
(1) Indefinite-lived intangible assets relate to acquired in-process research and development prior to project completion and are not amortized.

Amortization expense was $70 million and $80 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 8. BORROWINGS

The Company’s borrowings include the following senior unsecured notes and credit agreements:

Senior Unsecured Notes
The Company’s borrowings include $8,250 million aggregate principal amount of senior unsecured notes in six series with maturity dates ranging from 2025 through 2052 (collectively, the “Notes”).

Credit Facilities
In the first quarter of 2025, the Company terminated its existing five-year and 364-day senior unsecured revolving credit facilities. These were replaced with new five-year and 364-day senior unsecured revolving credit facilities in aggregate committed amounts of $3,000 million and $500 million, respectively. The terms of the new facilities are substantially similar to those of the terminated facilities.

The Company has credit agreements providing for:
•a five-year senior unsecured revolving credit facility in an aggregate committed amount of $3,000 million, maturing on March 27, 2030;
•a 364-day senior unsecured revolving credit facility in an aggregate committed amount of $500 million, maturing on March 26, 2026; and
•a three-year senior unsecured term loan credit facility in an aggregate principal amount of $2,000 million, maturing on January 2, 2026 (the “Term Loan Facility” and, together with the five-year revolving credit facility and the 364-day revolving credit facility, the “Credit Facilities”).

There were no outstanding amounts under the five-year revolving credit facility and 364-day revolving credit facility, and there was $500 million and $750 million outstanding on the Term Loan Facility as of March 31, 2025 and December 31, 2024, respectively. In the first quarter of 2025, we repaid $250 million of the Term Loan Facility.

Borrowings Composition	As of
	March 31, 2025	December 31, 2024
5.600% senior notes due November 15, 2025	$1,500	$1,500
5.650% senior notes due November 15, 2027	1,750	1,750
4.800% senior notes due August 14, 2029	1,000	1,000
5.857% senior notes due March 15, 2030	1,250	1,250
5.905% senior notes due November 22, 2032	1,750	1,750
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Term Loan Facility due January 2, 2026	500	750
Other	30	36
Total principal debt issued	8,780	9,036
Less: Unamortized debt issuance costs and discounts	30	33
Add: Cumulative basis adjustment for fair value hedges	9	(51)
Total borrowings	8,759	8,951
Less: Short-term borrowings(1)	2,002	1,502
Long-term borrowings	$6,757	$7,449
(1) Short-term borrowings as of March 31, 2025 and December 31, 2024 includes $2,000 million and $1,500 million, respectively, related to the current portion of our long-term borrowings, net of unamortized debt issuance costs and discounts.

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of March 31, 2025 and December 31, 2024, the Company had bank guarantees and surety bonds of approximately $786 million and $784 million, respectively, related to certain commercial contracts. Additionally, we have issued approximately $24 million and $25 million of guarantees as of March 31, 2025 and December 31, 2024, respectively, primarily related to residual value and credit guarantees on equipment sold to third-party finance companies. Our Condensed Consolidated Statements of Financial Position reflect a liability of $2 million and $3 million as of March 31, 2025 and December 31, 2024, respectively, related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost.

NOTE 9. POSTRETIREMENT BENEFIT PLANS

We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories: U.S. Plans, International Plans, and Other Postretirement Plans (“OPEB Plans”). Please refer to Note 10, “Postretirement Benefit Plans” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information. Pension plans with pension assets or obligations less than $50 million are not included in the results below.

Components of Expense (Income)
	U.S. Plans		International Plans		OPEB Plans
For the three months ended March 31,	2025	2024	2025	2024	2025	2024
Service cost – Operating	$1	$8	$5	$5	$1	$2
Interest cost	249	242	36	35	13	13
Expected return on plan assets	(287)	(298)	(36)	(48)	—	—
Amortization of net loss (gain)	(20)	(17)	5	3	(15)	(15)
Amortization of prior service cost (credit)	(3)	2	(1)	—	(20)	(22)
Special termination cost	1	—	—	—	—	—
Non-operating	$(60)	$(71)	$4	$(10)	$(21)	$(24)
Net periodic expense (income)	$(59)	$(63)	$9	$(5)	$(20)	$(22)

In the three months ended March 31, 2025, the Company made cash payments totaling $43 million to its U.S. Plans, $10 million to its International Plans, and $45 million to its OPEB Plans. In 2025, the Company expects to make total cash contributions of approximately $327 million to these plans. The Company funds annually, at a minimum, the statutorily required minimum amount for our qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand.

Defined Contribution Plan
GE HealthCare sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan were $45 million and $32 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 10. INCOME TAXES

Our effective income tax rate was 15.0% and 24.2% for the three months ended March 31, 2025 and 2024, respectively. The tax rate for the three months ended March 31, 2025 is lower than the U.S. statutory rate primarily due to the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities, the remeasurement gain that was recorded due to the NMP acquisition which is not taxable, and research and development (“R&D”) benefits, partially offset by geographic earnings mix, withholding taxes, and state taxes. The tax rate for the three months ended March 31, 2024 is higher than the U.S. statutory rate primarily due to geographic earnings mix, withholding taxes, and state taxes, partially offset by R&D benefits.
The Company is currently being audited in a number of jurisdictions for tax years 2004-2023, including China, France, Germany, India, Japan, Norway, the United Kingdom, and the United States.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET

Changes in Accumulated other comprehensive income (loss) - net by component were as follows.

	For the three months ended March 31, 2025
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2024	$(1,973)	$576	$18	$(1,379)
Other comprehensive income (loss) before reclassifications – net of taxes of $15, $5, and $3	194	(20)	(11)	163
Reclassifications from AOCI – net of taxes(2)(3) of $—, $16, and $—	63	(49)	3	17
Other comprehensive income (loss)	257	(69)	(8)	180
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
March 31, 2025	$(1,717)	$507	$10	$(1,199)

	For the three months ended March 31, 2024
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2023	$(1,706)	$1,033	$(18)	$(691)
Other comprehensive income (loss) before reclassifications – net of taxes of $(7), $(1), and $(4)	(76)	2	15	(58)
Reclassifications from AOCI – net of taxes(2) of $—, $12, and $—	—	(38)	—	(37)
Other comprehensive income (loss)	(76)	(35)	16	(95)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
March 31, 2024	$(1,781)	$997	$(2)	$(787)
(1) The amount of Currency translation adjustments recognized in Other comprehensive income (loss) (“OCI”) during the three months ended March 31, 2025 and 2024 included net gains (losses) relating to net investment hedges, as further discussed in Note 12, “Financial Instruments and Fair Value Measurements.”
(2) Reclassifications from AOCI into earnings for Pension and Other Postretirement Plans are recognized within Non-operating benefit (income) costs, while Cash flow hedges are recognized within Cost of products and Cost of services in our Condensed Consolidated Statements of Income.
(3) Includes net of tax impact of $63 million to Currency translation adjustments and $8 million to Pension and Other Postretirement Plans related to the derecognition of the prior NMP equity method investment. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.

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

Cash Flow Hedges
For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings and to the same financial statement line item impacted by the hedged transaction. As of March 31, 2025, we expect to reclassify $14 million of pre-tax net deferred gains associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the impact on earnings of the related hedged transactions.

The cash flows associated with derivatives designated as cash flow hedges are recorded in All other operating activities – net in the Condensed Consolidated Statements of Cash Flows.

Net Investment Hedges
We use cross-currency interest rate swaps and foreign currency forward contracts in combination with foreign currency option contracts to hedge the foreign currency risk associated with our net investment in foreign operations. As of March 31, 2025, these contracts were designated as hedges of our net investment in foreign operations, primarily in Euro and Chinese Renminbi currencies.

The cash flows associated with derivatives designated as net investment hedges are recorded in All other investing activities – net in the Condensed Consolidated Statements of Cash Flows. Cash flows from the periodic interest settlements on the cross-currency swaps are recorded in All other operating activities – net in the Condensed Consolidated and Statements of Cash Flows.

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

Cash flows for the periodic interest settlements on the interest rate swaps are recorded in All other operating activities – net in the Condensed Consolidated Statements of Cash Flows.

Derivatives Not Designated as Hedging Instruments
We also execute derivative instruments, such as foreign currency forward contracts and equity-linked total return swaps, which are not designated as qualifying hedges. These derivatives serve as economic hedges of foreign currency exchange rate and equity price risks. We also identify and record foreign currency-related features in our purchase or sales contracts where the currency is not the local or functional currency of any substantive party to the contract as embedded derivatives.

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

The cash flows associated with derivatives not designated but used as economic hedges are recorded, based on the nature of the underlying hedged transaction, in All other operating activities – net and All other investing activities – net in the Condensed Consolidated Statements of Cash Flows. The cash flows related to embedded derivatives are included in All other operating activities – net in the Condensed Consolidated Statements of Cash Flows.

The following table presents the gross fair values of our outstanding derivative instruments.

Fair Value of Derivatives	March 31, 2025			December 31, 2024
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency forward contracts	$1,474	$25	$15	$1,210	$43	$11
Derivatives accounted for as cash flow hedges	1,474	25	15	1,210	43	11
Cross-currency swaps(1)	2,075	12	97	1,995	15	46
Foreign currency forward and options contracts	1,760	29	17	1,731	30	18
Derivatives accounted for as net investment hedges	3,835	41	114	3,726	45	64
Interest rate swaps(1)	2,700	17	14	2,700	—	51
Derivatives accounted for as fair value hedges	2,700	17	14	2,700	—	51
Foreign currency forward contracts	4,395	22	14	3,925	11	29
Other derivatives(1) (2)	384	31	2	370	47	—
Derivatives not designated as hedging instruments	4,779	53	16	4,294	57	29
Total derivatives	$12,788	$136	$160	$11,930	$145	$155
(1) As of March 31, 2025, accrued interest is included in the above fair value and is not considered material. As of December 31, 2024, accrued interest is excluded from the above fair value and is not considered material.
(2) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.

The following table presents amounts recorded in Long-term borrowings in the Condensed Consolidated Statements of Financial Position related to cumulative basis adjustment for fair value hedges.

	March 31, 2025		December 31, 2024
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term borrowings designated in fair value hedges	$2,704	$9	$2,644	$(51)

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

As of March 31, 2025 and December 31, 2024, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $55 million and $77 million, respectively.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the three months ended March 31
	2025	2024
Cash flow hedges	$(14)	$20
Net investment hedges(1)	(65)	32
(1) Amounts recognized in OCI for excluded components for the periods presented were immaterial.

The tables below present the gains (losses) on our derivative financial instruments and hedging activity in the Condensed Consolidated Statements of Income.

Derivative Financial Instruments and Hedging Activity	For the three months ended March 31, 2025
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$(2)	$(1)	$—	$—	$—
Effects of cash flow hedges	(2)	(1)	—	—	—
Cross-currency swaps	—	—	—	8	—
Foreign currency forward and options contracts	—	—	—	3	—
Effects of net investment hedges(1)	—	—	—	11	—
Interest rate swaps(2)	—	—	—	57	—
Debt basis adjustment on Long-term borrowings	—	—	—	(61)	—
Effects of fair value hedges	—	—	—	(4)	—
Foreign currency forward contracts	15	4	—	—	(1)
Other derivatives(3)	—	—	(3)	—	(15)
Effects of derivatives not designated as hedging instruments	15	4	(3)	—	(15)

	For the three months ended March 31, 2024
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$(1)	$—	$—	$—	$—
Effects of cash flow hedges	(1)	—	—	—	—
Cross-currency swaps	—	—	—	8	—
Foreign currency forward and option contracts	—	—	—	2	—
Effects of net investment hedges(1)	—	—	—	10	—
Interest rate swaps(2)	—	—	—	(45)	—
Debt basis adjustment on Long-term borrowings	—	—	—	38	—
Effects of fair value hedges	—	—	—	(6)	—
Foreign currency forward contracts	(12)	(3)	—	—	—
Other derivatives(3)	—	—	5	—	20
Effects of derivatives not designated as hedging instruments	(12)	(3)	5	—	20
(1) Changes in fair value related to components other than the spot rate are excluded from effectiveness testing for the three months ended March 31, 2025 and 2024.
(2) Amount includes $(4) million and $(6) million of interest expense on interest rate derivatives for the three months ended March 31, 2025 and 2024, respectively.
(3) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.
(4) Amounts are inclusive of gains (losses) in Other (income) expense – net in the Condensed Consolidated Statements of Income.

FAIR VALUE MEASUREMENTS.

The following table represents assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
	As of March 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$230	$—	$230	$—	$312	$—	$312
Investment securities	27	—	—	27	32	—	—	32
Derivatives	—	136	—	136	—	145	—	145
Liabilities:
Derivatives	—	160	—	160	—	155	—	155
Contingent consideration	—	—	40	40	—	—	34	34
Cash equivalents
As of March 31, 2025 and December 31, 2024, Cash, cash equivalents, and restricted cash of $2,473 million and $2,889 million, respectively, included money market funds of $230 million and $312 million, and other cash equivalents of $1,229 million and $1,573 million, respectively. The carrying values of the other cash equivalents approximates the fair value due to their short maturities and are valued using Level 1 or Level 2 inputs. Refer to Note 16, “Supplemental Financial Information” for further information.
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
Non-recurring fair value measurements
Changes in fair value measurements of assets and liabilities measured at fair value on a non-recurring basis, such as equity method investments, equity investments without readily determinable fair value, financing receivables, and long-lived assets, were not material for the three months ended March 31, 2025 and 2024, with the exception of the gain on fair value measurement of the NMP equity method investment as described in Note 7 “Acquisitions, Goodwill, and Other Intangible Assets.
Fair value of other financial instruments
The estimated fair value of borrowings as of March 31, 2025 and December 31, 2024 was $9,223 million and $9,374 million, respectively, compared to a carrying value (which only includes a reduction for unamortized debt issuance costs and discounts and cumulative basis adjustment) of $8,759 million and $8,951 million, respectively. The fair value of our borrowings includes accrued interest and is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 8, “Borrowings” and Note 16, “Supplemental Financial Information” for further information.

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

	For the three months ended March 31
	2025	2024
Balance at beginning of period	$168	$192
Current-year provisions	59	41
Expenditures	(58)	(55)
Foreign currency exchange and other	2	(2)
Balance at end of period	$171	$175

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

Net expenses for restructuring initiatives committed to by management through March 31, 2025 are included in the table below.

	For the three months ended March 31
	2025	2024
Employee termination costs	$21	$25
Facility and other exit costs	—	8
Asset write-downs	1	7
Total restructuring activities – net	$22	$40
These restructuring initiatives are expected to result in additional expenses of approximately $40 million, to be incurred primarily over the next 12 months, substantially related to employee-related termination benefits and asset write-downs. Restructuring expenses (gains) are recognized within Cost of products, Cost of services, or SG&A, as appropriate, in the Condensed Consolidated Statements of Income.

Liabilities related to restructuring are recognized within Current compensation and benefits, All other current liabilities, Non-current compensation and benefits, and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The activity related to our restructuring liabilities follows.

	Employee termination costs	Facility and other exit costs	Total
Balance at December 31, 2024	$67	$18	$86
Charges	19	1	20
Payments and other adjustments	(14)	(3)	(17)
Balance at March 31, 2025	$73	$16	$89

NOTE 15. EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (“EPS”) is Net income attributable to GE HealthCare. The denominator of basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, restricted stock units, and performance share units is reflected in the denominator for diluted EPS using the treasury stock method.

Earnings Per Share	For the three months ended March 31
(In millions, except per share amounts)	2025	2024
Numerator:
Net income	$588	$388
Net (income) loss attributable to noncontrolling interests	(24)	(14)
Net income attributable to GE HealthCare	564	374
Denominator:
Basic weighted-average shares outstanding	457	456
Dilutive effect of common stock equivalents	2	3
Diluted weighted-average shares outstanding	459	459
Basic earnings per share	$1.23	$0.82
Diluted earnings per share	1.23	0.81
Antidilutive securities(1)	2	4
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$2,454	$2,874
Short-term restricted cash	19	16
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Financial Position	2,473	2,889
Long-term restricted cash(1)	3	3
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Cash Flows	$2,476	$2,893
(1) Long-term restricted cash is recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

INVENTORIES.

	As of
	March 31, 2025	December 31, 2024
Raw materials	$991	$921
Work in process	99	92
Finished goods	1,068	926
Inventories	$2,158	$1,939

Certain inventory items are long-term in nature and therefore have been recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position and are not reflected in the table above. See the supplemental table “All Other Non-Current Assets” for further information.

PROPERTY, PLANT, AND EQUIPMENT – NET.

	As of
	March 31, 2025	December 31, 2024
Land and improvements	$146	$66
Buildings, structures, and related equipment	2,107	1,943
Machinery and equipment	2,905	2,705
Leasehold improvements and manufacturing plants under construction	503	553
Total property, plant, and equipment, at original cost	5,661	5,267
Accumulated depreciation	(3,179)	(3,080)
Right-of-use operating lease assets, net of amortization	369	364
Property, plant, and equipment – net	$2,851	$2,550

ALL OTHER ASSETS AND ALL OTHER LIABILITIES.

All Other Current Assets	As of
	March 31, 2025	December 31, 2024
Prepaid expenses and deferred costs	$249	$188
Financing receivables – net	90	90
Derivative instruments(1)	100	123
Tax receivables	116	115
Other(2)	46	16
All other current assets	$601	$532

All Other Non-Current Assets	As of
	March 31, 2025	December 31, 2024
Prepaid pension asset	$723	$657
Equity method and other investments	235	373
Financing receivables – net	186	183
Long-term receivables – net	161	142
Inventories	143	139
Contract and other deferred assets	213	208
Capitalized cloud computing arrangement implementation costs	113	84
Other(3)	152	164
All other non-current assets	$1,926	$1,950

All Other Current Liabilities	As of
	March 31, 2025	December 31, 2024
Sales allowances and related liabilities	$221	$242
Income and indirect tax liabilities including uncertain tax positions	286	279
Product warranties	171	168
Accrued freight and utilities	154	163
Operating lease liabilities	119	115
Derivative instruments(1)	120	90
Interest payable on borrowings	141	92
Environmental and asset retirement obligations	17	17
Other(4)	355	386
All other current liabilities	$1,583	$1,552

All Other Non-Current Liabilities	As of
	March 31, 2025	December 31, 2024
Contract liabilities	$724	$686
Operating lease liabilities	266	270
Environmental and asset retirement obligations	395	291
Income and indirect tax liabilities including uncertain tax positions	170	237
Derivative instruments(1)	39	64
Finance lease obligations	40	40
Sales allowances and related liabilities	24	23
Other(5)	182	184
All other non-current liabilities	$1,840	$1,796
(1) Derivative instruments include the related accrued interest. Refer to Note 12, “Financial Instruments and Fair Value Measurements” for further information.
(2) Current assets Other primarily represents indemnity assets associated with separation agreements with GE as of March 31, 2025.
(3) Non-current assets Other primarily consists of indemnity assets associated with separation agreements with GE, derivative instruments, and tax receivables.
(4) Current liabilities Other primarily consists of miscellaneous accrued costs, contingent consideration liabilities, and dividends payable to stockholders.
(5) Non-current liabilities Other primarily consists of miscellaneous accrued costs, indemnity liabilities associated with separation agreements with GE, and contingent consideration liabilities.

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

Included within Accounts payable in the Condensed Consolidated Statements of Financial Position as of March 31, 2025 and December 31, 2024 were $364 million and $394 million, respectively, of confirmed supplier invoices that are outstanding and subject to third-party programs.

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

Activity attributable to redeemable noncontrolling interests is presented below.

	For the three months ended March 31
	2025	2024
Balance at beginning of period	$188	$165
Net income attributable to redeemable noncontrolling interests	24	11
Balance at end of period	$211	$177

OTHER INCOME (EXPENSE) – NET.

	For the three months ended March 31
	2025	2024
Net financing income and investment income (loss)	$(1)	$(16)
Equity method income (loss)	3	1
Change in fair value of assumed obligations	(8)	(8)
Gain on remeasurement of NMP equity method investment(1)	97	—
Other items, net(2)	8	14
Total other income (expense) – net	$99	$(8)
(1) Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.
(2) Other items, net primarily consists of licensing and royalty income, lease income, change in tax indemnities, and gains and losses related to derivatives. Additionally, for the three months ended March 31, 2025 it includes a realization of a gain contingency.

NOTE 17. SUBSEQUENT EVENTS

On April 30, 2025, our Board of Directors authorized a share repurchase program for up to $1,000 million of our common stock. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or in such other manner as determined by GE HealthCare. The repurchase program does not have an expiration date, does not obligate GE HealthCare to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company's discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial results should be read in conjunction with the condensed consolidated financial statements and corresponding notes (the “financial statements”) included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provide information management believes to be relevant to understanding the financial results of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) for the three months ended March 31, 2025 and 2024. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances; see “Forward-Looking Statements.” Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Effective July 1, 2024, Image Guided Therapies, previously part of the Imaging segment, was realigned to the Ultrasound segment. The Ultrasound segment was subsequently renamed Advanced Visualization Solutions (“AVS”). Following this realignment, the Company continues to have four reportable segments: Imaging, Advanced Visualization Solutions, Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”). These segments have been identified based on the nature of the products sold and how the Company manages its operations. Historical segment financial information presented within this report has been recast to conform to the new reportable segments structure. For additional information on our segments, refer to Note 3, “Segment Information.”

TRENDS AND FACTORS IMPACTING OUR PERFORMANCE

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and particularly in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Global Trade and Macroeconomic Environment
In February 2025, the U.S. imposed new tariffs on products from China; in March 2025, those tariffs on Chinese products were increased and new tariffs were imposed on products imported from Mexico and Canada. These tariffs were in effect for less than a full quarter, and thus did not significantly impact our results for the three months ended March 31, 2025.

In addition to the tariffs announced during the three months ended March 31, 2025, in April 2025, the U.S. announced additional new tariffs on imports from all countries in the world (except Mexico and Canada). China responded by announcing tariffs on U.S. imports, and subsequently both the U.S. and China announced additional tariffs. If maintained at current levels, we expect the U.S. and Chinese tariffs on imports from each other, as well as the U.S. baseline tariff on other countries (currently at 10% but subject to revision in July 2025), and the tariffs announced during the three months ended March 31, 2025, will materially impact our financial results through the incurrence of additional costs. Additional tariffs or other trade restrictions by the U.S. or other countries where we do significant business, or other restrictions on specific industries, such as pharmaceuticals, could further materially impact our results in the future. While we are taking actions to mitigate the impact of tariffs, it is highly unlikely that we will be able to fully offset the additional costs or other negative impacts resulting from the tariffs.

We continue to monitor the global markets in which we operate for changes in customer behavior, changes in government spending and reimbursement, and indirect impacts from the tariffs. Should these factors dampen economic growth, slow global trade, or impact inflation, we could see adverse impacts to our business as our customers adapt to the change in economic environment. We continue to monitor potential impacts on purchasing decisions by both public and private customers in China and other markets as result of the current trade environment, as well as other actions related to tariffs and trade frictions, investigations, or activities that could similarly increase our costs or otherwise impact our business. In addition, if negative sentiment towards U.S. companies influences the purchasing decisions of global customers, our business could be impacted materially.

China Market
We continue to monitor developments in the market in China. In March 2024, the government in China announced a new stimulus program (“2024 stimulus”) that includes the healthcare sector and is being implemented through China’s provinces. In addition, the focus of the government in China on combating corruption in the healthcare sector remains ongoing, and we expect it to remain a focus in the future. These factors contributed to delayed orders and revenues in our China business throughout 2024 and the first quarter of 2025. We expect the 2024 stimulus program will result in opportunities for our business in China in the longer term, but it has had short-term impacts as provinces develop and announce their plans and customers begin to make purchasing decisions. We expect these factors to continue to impact our orders and revenues in the near term, although we are unable to predict the exact duration or magnitude of the impact. We expect both of these impacts to be temporary, and we believe the focus of government policy in China on expanding access to healthcare will benefit our business in China in the long term.

Russia and Ukraine Conflict
We had $143 million and $162 million of assets in, or directly related to, Russia and Ukraine as of March 31, 2025 and December 31, 2024, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $64 million and $77 million from customers in these two countries for the three months ended March 31, 2025 and 2024, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. Under the current U.S. Department of Commerce regulations, we are permitted to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which has eliminated the need for us to obtain individual U.S. licenses in most cases; however, licenses still may be needed for some transactions. The European Union and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. The implementation of these measures affected our ability to supply customers in Russia during the three months ended March 31, 2025 and 2024 and will continue to do so as we confirm applicability of the U.S. License Exception to our transactions and continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we applied, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. The Board, together with management, will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.
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

____________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented.

Condensed Consolidated Statements of Income (Unaudited)	For the three months ended March 31
	2025	2024
Sales of products	$3,117	$3,045
Sales of services	1,660	1,605
Total revenues	4,777	4,650
Cost of products	1,963	1,967
Cost of services	802	782
Gross profit	2,012	1,902
Selling, general, and administrative	1,040	1,038
Research and development	344	324
Total operating expenses	1,383	1,362
Operating income	629	540
Interest and other financial charges – net	110	122
Non-operating benefit (income) costs	(74)	(102)
Other (income) expense – net	(99)	8
Income before income taxes	692	512
Benefit (provision) for income taxes	(104)	(124)
Net income	588	388
Net (income) loss attributable to noncontrolling interests	(24)	(14)
Net income attributable to GE HealthCare	$564	$374

TOTAL REVENUES.

Revenues by Segment	For the three months ended March 31
	2025	2024	% change	% organic* change
Segment revenues
Imaging	$2,140	$2,062	4%	5%
AVS	1,239	1,227	1%	3%
PCS	753	747	1%	2%
PDx	632	599	6%	8%
Other(1)	13	15
Total revenues	$4,777	$4,650	3%	4%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services which does not meet the definition of an operating segment.

Revenues by Region	For the three months ended March 31
	2025	2024	% change
United States and Canada (“USCAN”)	$2,237	$2,093	7%
Europe, the Middle East, and Africa (“EMEA”)	1,174	1,174	—%
China region	593	597	(1)%
Rest of World	773	785	(2)%
Total revenues	$4,777	$4,650	3%

For the three months ended March 31, 2025
Total revenues were $4,777 million, growing 3% as reported and 4% organically*. Sales of products increased 2% or $71 million with strong growth in USCAN, led by PDx and Imaging segment revenues. Sales of services increased 3% or $56 million primarily driven by growth in new and existing customer contractual agreements.

____________________
*Non-GAAP Financial Measure

The segment revenues were as follows:

•Imaging segment revenues were $2,140 million, growing 4% or $77 million, with growth across all regions, led by Molecular Imaging and Computed Tomography (“MI/CT”) and Magnetic Resonance (“MR”) product lines;
•AVS segment revenues were $1,239 million, growing 1% or $12 million, with strength in the U.S. market largely offset by unfavorable foreign currency impacts and continued pressure in the China market.
•PCS segment revenues were $753 million, growing 1% or $6 million, driven by strength in the U.S., including growth in Monitoring Solutions, largely offset by declines in Anesthesia revenues due to market timing and unfavorable foreign currency impacts; and
•PDx segment revenues were $632 million, growing 6% or $33 million driven by continued growth in price and volume.

The regional revenues were as follows:

•USCAN revenues were $2,237 million, growing 7% or $143 million with growth across all segment revenues, led by strong growth in PDx and Imaging revenues;
•EMEA revenues were $1,174 million, flat to the prior year, with growth in PDx and Imaging revenues offset by unfavorable foreign currency impacts;
•China region revenues were $593 million, decreasing 1% or $4 million due to a decrease in AVS revenues and unfavorable foreign currency impacts, largely offset by growth in PDx and Imaging revenues; and
•Rest of World revenues were $773 million, decreasing 2% or $12 million due to unfavorable foreign currency impacts, partially offset by growth in Imaging revenues.

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the three months ended March 31
	2025	% of Total revenues	2024	% of Total revenues	% change
Operating income	$629	13.2%	$540	11.6%	17%
Net income attributable to GE HealthCare	564	11.8%	374	8.0%	51%
Adjusted EBIT*	715	15.0%	681	14.7%	5%
Adjusted net income*	464	9.7%	413	8.9%	12%

For the three months ended March 31, 2025

Operating income was $629 million, an increase of $89 million and 160 basis points as a percent of Total revenues. The increase was due to the following factors:

•Gross profit increased $111 million or 120 basis points as a percent of Total revenues primarily due to a reduction in Cost of products sold as a percent of Total revenues. Cost of products sold decreased $4 million or 160 basis points as a percent of Sales of products. The decrease as a percent of sales was driven primarily by cost productivity, partially offset by unfavorable mix within our product offerings and cost inflation. Cost of services sold increased $20 million but decreased 40 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by cost productivity and an increase in pricing of our service offerings, partially offset by unfavorable mix within our service offerings. Included in our total cost of revenue as part of our product investment was $96 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $101 million for the prior year comparable period; and
•Total operating expenses increased $21 million primarily due to an increase in Research and Development (“R&D”) investments of $20 million and an increase in Selling, general, and administrative (“SG&A”) expense of $2 million primarily driven by increased investment in our commercial teams, largely offset by a decrease in Spin-Off and separation costs. As a result, SG&A as a percentage of Total revenues decreased by 60 basis points and R&D as a percentage of Total revenues increased by 20 basis points.

____________________
*Non-GAAP Financial Measure

Net income attributable to GE HealthCare and Net income margin were $564 million and 11.8%, an increase of $190 million and 380 basis points, respectively, primarily due to the following factors:

•Operating income increased $89 million, as discussed above;
•Interest and other financial charges – net decreased $12 million primarily driven by repayments made on the Term Loan Facility;
•Non-operating benefit income decreased $28 million primarily due to lower expected returns on plan assets;
•Other income – net increased $107 million primarily driven by the remeasurement of the Company’s 50% interest in Nihon Medi-Physics Co., Ltd (“NMP”) based on the cash consideration exchanged for acquiring the remaining 50% equity interest. For additional detail on the NMP acquisition, refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets”; and
•Provision for income taxes decreased $20 million primarily due to the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $715 million and 15.0%, an increase of $33 million and 30 basis points, respectively, primarily due to an increase in Gross profit, partially offset by an increase in operating expenses.

Adjusted net income* was $464 million, an increase of $51 million primarily due to the increase in Gross profit and lower Interest and other financial charges – net, partially offset by an increase in operating expenses.

RESULTS OF OPERATIONS – SEGMENTS

We exclude from Segment EBIT certain corporate-related expenses and certain transactions or adjustments that our Chief Operating Decision Maker (which is our Chief Executive Officer) considers to be non-operational, such as Interest and other financial charges – net, Benefit (provision) for income taxes, restructuring costs, acquisition and disposition-related benefits (charges), Spin-Off and separation costs, Non-operating benefit (income) costs, gain (loss) on business and asset dispositions, amortization of acquisition-related intangible assets, Net (income) loss attributable to noncontrolling interests, Income (loss) from discontinued operations, net of taxes, and investment revaluation gain (loss). See Note 3, “Segment Information” for additional information on our reportable segments, and “Results of Operations” above for discussion on segment revenue performance.

Segment EBIT	For the three months ended March 31
	2025	% of segment revenues	2024	% of segment revenues	% change
Imaging	$199	9.3%	$166	8.0%	20%
AVS	261	21.1%	257	20.9%	2%
PCS	48	6.4%	81	10.9%	(41)%
PDx	205	32.4%	178	29.7%	15%

For the three months ended March 31, 2025

•Imaging Segment EBIT was $199 million, an increase of $33 million due to cost productivity, growth in sales volume, and an increase in price, partially offset by unfavorable mix and increased investment;
•AVS Segment EBIT was $261 million, an increase of $4 million due to growth in sales volume and cost productivity largely offset by cost inflation;
•PCS Segment EBIT was $48 million, a decrease of $33 million due to increased investment, cost inflation, and unfavorable mix; and
•PDx Segment EBIT was $205 million, an increase of $27 million due to an increase in price and growth in sales volume, partially offset by increased investment.

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

Organic Revenue*	For the three months ended March 31
	2025	2024	% change
Imaging revenues	$2,140	$2,062	4%
Less: Acquisitions(1)	14	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(38)	—
Imaging Organic revenue*	$2,165	$2,062	5%
AVS revenues	$1,239	$1,227	1%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(19)	—
AVS Organic revenue*	$1,258	$1,227	3%
PCS revenues	$753	$747	1%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(7)	—
PCS Organic revenue*	$760	$747	2%
PDx revenues	$632	$599	6%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(14)	—
PDx Organic revenue*	$646	$599	8%
Other revenues	$13	$15	(11)%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	—	—
Other Organic revenue*	$13	$15	(10)%
Total revenues	$4,777	$4,650	3%
Less: Acquisitions(1)	14	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	(78)	—
Organic revenue*	$4,842	$4,650	4%

(1)	Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction.
(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

____________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the three months ended March 31
	2025	2024	% change
Net income attributable to GE HealthCare	$564	$374	51%
Add: Interest and other financial charges – net	110	122
Add: Non-operating benefit (income) costs	(74)	(102)
Less: Benefit (provision) for income taxes	(104)	(124)
Less: Net (income) loss attributable to noncontrolling interests	(24)	(14)
EBIT*	$728	$531	37%
Add: Restructuring costs(1)	22	40
Add: Acquisition and disposition-related charges (benefits)(2)	8	—
Add: Spin-Off and separation costs(3)	24	60
Add: (Gain) loss on business and asset dispositions(4)	(10)	—
Add: Amortization of acquisition-related intangible assets	35	31
Add: Investment revaluation (gain) loss(5)	(92)	20
Adjusted EBIT*	$715	$681	5%
Net income margin	11.8%	8.0%	380 bps
Adjusted EBIT margin*	15.0%	14.7%	30 bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
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

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments and for the three months ended March 31, 2025 includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

Adjusted Net Income*	For the three months ended March 31
	2025	2024	% change
Net income attributable to GE HealthCare	$564	$374	51%
Add: Non-operating benefit (income) costs	(74)	(102)
Add: Restructuring costs(1)	22	40
Add: Acquisition and disposition-related charges (benefits)(2)	8	—
Add: Spin-Off and separation costs(3)	29	60
Add: (Gain) loss on business and asset dispositions(4)	(10)	—
Add: Amortization of acquisition-related intangible assets	35	31
Add: Investment revaluation (gain) loss(5)	(92)	20
Add: Tax effect of reconciling items(6)	—	(14)
Add: Spin-Off and other tax adjustments(7)	(17)	5
Adjusted net income*	$464	$413	12%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. An adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.
(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments and for the three months ended March 31, 2025 includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.
(6)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(7)
Consists of certain income tax adjustments, including the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities, discrete tax impacts resulting from the Spin-Off and separation from GE, and tax impacts of the NMP acquisition. As of the third quarter of 2024 this line additionally includes discrete tax impacts resulting from the Spin-Off and separation from GE previously reported under Tax effect of reconciling items.

____________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the three months ended March 31
(In dollars, except shares outstanding presented in millions)	2025	2024	$ change
Diluted earnings per share	$1.23	$0.81	$0.41
Add: Non-operating benefit (income) costs	(0.16)	(0.22)
Add: Restructuring costs(1)	0.05	0.09
Add: Acquisition and disposition-related charges (benefits)(2)	0.02	—
Add: Spin-Off and separation costs(3)	0.06	0.13
Add: (Gain) loss on business and asset dispositions(4)	(0.02)	—
Add: Amortization of acquisition-related intangible assets	0.08	0.07
Add: Investment revaluation (gain) loss(5)	(0.20)	0.04
Add: Tax effect of reconciling items(6)	—	(0.03)
Add: Spin-Off and other tax adjustments(7)	(0.04)	0.01
Adjusted earnings per share*	$1.01	$0.90	$0.11
Diluted weighted-average shares outstanding	459	459

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. An adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.
(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the three months ended March 31, 2025 includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

(6)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(7)
Consists of certain income tax adjustments, including the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities, discrete tax impacts resulting from the Spin-Off and separation from GE, and tax impacts of the NMP acquisition. As of the third quarter of 2024 this line additionally includes discrete tax impacts resulting from the Spin-Off and separation from GE previously reported under Tax effect of reconciling items.

Adjusted Tax Expense* and Adjusted ETR*	For the three months ended March 31
	2025	2024
Benefit (provision) for income taxes	$(104)	$(124)
Add: Tax effect of reconciling items(1)	—	(14)
Add: Spin-Off and other tax adjustments(2)	(17)	5
Adjusted tax expense*	$(121)	$(133)
Effective tax rate	15.0%	24.2%
Adjusted effective tax rate*	20.1%	23.7%

(1)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(2)
Consists of certain income tax adjustments, including the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities, discrete tax impacts resulting from the Spin-Off and separation from GE, and tax impacts of the NMP acquisition. As of the third quarter of 2024 this line additionally includes discrete tax impacts resulting from the Spin-Off and separation from GE previously reported under Tax effect of reconciling items.

____________________
*Non-GAAP Financial Measure

Free Cash Flow*	For the three months ended March 31
	2025	2024	% change
Cash from (used for) operating activities	$250	$419	(40)%
Add: Additions to PP&E and internal-use software	(152)	(145)
Add: Dispositions of PP&E	—	—
Free cash flow*	$98	$274	(64)%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, our Cash, cash equivalents, and restricted cash balance in the Condensed Consolidated Statements of Financial Position was $2,473 million. We have historically generated positive cash flows from operating activities. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 8, “Borrowings.”

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the three months ended March 31
	2025	2024
Cash from (used for) operating activities	$250	$419
Cash from (used for) investing activities	(407)	(188)
Cash from (used for) financing activities	(286)	(153)
Free cash flow*	98	274

Operating Activities
Cash generated from operating activities in the three months ended March 31, 2025 was $250 million and included Net income of $588 million, adjusted for non-cash items including depreciation and amortization expense of $136 million and gain on remeasurement of NMP equity method investment of $97 million, and $377 million in net outflows from changes in assets and liabilities. The changes in assets and liabilities are primarily driven by compensation and benefit payments, an increase in inventories to meet business demand, and company-funded benefit payments for postretirement benefit plans, partially offset off by an increase in accounts payable.

Cash generated from operating activities for the three months ended March 31, 2025 decreased by $169 million compared to the same period in 2024, primarily due to timing of employee compensation payments, with the majority of annual payments shifted from the second quarter to the first quarter of 2025, and inventory build.

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

Investing Activities
Cash used for investing activities in the three months ended March 31, 2025 was $407 million and primarily included purchases of businesses, net of cash acquired, of $269 million related to the acquisition of the remaining 50% interest in NMP and additions to PP&E of $152 million related mostly to new product introductions and manufacturing capacity expansion. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.

Cash used for investing activities in the three months ended March 31, 2024 was $188 million and primarily included additions to PP&E of $145 million related mostly to manufacturing capacity expansion and new product introductions.

Financing Activities
Cash used for financing activities in the three months ended March 31, 2025 was $286 million and primarily included a repayment of $250 million of our outstanding Term Loan Facility. Refer to Note 8, “Borrowings” for further information.

Cash used for financing activities in the three months ended March 31, 2024 was $153 million and primarily included a repayment of $150 million of our outstanding Term Loan Facility.

____________________
*Non-GAAP Financial Measure

Free cash flow*
Free cash flow* was $98 million for the three months ended March 31, 2025 and primarily included $250 million of cash generated from operating activities, partially offset by $152 million of cash used for additions to PP&E.

Free cash flow* was $274 million for the three months ended March 31, 2024 and primarily included $419 million of cash generated from operating activities, partially offset by $145 million of cash used for additions to PP&E.

Capital Expenditures
Cash used for capital expenditures was $152 million and $145 million for the three months ended March 31, 2025 and 2024, respectively. Capital expenditures were primarily for manufacturing capacity expansion, new product introductions, and equipment and tooling for new and existing products.

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease, debt, and other commitments are provided in Note 7, “Leases,” Note 9, “Borrowings,” and Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” to the consolidated and combined financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We have material cash requirements related to our pension obligations as described in Note 9, “Postretirement Benefit Plans.”

Share Repurchase Program
On April 30, 2025, our Board of Directors authorized a share repurchase program for up to $1,000 million of our common stock. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or in such other manner as determined by GE HealthCare. The repurchase program does not have an expiration date, does not obligate GE HealthCare to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company's discretion.

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt is supported by cash flows from our operations. Additional information on our debt and credit facilities, including definitions of the terms used below, is included in Note 8, “Borrowings.” As of March 31, 2025, we had $8,759 million of total debt compared to $8,951 million as of December 31, 2024. The decrease in debt was due primarily to a repayment of $250 million of the outstanding Term Loan Facility in the first quarter of 2025.

The weighted average interest rate for the Notes and our Credit Facilities for the three months ended March 31, 2025 was 5.93%.

In addition to the Term Loan Facility, our credit facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $3,000 million expiring in March 2030, and a 364-day senior unsecured revolving facility that provides borrowings of up to $500 million expiring in March 2026. As of March 31, 2025, there were no outstanding borrowings on either of the two revolving facilities.

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens securing debt, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted leverage ratio. As of March 31, 2025, we were in compliance with the covenant requirements, including the maximum consolidated net leverage ratio.

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

Our credit ratings as of April 23, 2025 are set forth in the table below and remain unchanged since the Spin-Off.

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

____________________
*Non-GAAP Financial Measure

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from changes in foreign currency exchange rates, interest rates, commodity prices, and equity prices, which may impact future income, cash flows, and fair value of our business. There have been no material changes in our exposure to market risk from those disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS.

All internal control systems have inherent limitations; as such, they may not prevent or detect all misstatements or all fraud. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that the current control structure may become inadequate for changes in conditions or the degree of compliance with the policies may deteriorate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on material pending legal proceedings is incorporated herein by reference to the information set forth in Note 13, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
10.1
Credit Agreement, dated as of March 27, 2025, among the Registrant, as the borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2025).

10.2
364-Day Revolving Credit Agreement, dated as of March 27, 2025, among the Registrant, as the borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2025).

10.3	Employment contract with Roland Rott, dated as of June 30, 2024.†
10.4	2025 GE HealthCare Restricted Stock Unit Grant Agreement.
10.5	2025 GE HealthCare Stock Option Grant Agreement.
10.6	2025 GE HealthCare Performance Stock Unit Grant Agreement.
10.7	2025 GE HealthCare New Hire Restricted Stock Unit Grant Agreement.
10.8	2025 Global Addendum.
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
101
The following materials from GE HealthCare Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language); (1) Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (2) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024; (3) Condensed Consolidated Statements of Financial Position as of March 31, 2025 and December 31, 2024; (4) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024; (5) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†
Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) or Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE HealthCare Technologies Inc.
(Registrant)

April 30, 2025	/s/ George A. Newcomb
Date	George A. Newcomb, Controller & Chief Accounting Officer (authorized signatory)