Form 10-Q
period 2025-06-30
GE HealthCare Technologies Inc.
filed 2025-07-30
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 456,562,037 shares of common stock with a par value of $0.01 per share outstanding as of July 23, 2025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business, financial performance, financial condition, and results of operations, including revenue, revenue growth, profit, taxes, earnings per share, and cash flows; the impacts of macroeconomic and market conditions, including the impact of tariffs and other trade restrictions, and volatility on our business, operations, financial results, and financial position and on supply chains and the world economy; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management; the Russia and Ukraine conflict; share repurchases; and risks related to foreign currency exchange, interest rates, and commodity price volatility. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; global geopolitical and economic instability, including as a result of changes in trade and tariff policy, and international conflicts and tensions, including between Ukraine and Russia and in the Middle East; public health crises, epidemics, and pandemics, and their effects on our business; changes in third-party and government reimbursement processes, rates, and contractual relationships, including related to government shutdowns, and changes in the mix of public and private payers; demand for our products, services, or solutions and factors that affect that demand; developments in the market in China; our ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; our ability to successfully complete strategic transactions; the impacts related to our increasing focus on and investment in cloud, edge computing, artificial intelligence (“AI”), and software offerings; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; the impact of potential information technology, cybersecurity, or data security breaches; maintenance and protection of our intellectual property rights, as well as maintenance of successful research and development efforts with respect to commercially successful products and technologies; our ability to attract and/or retain key personnel and qualified employees; environmental, social, and governance matters; compliance with the various legal, regulatory, tax, privacy, and other laws to which we are subject, such as the Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws globally, and related changes, claims, inquiries, investigations, or actions; the impact of potential product liability claims; and our level of indebtedness, as well as our general ability to comply with covenants under our debt instruments, and any related effect on our business. Please also see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the United States Securities and Exchange Commission (“SEC”) and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income (Unaudited)
	For the three months ended June 30		For the six months ended June 30
(In millions, except per share amounts)	2025	2024	2025	2024
Sales of products	$3,263	$3,207	$6,380	$6,253
Sales of services	1,743	1,632	3,404	3,237
Total revenues	5,007	4,839	9,784	9,489
Cost of products	2,160	2,045	4,122	4,012
Cost of services	863	792	1,665	1,574
Gross profit	1,985	2,002	3,997	3,904
Selling, general, and administrative	1,029	1,067	2,069	2,105
Research and development	302	327	646	651
Total operating expenses	1,331	1,395	2,714	2,756
Operating income	654	608	1,283	1,148
Interest and other financial charges – net	113	131	224	254
Non-operating benefit (income) costs	(73)	(101)	(148)	(204)
Other (income) expense – net	1	(1)	(98)	8
Income before income taxes	613	578	1,304	1,090
Benefit (provision) for income taxes	(113)	(143)	(216)	(267)
Net income	500	435	1,088	823
Net (income) loss attributable to noncontrolling interests	(14)	(7)	(39)	(21)
Net income attributable to GE HealthCare	$486	$428	$1,049	$802

Earnings per share attributable to GE HealthCare:
Basic	$1.06	$0.94	$2.30	$1.76
Diluted	1.06	0.93	2.29	1.75
Weighted-average number of shares outstanding:
Basic	457	457	457	456
Diluted	458	459	459	459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	For the three months ended June 30		For the six months ended June 30
(In millions, net of tax)	2025	2024	2025	2024
Net income attributable to GE HealthCare	$486	$428	$1,049	$802
Net income (loss) attributable to noncontrolling interests	14	7	39	21
Net income	500	435	1,088	823
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	221	(30)	478	(106)
Pension and Other Postretirement Plans – net of taxes	(79)	(36)	(148)	(71)
Cash flow hedges – net of taxes	(33)	8	(41)	24
Other comprehensive income (loss)	108	(58)	288	(154)
Comprehensive income (loss)	608	377	1,376	669
Less: Comprehensive income (loss) attributable to noncontrolling interests	14	7	39	21
Comprehensive income attributable to GE HealthCare	$594	$370	$1,338	$648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
	As of
(In millions, except share and per share amounts)	June 30, 2025	December 31, 2024
Cash, cash equivalents, and restricted cash	$3,763	$2,889
Receivables – net of allowances of $107 and $103	3,562	3,566
Inventories	2,283	1,939
Contract and other deferred assets	1,062	974
All other current assets	638	532
Current assets	11,308	9,901
Property, plant, and equipment – net	2,962	2,550
Goodwill	13,417	13,136
Other intangible assets – net	1,220	1,078
Deferred income taxes	4,517	4,474
All other non-current assets	2,076	1,950
Total assets	$35,500	$33,089
Short-term borrowings	$2,005	$1,502
Accounts payable	2,975	3,035
Contract liabilities	1,979	1,943
Current compensation and benefits	1,364	1,521
All other current liabilities	1,426	1,552
Current liabilities	9,748	9,553
Long-term borrowings	8,270	7,449
Non-current compensation and benefits	5,351	5,583
Deferred income taxes	173	56
All other non-current liabilities	2,005	1,796
Total liabilities	25,548	24,437
Commitments and contingencies
Redeemable noncontrolling interests	220	188
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 458,275,427 shares issued as of June 30, 2025; 457,246,971 shares issued as of December 31, 2024	5	5
Treasury stock, at cost, 1,718,413 shares as of June 30, 2025 and 291,053 shares as of December 31, 2024	(125)	(25)
Additional paid-in capital	6,628	6,583
Retained earnings	4,295	3,262
Accumulated other comprehensive income (loss) – net	(1,090)	(1,379)
Total equity attributable to GE HealthCare	9,712	8,446
Noncontrolling interests	21	18
Total equity	9,733	8,464
Total liabilities, redeemable noncontrolling interests, and equity	$35,500	$33,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of March 31, 2025	458	$5	—	$(25)	$6,597	$3,810	$(1,199)	$20	$9,207
Issuance of shares under equity awards, net of shares withheld for taxes and other	—	—	—	—	(3)	—	—	—	(3)
Repurchase of common stock	—	—	1	(100)	—	—	—	—	(100)
Net income attributable to GE HealthCare	—	—	—	—	—	486	—	—	486
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	109	—	109
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Share-based compensation	—	—	—	—	34	—	—	—	34
Balances as of June 30, 2025	458	$5	2	$(125)	$6,628	$4,295	$(1,090)	$21	$9,733

	Common stock
(In millions, except per share amounts)	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of March 31, 2024	456	$5	$6,504	$1,687	$(787)	$14	$7,423
Issuance of shares under equity awards, net of shares withheld for taxes and other	—	—	—	—	—	—	—
Net income attributable to GE HealthCare	—	—	—	428	—	—	428
Dividends declared ($0.03 per common share)	—	—	—	(14)	—	—	(14)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	(58)	—	(58)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	2	2
Share-based compensation	—	—	36	—	—	—	36
Balances as of June 30, 2024	457	$5	$6,540	$2,101	$(845)	$16	$7,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2024	457	$5	—	$(25)	$6,583	$3,262	$(1,379)	$18	$8,464
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	—	—	(11)	—	—	—	(11)
Repurchase of common stock	—	—	1	(100)	—	—	—	—	(100)
Net income attributable to GE HealthCare	—	—	—	—	—	1,049	—	—	1,049
Dividends declared ($0.035 per common share)	—	—	—	—	—	(16)	—	—	(16)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	288	—	288
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Share-based compensation	—	—	—	—	56	—	—	—	56
Balances as of June 30, 2025	458	$5	2	$(125)	$6,628	$4,295	$(1,090)	$21	$9,733

	Common stock
(In millions, except per share amounts)	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2023	455	$5	$6,493	$1,326	$(691)	$12	$7,145
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	(24)	—	—	—	(24)
Net income attributable to GE HealthCare	—	—	—	802	—	—	802
Dividends declared ($0.06 per common share)	—	—	—	(28)	—	—	(28)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	(154)	—	(154)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	4	4
Share-based compensation	—	—	70	—	—	—	70
Balances as of June 30, 2024	457	$5	$6,540	$2,101	$(845)	$16	$7,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the six months ended June 30
(In millions)	2025	2024
Net income	$1,088	$823
Adjustments to reconcile Net income to Cash from (used for) operating activities
Depreciation of property, plant, and equipment	138	137
Amortization of intangible assets	146	160
Gain on remeasurement of Nihon Medi-Physics equity method investment	(97)	—
Net periodic postretirement benefit plan (income) expense	(138)	(180)
Postretirement plan contributions	(182)	(170)
Share-based compensation	56	70
Provision for income taxes	216	267
Cash paid during the year for income taxes	(270)	(287)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	185	126
Inventories	(188)	(116)
Contract and other deferred assets	(48)	12
Accounts payable	(113)	(97)
Contract liabilities	(23)	(20)
Current compensation and benefits	(207)	(266)
All other operating activities – net	(218)	(161)
Cash from (used for) operating activities	344	300
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(238)	(209)
Purchases of businesses, net of cash acquired	(279)	(259)
Purchases of investments	(28)	(30)
All other investing activities – net	(84)	(39)
Cash from (used for) investing activities	(630)	(537)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	1	—
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	1,493	1
Repayments and other reductions (maturities longer than 90 days)	(261)	(156)
Dividends paid to stockholders	(32)	(28)
Repurchase of common stock	(100)	—
Proceeds from stock issued under employee benefit plans	21	24
Taxes paid related to net share settlement of equity awards	(33)	(48)
All other financing activities – net	(15)	(4)
Cash from (used for) financing activities	1,075	(210)
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	84	(41)
Increase (decrease) in cash, cash equivalents, and restricted cash	873	(488)
Cash, cash equivalents, and restricted cash at beginning of year	2,893	2,506
Cash, cash equivalents, and restricted cash at end of period	$3,766	$2,018

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(260)	$(274)
Non-cash investing activities
Acquired but unpaid property, plant, and equipment	$90	$76
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

The condensed consolidated financial statements (the “financial statements”) of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Operating results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The December 31, 2024 period presented on the Condensed Consolidated Statement of Financial Position was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Tables throughout this document are presented in millions of U.S. dollars unless otherwise stated and certain columns and rows may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts.

The financial statements and notes should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

On January 3, 2023, General Electric Company, which now operates as GE Aerospace (“GE”), completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). Following this transaction, GE continues to be considered a related party due to the nature of our relationship and board member affiliation. Net costs incurred with GE were not significant for the six months ended June 30, 2025.

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation. On the Condensed Consolidated Statements of Cash Flows, new line items were added and amounts were reclassified accordingly for the following items: amounts related to purchases of investments previously reported within All other investing activities – net and amounts related to equity award activity previously reported within All other financing activities – net. Additionally, amounts due from related parties and due to related parties which were previously shown on separate lines on the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Financial Position were reclassified to Receivables, All other current assets, Accounts Payable, All other current liabilities, and All other operating activities - net as applicable.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

We evaluate Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not included in our disclosures were assessed and determined to either be not applicable or are not expected to have a material impact on our financial statements.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. We expect the adoption to impact disclosures in our notes to the financial statements.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 addresses investor requests for more transparency about expense information through the disaggregation of relevant expense captions in the notes to the financial statements. The provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We expect the adoption to impact disclosures in our notes to the financial statements.

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

	As of
	June 30, 2025	December 31, 2024
Contract assets	$669	$589
Other deferred assets	393	385
Contract and other deferred assets	1,062	974
Non-current contract assets(1)	92	103
Non-current other deferred assets(1)	115	105
Total contract and other deferred assets	$1,269	$1,183
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

	As of
	June 30, 2025	December 31, 2024
Contract liabilities	$1,979	$1,943
Non-current contract liabilities(1)	741	686
Total contract liabilities	$2,720	$2,629
(1)Non-current contract liabilities are recognized within All other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $1,134 million and $1,116 million for the six months ended June 30, 2025 and 2024, respectively.

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

	As of
	June 30, 2025	December 31, 2024
Products	$4,805	$4,755
Services	10,500	9,737
Total RPO	$15,304	$14,491

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

Total Revenues by Segment	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Total Imaging	$2,204	$2,171	$4,344	$4,233
AVS:
Procedural Guidance	660	668	1,301	1,319
Specialized Ultrasound	630	581	1,228	1,156
Total AVS	1,289	1,249	2,529	2,475
PCS:
Monitoring Solutions	578	538	1,135	1,065
Life Support Solutions	200	235	397	454
Total PCS	778	772	1,531	1,519
Total PDx	729	639	1,362	1,238
Other(1)	6	9	19	24
Total revenues	$5,007	$4,839	$9,784	$9,489
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services (“HFS”) which does not meet the definition of an operating segment.

Significant Expenses by Segment	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Imaging:
Cost of sales	$1,470	$1,393	$2,823	$2,731
Other segment items(1)	546	569	1,135	1,129
Total Imaging	$2,016	$1,963	$3,957	$3,860
AVS:
Cost of sales	$637	$611	$1,235	$1,209
Other segment items(1)	386	382	766	754
Total AVS	$1,022	$993	$2,001	$1,963
PCS:
Cost of sales	$507	$480	$988	$939
Other segment items(1)	212	215	436	421
Total PCS	$719	$694	$1,423	$1,360
PDx:
Cost of sales	$371	$314	$666	$609
Other segment items(1)	144	125	278	251
Total PDx	$516	$439	$943	$860
(1) Other segment items for each segment includes selling, general, administrative, research, and development related expenses, as well as other segment income and expenses.

Segment EBIT	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Segment EBIT
Imaging	$188	$208	$387	$373
AVS	267	255	528	512
PCS	60	78	108	159
PDx	213	200	418	378
Other(1)	1	1	3	1
	729	742	1,443	1,423
Restructuring costs	(18)	(29)	(40)	(68)
Acquisition and disposition-related benefits (charges)	(7)	3	(15)	3
Gain (loss) on business and asset dispositions	(5)	—	5	—
Spin-Off and separation costs	(5)	(67)	(29)	(126)
Amortization of acquisition-related intangible assets	(40)	(35)	(75)	(66)
Investment revaluation gain (loss)	(1)	(6)	92	(26)
Interest and other financial charges – net	(113)	(131)	(224)	(254)
Non-operating benefit income (costs)	73	101	148	204
Income before income taxes	$613	$578	$1,304	$1,090
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

Depreciation and Amortization by Segment	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Imaging	$58	$63	$115	$128
AVS	18	20	36	40
PCS	13	14	27	29
PDx	17	15	29	31

The Company does not report total assets by segment as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

NOTE 4. RECEIVABLES

Current Receivables	As of
	June 30, 2025	December 31, 2024
Current customer receivables(1)	$3,337	$3,382
Non-income based tax receivables	167	155
Other sundry receivables	165	133
Current sundry receivables	332	287
Allowance for credit losses	(107)	(103)
Total current receivables – net	$3,562	$3,566
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to Current customer receivables. Balances related to chargebacks were $133 million and $153 million as of June 30, 2025 and December 31, 2024, respectively.

Long-Term Receivables	As of
	June 30, 2025	December 31, 2024
Long-term customer receivables	$86	$59
Non-income based tax receivables	24	20
Other sundry receivables	88	68
Long-term sundry receivables	111	88
Allowance for credit losses	(7)	(5)
Total long-term receivables – net	$191	$142

Long-term receivables are recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

NOTE 5. FINANCING RECEIVABLES

Current financing receivables and non-current financing receivables are recognized within All other current assets and All other non-current assets, respectively, in the Condensed Consolidated Statements of Financial Position.

	As of
	June 30, 2025	December 31, 2024
Loans receivable, at amortized cost	$23	$23
Investment in finance leases, net of deferred income	79	69
Allowance for credit losses	(2)	(2)
Current financing receivables – net	$100	$90

Loans receivable, at amortized cost	$39	$35
Investment in finance leases, net of deferred income	156	152
Allowance for credit losses	(4)	(4)
Non-current financing receivables – net	$190	$183

As of June 30, 2025, 2%, 2%, and 2% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2024, 4%, 4%, and 3% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 6. LEASES

Operating lease liabilities recognized within All other current liabilities and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position were $398 million and $385 million as of June 30, 2025 and December 31, 2024, respectively. The total lease expense related to our operating lease portfolio was $60 million and $59 million for the three months ended June 30, 2025 and 2024, respectively, and $122 million and $119 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 7. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

ACQUISITIONS.
Nihon Medi-Physics
On March 31, 2025, the Company acquired the remaining 50% interest in Nihon Medi-Physics Co., Ltd. (“NMP”) from joint venture partner Sumitomo Chemical for net cash consideration of $271 million. NMP is a leading pharmaceutical manufacturer in Japan, focused on radiopharmaceuticals, which are used to enable clinical images across neurology, cardiology, and oncology procedures, as well as nonclinical and clinical development of radiotracers and theranostics research. Their product portfolio includes several GE HealthCare radiopharmaceuticals. NMP is included in the Company’s PDx segment.
On March 31, 2025, the fair value of the Company’s existing 50% interest in NMP was determined to be $301 million based on the cash consideration exchanged for acquiring the remaining 50% equity interest. The carrying value of our 50% interest was $204 million. The Company recognized a net gain of $97 million resulting from this remeasurement to fair value. This gain included the reclassification of certain amounts related to the Company’s 50% interest out of Accumulated other comprehensive income (loss) – net (“AOCI”) including foreign currency translation gains of $63 million and losses related to a defined benefit pension plan of $8 million. The net gain from this remeasurement was recorded in Other (income) expense – net in the Company’s Condensed Consolidated Statements of Income for the six months ended June 30, 2025.

The following table provides a summary of the purchase price consideration transferred for the acquisition of NMP.

Purchase consideration
Cash consideration, net of cash acquired	$271
Fair value of previously held interest in NMP	301
Fair value of contingent consideration	5
Total allocable purchase price	$577

The preliminary fair values of the assets and liabilities assumed in connection with the acquisition of NMP are as follows.

Preliminary allocation
Receivables	$53
Inventories	10
Property, plant, and equipment	244
Goodwill	208
Other intangible assets	238
All other non-current assets(1)	51
Deferred income taxes	(92)
All other non-current liabilities	(107)
Other(2)	(28)
Total net assets post acquisition	$577
(1) All other non-current assets includes $12 million of indemnification assets, with the underlying indemnified liabilities recorded in All other non-current liabilities.
(2) Other includes Accounts payable, All other current liabilities, and Current compensation and benefits.

The allocation of purchase price of NMP to the tangible and intangible assets acquired and liabilities assumed, as reflected in the table above, is based on the Company’s preliminary allocations of their fair values. Measurement period adjustments during the three months ended June 30, 2025 included changes to the purchase price allocation, resulting in a net decrease of approximately $8 million to goodwill. The measurement period adjustments resulted primarily from adjustments to acquired intangibles based on facts and circumstances that existed as of the acquisition date. While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are decommissioning liabilities and deferred income taxes. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions.

Property, plant, and equipment is mostly comprised of land, buildings, equipment (including machinery, furniture, and fixtures) and construction in process. The fair value of property, plant, and equipment was determined using a market participant approach.

Other intangibles relate to $235 million of definite-lived intangible assets and $3 million of acquired in-process research and development (“IPR&D”). Definite-lived intangible assets consist primarily of developed product market authorization rights and customer relationships. The acquired definite-lived intangibles are being amortized over a weighted-average estimated useful life of approximately 13 years. The estimated fair value of intangibles was determined using the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of cash flows an asset would generate over its useful life.

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

NMP has a defined benefit pension plan which has pension assets of $71 million and pension liabilities of $33 million, a net asset of $38 million, which we acquired in the transaction and is included in All other non-current assets.

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

MIM Software
On April 1, 2024, the Company acquired 100% of the stock of MIM Software Inc. (“MIM Software”) for approximately $259 million, net of cash acquired of $11 million, and potential contingent payments valued at $13 million pertaining to achievement of certain milestones, for a total preliminary purchase price of $283 million. The acquisition included up to $23 million of other contingent payments based on service requirements. The acquisition was funded with cash on hand. This transaction was accounted for as a business combination. The purchase price allocation, which was finalized in the first quarter of 2025 without material adjustments, resulted in goodwill of $189 million, customer-related intangible assets of $52 million, developed technology intangible assets of $48 million, net deferred tax liabilities of $13 million, and other net assets of $7 million. The goodwill associated with the acquired business, recorded within the Imaging segment, is non-deductible for tax purposes and is attributed to expected synergies and commercial benefits from use of the MIM Software technology in our existing GE HealthCare portfolio. MIM Software is a global provider of medical imaging analysis and artificial intelligence (“AI”) solutions for the practice of radiation oncology, molecular radiotherapy, diagnostic imaging, and urology at imaging centers, hospitals, specialty clinics, and research organizations worldwide.

If the acquisition of MIM Software had taken place as of the beginning of 2023, consolidated revenues and earnings would not have been significantly different from reported amounts.

GOODWILL.

	Imaging	AVS	PCS	PDx	Total
Balance at December 31, 2024	$3,581	$4,987	$2,035	$2,533	$13,136
Acquisitions(1)	6	—	—	208	214
Foreign currency exchange and other	18	32	6	10	66
Balance at June 30, 2025	$3,606	$5,020	$2,041	$2,750	$13,417
(1) Includes the purchase of Spectronic Medical AB in the second quarter of 2025, recorded within the Imaging segment.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. We did not identify any reporting units that required an interim impairment test since the last annual impairment testing date.

OTHER INTANGIBLE ASSETS.

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived assets
Customer-related	$289	$(32)	$258	$112	$(24)	$88
Patents and technology	2,671	(2,060)	611	2,593	(1,987)	606
Capitalized software	1,779	(1,523)	256	1,743	(1,437)	306
Trademarks and other	47	(30)	17	33	(29)	4
Total definite-lived assets	4,787	(3,645)	1,142	4,481	(3,477)	1,004
Indefinite-lived assets(1)	78	—	78	74	—	74
Total other intangible assets	$4,865	$(3,645)	$1,220	$4,555	$(3,477)	$1,078
(1) Indefinite-lived intangible assets relate to acquired IPR&D prior to project completion and are not amortized.

Amortization expense was $75 million and $81 million for the three months ended June 30, 2025 and 2024, respectively, and $146 million and $160 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 8. BORROWINGS

The Company’s borrowings include the following senior unsecured notes and credit agreements:

Senior Unsecured Notes
In the second quarter of 2025, the Company issued $650 million of 4.800% senior unsecured notes due in 2031 and $850 million of 5.500% senior unsecured notes due in 2035. The non-economic terms of the newly issued senior unsecured notes are substantially similar to the terms of the Company’s existing senior unsecured notes. As of June 30, 2025, the Company’s borrowings include $9,750 million aggregate principal amount of senior unsecured notes in eight series with maturity dates ranging from 2025 through 2052 (collectively, the “Notes”). Refer to the table below for further information about the Notes.

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

There were no outstanding amounts under the five-year revolving credit facility and 364-day revolving credit facility, and there was $500 million and $750 million outstanding on the Term Loan Facility as of June 30, 2025 and December 31, 2024, respectively. In the first quarter of 2025, we repaid $250 million of the Term Loan Facility.

Borrowings Composition	As of
	June 30, 2025	December 31, 2024
5.600% senior notes due November 15, 2025	$1,500	$1,500
5.650% senior notes due November 15, 2027	1,750	1,750
4.800% senior notes due August 14, 2029	1,000	1,000
5.857% senior notes due March 15, 2030	1,250	1,250
4.800% senior notes due January 15, 2031	650	—
5.905% senior notes due November 22, 2032	1,750	1,750
5.500% senior notes due June 15, 2035	850	—
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Term Loan Facility due January 2, 2026	500	750
Other	28	36
Total principal debt issued	10,278	9,036
Less: Unamortized debt issuance costs and discounts	41	33
Add: Cumulative basis adjustment for fair value hedges	37	(51)
Total borrowings	10,275	8,951
Less: Short-term borrowings(1)	2,005	1,502
Long-term borrowings	$8,270	$7,449
(1) Short-term borrowings as of June 30, 2025 and December 31, 2024 includes $2,002 million and $1,500 million, respectively, related to the current portion of our long-term borrowings, net of unamortized debt issuance costs and discounts.

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of June 30, 2025 and December 31, 2024, the Company had bank guarantees and surety bonds of approximately $883 million and $784 million, respectively, related to certain commercial contracts. Additionally, we have issued approximately $26 million and $25 million of guarantees as of June 30, 2025 and December 31, 2024, respectively, primarily related to residual value and credit guarantees on equipment sold to third-party finance companies. Our Condensed Consolidated Statements of Financial Position reflect a liability of $4 million and $3 million as of June 30, 2025 and December 31, 2024, respectively, related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost.

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

Components of Expense (Income)
	U.S. Plans		International Plans		OPEB Plans
For the three months ended June 30,	2025	2024	2025	2024	2025	2024
Service cost – Operating	$1	$8	$5	$5	$1	$2
Interest cost	249	242	38	35	13	14
Expected return on plan assets	(287)	(299)	(38)	(48)	—	—
Amortization of net loss (gain)	(20)	(17)	5	3	(15)	(15)
Amortization of prior service cost (credit)	(3)	2	(1)	—	(20)	(22)
Special termination cost	1	—	—	—	—	—
Non-operating	$(59)	$(72)	$4	$(10)	$(21)	$(23)
Net periodic expense (income)	$(58)	$(64)	$10	$(5)	$(20)	$(21)

	U.S. Plans		International Plans		OPEB Plans
For the six months ended June 30,	2025	2024	2025	2024	2025	2024
Service cost – Operating	$2	$16	$10	$10	$3	$4
Interest cost	497	484	74	70	26	27
Expected return on plan assets	(573)	(597)	(74)	(96)	—	—
Amortization of net loss (gain)	(40)	(34)	10	6	(30)	(30)
Amortization of prior service cost (credit)	(5)	4	(1)	—	(40)	(44)
Special termination cost	2	—	—	—	1	—
Non-operating	$(119)	$(143)	$9	$(20)	$(43)	$(47)
Net periodic expense (income)	$(117)	$(127)	$19	$(10)	$(40)	$(43)

In the six months ended June 30, 2025, the Company made cash payments totaling $87 million to its U.S. Plans, $22 million to its International Plans, and $73 million to its OPEB Plans. As of June 30, 2025, the Company expects to make total cash contributions of approximately $350 million to these plans in 2025. The Company funds annually, at a minimum, the statutorily required minimum amount for our qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand.

Defined Contribution Plan
GE HealthCare sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan were $39 million and $40 million for the three months ended June 30, 2025 and 2024, respectively, and $83 million and $73 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 10. INCOME TAXES

Our effective income tax rate was 18.4% and 24.7% for the three months ended June 30, 2025 and 2024, respectively, and 16.6% and 24.5% for the six months ended June 30, 2025 and 2024, respectively. The tax rate for the three months ended June 30, 2025 is lower than the U.S. statutory rate primarily due to the use of tax attributes from updating our global structure following the Spin-Off and research and development (“R&D”) benefits, partially offset by withholding taxes, geographic earnings mix, and state taxes. The tax rate for the six months ended June 30, 2025 is lower than the U.S. statutory rate primarily due to the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities, the use of tax attributes from updating our global structure following the Spin-Off, the remeasurement gain that was recorded due to the NMP acquisition which is not taxable, and R&D benefits, partially offset by withholding taxes, geographic earnings mix, and state taxes. The tax rate for the three and six months ended June 30, 2024 is higher than the U.S. statutory rate primarily due to withholding taxes, geographic earnings mix, and state taxes, partially offset by R&D benefits.
The Company is currently being audited in a number of jurisdictions for tax years 2004-2023, including China, France, Germany, India, Japan, Norway, the United Kingdom, and the United States.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), which includes significant changes to the U.S. federal income tax system. The Company has evaluated the income tax impact of the OBBBA on its financial statements. As the OBBBA was enacted after the end of the Company’s reporting period but before the issuance of these financial statements, the Company has not recorded any adjustments related to the OBBBA in the period ended June 30, 2025. The Company does not expect that the OBBBA will have a material impact on our income taxes within our financial statements.

NOTE 11. SHAREHOLDERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET.

Changes in AOCI by component were as follows.

	For the three months ended June 30, 2025
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
March 31, 2025	$(1,717)	$507	$10	$(1,199)
Other comprehensive income (loss) before reclassifications – net of taxes of $44, $11, and $10	221	(38)	(37)	146
Reclassifications from AOCI – net of taxes(2) of $—, $12, and $1	—	(41)	4	(37)
Other comprehensive income (loss)	221	(79)	(33)	108
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
June 30, 2025	$(1,495)	$428	$(23)	$(1,090)

	For the three months ended June 30, 2024
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
March 31, 2024	$(1,781)	$997	$(2)	$(787)
Other comprehensive income (loss) before reclassifications – net of taxes of $(6), $—, and $(2)	(30)	(1)	9	(23)
Reclassifications from AOCI – net of taxes(2) of $—, $10, and $—	—	(35)	—	(36)
Other comprehensive income (loss)	(30)	(36)	8	(58)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
June 30, 2024	$(1,812)	$961	$6	$(845)

	For the six months ended June 30, 2025
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2024	$(1,973)	$576	$18	$(1,379)
Other comprehensive income (loss) before reclassifications – net of taxes of $59, $16, and $14	415	(58)	(48)	308
Reclassifications from AOCI – net of taxes(2)(3) of $—, $28, and $—	63	(90)	7	(20)
Other comprehensive income (loss)	478	(148)	(41)	288
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
June 30, 2025	$(1,495)	$428	$(23)	$(1,090)

	For the six months ended June 30, 2024
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2023	$(1,706)	$1,033	$(18)	$(691)
Other comprehensive income (loss) before reclassifications – net of taxes of $(14), $(1), and $(7)	(106)	1	24	(81)
Reclassifications from AOCI – net of taxes(2) of $—, $22, and $—	—	(73)	—	(73)
Other comprehensive income (loss)	(106)	(71)	24	(154)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
June 30, 2024	$(1,812)	$961	$6	$(845)
(1) The amount of Currency translation adjustments recognized in Other comprehensive income (loss) (“OCI”) during the three and six months ended June 30, 2025 and 2024 included net gains (losses) relating to net investment hedges, as further discussed in Note 12, “Financial Instruments and Fair Value Measurements.”
(2) Reclassifications from AOCI into earnings for Pension and Other Postretirement Plans are recognized within Non-operating benefit (income) costs, while Cash flow hedges are recognized within Cost of products and Cost of services in our Condensed Consolidated Statements of Income.
(3) Includes net of tax impact of $63 million of gains to Currency translation adjustments and $8 million of losses to Pension and Other Postretirement Plans related to the derecognition of the prior NMP equity method investment. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.

SHARE REPURCHASES.

On April 30, 2025, our Board of Directors authorized a share repurchase program (the “repurchase program”) for up to $1,000 million of our common stock. The repurchase program does not have an expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company's discretion. During the three months ended June 30, 2025, we repurchased 1.4 million shares under the repurchase program for total consideration of approximately $100 million.

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

Cash Flow Hedges
For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings and to the same financial statement line item impacted by the hedged transaction. As of June 30, 2025, we expect to reclassify $15 million of pre-tax net deferred losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the impact on earnings of the related hedged transactions.

The cash flows associated with derivatives designated as cash flow hedges are recorded in All other operating activities – net in the Condensed Consolidated Statements of Cash Flows.

Net Investment Hedges
We use cross-currency interest rate swaps and foreign currency forward contracts in combination with foreign currency option contracts to hedge the foreign currency risk associated with our net investment in foreign operations. As of June 30, 2025, these contracts were designated as hedges of our net investment in foreign operations, primarily in Euro and Chinese Renminbi currencies.

The cash flows associated with derivatives designated as net investment hedges are recorded in All other investing activities – net in the Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2025, All other investing activities – net includes a $178 million payment for the settlement of cross-currency swaps that were designated as net investment hedges. Cash flows from the periodic interest settlements on the cross-currency swaps are recorded in All other operating activities – net in the Condensed Consolidated Statements of Cash Flows.

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

The following table presents the gross fair values of our outstanding derivative instruments.

Fair Value of Derivatives	June 30, 2025			December 31, 2024
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency forward contracts	$1,632	$18	$59	$1,210	$43	$11
Derivatives accounted for as cash flow hedges	1,632	18	59	1,210	43	11
Cross-currency swaps(1)	2,574	25	114	1,995	15	46
Foreign currency forward and options contracts	2,694	30	27	1,731	30	18
Derivatives accounted for as net investment hedges	5,268	55	141	3,726	45	64
Interest rate swaps(1)	2,700	41	6	2,700	—	51
Derivatives accounted for as fair value hedges	2,700	41	6	2,700	—	51
Foreign currency forward contracts	4,093	31	19	3,925	11	29
Other derivatives(1) (2)	362	33	8	370	47	—
Derivatives not designated as hedging instruments	4,455	64	28	4,294	57	29
Total derivatives	$14,054	$178	$232	$11,930	$145	$155
(1) As of June 30, 2025, accrued interest is included in the above fair value and is not considered material. As of December 31, 2024, accrued interest is excluded from the above fair value and is not considered material.
(2) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.

The following table presents amounts recorded in Long-term borrowings in the Condensed Consolidated Statements of Financial Position related to cumulative basis adjustment for fair value hedges.

	June 30, 2025		December 31, 2024
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term borrowings designated in fair value hedges	$2,732	$37	$2,644	$(51)

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

As of June 30, 2025 and December 31, 2024, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $91 million and $77 million, respectively.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Cash flow hedges	$(47)	$11	$(62)	$31
Net investment hedges(1)	(189)	27	(254)	59
(1) Amounts recognized in OCI for excluded components for the periods presented were immaterial.

The tables below present the gains (losses) on our derivative financial instruments and hedging activity in the Condensed Consolidated Statements of Income.

Derivative Financial Instruments and Hedging Activity	For the three months ended June 30, 2025
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$(3)	$(1)	$—	$—	$—
Effects of cash flow hedges	(3)	(1)	—	—	—
Cross-currency swaps	—	—	—	6	—
Foreign currency forward and options contracts	—	—	—	5	—
Effects of net investment hedges(1)	—	—	—	11	—
Interest rate swaps(2)	—	—	—	24	—
Debt basis adjustment on Long-term borrowings	—	—	—	(28)	—
Effects of fair value hedges	—	—	—	(4)	—
Foreign currency forward contracts	44	12	—	—	(1)
Other derivatives(3)	—	—	4	—	6
Effects of derivatives not designated as hedging instruments	44	12	4	—	5

	For the three months ended June 30, 2024
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$1	$—	$—	$—	$—
Effects of cash flow hedges	1	—	—	—	—
Cross-currency swaps	—	—	—	8	—
Foreign currency forward and option contracts	—	—	—	2	—
Effects of net investment hedges(1)	—	—	—	11	—
Interest rate swaps(2)	—	—	—	(21)	—
Debt basis adjustment on Long-term borrowings	—	—	—	14	—
Effects of fair value hedges	—	—	—	(7)	—
Foreign currency forward contracts	5	1	—	—	—
Other derivatives(3)	—	—	1	—	3
Effects of derivatives not designated as hedging instruments	5	1	1	—	3

	For the six months ended June 30, 2025
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$(5)	$(1)	$—	$—	$—
Effects of cash flow hedges	(5)	(1)	—	—	—
Cross-currency swaps	—	—	—	14	—
Foreign currency forward and options contracts	—	—	—	8	—
Effects of net investment hedges(1)	—	—	—	22	—
Interest rate swaps(2)	—	—	—	80	—
Debt basis adjustment on Long-term borrowings	—	—	—	(88)	—
Effects of fair value hedges	—	—	—	(8)	—
Foreign currency forward contracts	59	16	—	—	(1)
Other derivatives(3)	—	—	1	—	(9)
Effects of derivatives not designated as hedging instruments	59	16	1	—	(10)

	For the six months ended June 30, 2024
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$—	$—	$—	$—	$—
Effects of cash flow hedges	—	—	—	—	—
Cross-currency swaps	—	—	—	17	—
Foreign currency forward and option contracts	—	—	—	4	—
Effects of net investment hedges(1)	—	—	—	21	—
Interest rate swaps(2)	—	—	—	(66)	—
Debt basis adjustment on Long-term borrowings	—	—	—	52	—
Effects of fair value hedges	—	—	—	(13)	—
Foreign currency forward contracts	(7)	(2)	—	—	—
Other derivatives(3)	—	—	5	—	23
Effects of derivatives not designated as hedging instruments	(7)	(2)	5	—	23
(1) Changes in fair value related to components other than the spot rate are excluded from effectiveness testing for the three and six months ended June 30, 2025 and 2024.
(2) Amount includes interest expense on interest rate derivatives of $(4) million and $(7) million for the three months ended June 30, 2025 and 2024, respectively, and $(8) million and $(13) million for the six months ended June 30, 2025 and 2024, respectively.
(3) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.
(4) Amounts are inclusive of gains (losses) in Other (income) expense – net in the Condensed Consolidated Statements of Income.

FAIR VALUE MEASUREMENTS.

The following table represents assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
	As of June 30, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$256	$—	$256	$—	$312	$—	$312
Investment securities	26	—	—	26	32	—	—	32
Derivatives	—	178	—	178	—	145	—	145
Liabilities:
Derivatives	—	232	—	232	—	155	—	155
Contingent consideration	—	—	39	39	—	—	34	34

Cash equivalents
As of June 30, 2025 and December 31, 2024, Cash, cash equivalents, and restricted cash of $3,763 million and $2,889 million, respectively, included money market funds of $256 million and $312 million, and other cash equivalents of $2,467 million and $1,573 million, respectively. The carrying values of the other cash equivalents approximates the fair value due to their short maturities and are valued using Level 1 or Level 2 inputs. Refer to Note 16, “Supplemental Financial Information” for further information.
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
Non-recurring fair value measurements
Changes in fair value measurements of assets and liabilities measured at fair value on a non-recurring basis, such as equity method investments, equity investments without readily determinable fair value, financing receivables, and long-lived assets, were not material for the six months ended June 30, 2025 and 2024, with the exception of the gain on fair value measurement of the NMP equity method investment as described in Note 7, “Acquisitions, Goodwill, and Other Intangible Assets.”
Fair value of other financial instruments
The estimated fair value of borrowings as of June 30, 2025 and December 31, 2024 was $10,728 million and $9,374 million, respectively, compared to a carrying value (which only includes a reduction for unamortized debt issuance costs and discounts and cumulative basis adjustment) of $10,275 million and $8,951 million, respectively. The fair value of our borrowings includes accrued interest and is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 8, “Borrowings” and Note 16, “Supplemental Financial Information” for further information.

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

	For the six months ended June 30
	2025	2024
Balance at beginning of period	$168	$192
Current-year provisions	113	96
Expenditures	(120)	(112)
Foreign currency exchange and other	6	(4)
Balance at end of period	$166	$172

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

Government Disclosures
From time to time, we make self-disclosures regarding our compliance with the Foreign Corrupt Practices Act (“FCPA”) and similar laws to relevant authorities who may pursue or decline to pursue enforcement proceedings against us. We, with the assistance of outside counsel, made voluntary self-disclosures to the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) beginning in 2018 regarding tender irregularities and other potential violations of the FCPA relating to our activities in certain provinces in China. We fully cooperated with the reviews by these agencies and implemented, and continue to implement, enhancements to our compliance policies and practices. We received letters from the SEC on May 16, 2025 and the DOJ on May 28, 2025 closing their respective investigations without further action.

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

Net expenses for restructuring initiatives committed to by management through June 30, 2025 are included in the table below.

	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Employee termination costs	$12	$17	$32	$42
Facility and other exit costs	1	5	2	13
Asset write-downs	5	6	6	13
Total restructuring activities – net	$18	$29	$40	$68

These restructuring initiatives are expected to result in additional expenses of approximately $34 million, to be incurred primarily over the next 12 months, substantially related to employee-related termination benefits and asset write-downs. Restructuring expenses (gains) are recognized within Cost of products, Cost of services, or SG&A, as appropriate, in the Condensed Consolidated Statements of Income.

Liabilities related to restructuring are recognized within Current compensation and benefits, All other current liabilities, Non-current compensation and benefits, and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The activity related to our restructuring liabilities follows.

	Employee termination costs	Facility and other exit costs	Total
Balance at December 31, 2024	$67	$18	$86
Charges	30	2	32
Payments and other adjustments	(34)	(8)	(42)
Balance at June 30, 2025	$63	$13	$76

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

Earnings Per Share	For the three months ended June 30		For the six months ended June 30
(In millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$500	$435	$1,088	$823
Net (income) loss attributable to noncontrolling interests	(14)	(7)	(39)	(21)
Net income attributable to GE HealthCare	$486	$428	$1,049	$802
Denominator:
Basic weighted-average shares outstanding	457	457	457	456
Dilutive effect of common stock equivalents	1	3	1	3
Diluted weighted-average shares outstanding	458	459	459	459
Basic earnings per share	$1.06	$0.94	$2.30	$1.76
Diluted earnings per share	1.06	0.93	2.29	1.75
Antidilutive securities(1)	5	5	4	4
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents(1)	$3,737	$2,874
Short-term restricted cash	26	16
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Financial Position	3,763	2,889
Long-term restricted cash(2)	3	3
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Cash Flows	$3,766	$2,893
(1) The increase in Cash and cash equivalents was primarily due to proceeds from the issuance of senior unsecured notes by the Company in the second quarter of 2025. Refer to Note 8, “Borrowings” for further information.
(2) Long-term restricted cash is recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

INVENTORIES.

	As of
	June 30, 2025	December 31, 2024
Raw materials	$1,026	$921
Work in process	93	92
Finished goods	1,164	926
Inventories	$2,283	$1,939

Certain inventory items are long-term in nature and therefore have been recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position and are not reflected in the table above. See the supplemental table “All Other Non-Current Assets” for further information.

PROPERTY, PLANT, AND EQUIPMENT – NET.

	As of
	June 30, 2025	December 31, 2024
Land and improvements	$152	$66
Buildings, structures, and related equipment	2,199	1,943
Machinery and equipment	2,975	2,705
Leasehold improvements and manufacturing plants under construction	516	553
Total property, plant, and equipment, at original cost	5,841	5,267
Accumulated depreciation	(3,266)	(3,080)
Right-of-use operating lease assets, net of amortization	386	364
Property, plant, and equipment – net	$2,962	$2,550

ALL OTHER ASSETS AND ALL OTHER LIABILITIES.

All Other Current Assets	As of
	June 30, 2025	December 31, 2024
Prepaid expenses and deferred costs	$237	$188
Financing receivables – net	100	90
Derivative instruments(1)	115	123
Tax receivables	144	115
Other(2)	42	16
All other current assets	$638	$532
(1) Derivative instruments include the related accrued interest. Refer to Note 12, “Financial Instruments and Fair Value Measurements” for further information.
(2) As of June 30, 2025, Other primarily consists of indemnity assets associated with separation agreements with GE. These amounts were not material as of December 31, 2024.

All Other Non-Current Assets	As of
	June 30, 2025	December 31, 2024
Prepaid pension asset	$775	$657
Equity method and other investments	244	373
Financing receivables – net	190	183
Long-term receivables – net	191	142
Inventories	145	139
Contract and other deferred assets	207	208
Capitalized cloud computing arrangement implementation costs	143	84
Other(1)	180	164
All other non-current assets	$2,076	$1,950
(1) Other primarily consists of indemnity assets associated with separation agreements with GE, derivative instruments, and tax receivables.

All Other Current Liabilities	As of
	June 30, 2025	December 31, 2024
Sales allowances and related liabilities	$228	$242
Income and indirect tax liabilities including uncertain tax positions	181	279
Product warranties	166	168
Accrued logistics and utilities	177	163
Operating lease liabilities	127	115
Derivative instruments(1)	79	90
Interest payable on borrowings	89	92
Environmental and asset retirement obligations	14	17
Other(2)	363	386
All other current liabilities	$1,426	$1,552
(1) Derivative instruments include the related accrued interest. Refer to Note 12, “Financial Instruments and Fair Value Measurements” for further information.
(2) Other primarily consists of miscellaneous accrued costs and contingent consideration liabilities.

All Other Non-Current Liabilities	As of
	June 30, 2025	December 31, 2024
Contract liabilities	$741	$686
Operating lease liabilities	271	270
Environmental and asset retirement obligations	407	291
Income and indirect tax liabilities including uncertain tax positions	170	237
Derivative instruments(1)	154	64
Finance lease obligations	43	40
Sales allowances and related liabilities	27	23
Other(2)	192	184
All other non-current liabilities	$2,005	$1,796
(1) Derivative instruments include the related accrued interest. Refer to Note 12, “Financial Instruments and Fair Value Measurements” for further information.
(2) Other primarily consists of miscellaneous accrued costs, indemnity liabilities associated with separation agreements with GE, and contingent consideration liabilities.

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

Included within Accounts payable in the Condensed Consolidated Statements of Financial Position as of June 30, 2025 and December 31, 2024 were $346 million and $394 million, respectively, of confirmed supplier invoices that are outstanding and subject to third-party programs.

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

Activity attributable to redeemable noncontrolling interests is presented below.

	For the six months ended June 30
	2025	2024
Balance at beginning of period	$188	$165
Net income attributable to redeemable noncontrolling interests	37	16
Distributions to redeemable noncontrolling interests and other	(5)	(4)
Balance at end of period	$220	$177

OTHER INCOME (EXPENSE) – NET.

	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Net financing income and investment income (loss)	$6	$—	$5	$(15)
Equity method income (loss)	1	2	4	3
Change in fair value of assumed obligations	(10)	(9)	(18)	(17)
Gain on remeasurement of NMP equity method investment(1)	—	—	97	—
Other items, net(2)	2	7	11	21
Total other income (expense) – net	$(1)	$1	$98	$(8)
(1) Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.
(2) Other items, net primarily consists of a mix of licensing and royalty income, lease income, change in tax indemnities, and gains and losses related to derivatives. Additionally, for the six months ended June 30, 2025 it includes a realization of a gain contingency recorded in the first quarter of 2025.

NOTE 17. SUBSEQUENT EVENTS

On July 1, 2025, the Company’s Board of Directors declared a cash dividend of $0.035 per share of common stock, payable on August 15, 2025, to stockholders of record on July 25, 2025.

On July 4, 2025, the President signed into law the OBBBA, which includes, among other things, significant changes to the U.S. federal income tax system. While we do not expect that the OBBBA will have a material impact on our income taxes within our financial statements, we are currently evaluating the full impact of the OBBBA on our business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial results should be read in conjunction with the condensed consolidated financial statements and corresponding notes (the “financial statements”) included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provide information management believes to be relevant to understanding the financial results of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) for the three and six months ended June 30, 2025 and 2024. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances; see “Forward-Looking Statements.” Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

On January 3, 2023, General Electric Company, which now operates as GE Aerospace (“GE”), completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”).

The following tables are presented in millions of United States (“U.S.”) dollars unless otherwise stated, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts and, unless otherwise stated, represent changes year-over-year.

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

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Global Trade and Macroeconomic Environment
Throughout the first half of 2025, the U.S. imposed a variety of new tariffs on most imports from all countries in the world. This in turn prompted a few countries to announce tariffs on U.S. imports. While the situation continues to be fluid, tariffs materially impacted our profitability and cash flows for the three months ended June 30, 2025, primarily the bilateral U.S. and Chinese tariffs and U.S. tariffs on all other global import suppliers. Should the tariffs continue at formally communicated levels, we expect to continue to see a material impact to our financial results through the incurrence of additional costs. Additional tariffs or other trade restrictions by the U.S. or other countries where we do significant business, or other restrictions on specific industries, such as pharmaceuticals, could further materially impact our results in the future. While we are taking actions to mitigate the impact of tariffs, we do not expect to be able to fully offset the additional costs or other negative impacts resulting from the tariffs.

We continue to monitor the global markets in which we operate for changes in customer behavior, changes in government spending and reimbursement, and indirect impacts from the tariffs. Should these factors dampen economic growth, slow global trade, or impact inflation, we could see adverse impacts to our business as our customers adapt to the change in economic environment. We continue to monitor potential impacts on purchasing decisions by both public and private customers in China and other markets as a result of the current trade environment, as well as other actions related to tariffs and trade frictions, investigations, or activities that could similarly increase our costs or otherwise impact our business. In addition, if negative sentiment towards U.S. companies influences the purchasing decisions of global customers, our business could be impacted materially.

China Market
We continue to monitor developments in the market in China. In March 2024, the government in China announced a new stimulus program (“2024 stimulus”) that includes the healthcare sector and is being implemented through China’s provinces. We expect the 2024 stimulus program will result in opportunities for our business in China in the longer term, but it has had short-term impacts as provinces develop and announce their plans and customers begin to make purchasing decisions, which has progressed slower than originally anticipated. We expect these delays to continue to impact our orders and revenues in the near term, although we are unable to predict the exact duration or magnitude of the impact. We believe the focus of government policy in China on expanding access to healthcare should benefit our business in China in the long term.

Russia and Ukraine Conflict
We had $182 million and $162 million of assets in, or directly related to, Russia and Ukraine as of June 30, 2025 and December 31, 2024, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $123 million and $161 million from customers in these two countries for the six months ended June 30, 2025 and 2024, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. Under the current U.S. Department of Commerce regulations, we are permitted to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which has eliminated the need for us to obtain individual U.S. licenses in most cases; however, licenses still may be needed for some transactions. The European Union and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. The implementation of these measures affected our ability to supply customers in Russia during the six months ended June 30, 2025 and 2024 and will continue to do so as we confirm applicability of the U.S. License Exception to our transactions and continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we applied, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. We will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.
Middle East Conflicts
Geopolitical instability, including the recent conflict between Israel and Iran and other disruptions in the region, could adversely impact our operations, supply chains, and logistics. These events may result in increased costs, delays in product deliveries, and challenges in maintaining service levels in affected areas. While these events have not materially impacted our operations, we continue to monitor these developments closely.

Recent U.S. Legislation
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), which includes, among other things, significant changes to the U.S. federal income tax system. While we do not expect that the OBBBA will have a material impact on our income taxes within our financial statements, we are currently evaluating the full impact of the OBBBA on our business.

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

____________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented.

Condensed Consolidated Statements of Income (Unaudited)	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Sales of products	$3,263	$3,207	$6,380	$6,253
Sales of services	1,743	1,632	3,404	3,237
Total revenues	5,007	4,839	9,784	9,489
Cost of products	2,160	2,045	4,122	4,012
Cost of services	863	792	1,665	1,574
Gross profit	1,985	2,002	3,997	3,904
Selling, general, and administrative	1,029	1,067	2,069	2,105
Research and development	302	327	646	651
Total operating expenses	1,331	1,395	2,714	2,756
Operating income	654	608	1,283	1,148
Interest and other financial charges – net	113	131	224	254
Non-operating benefit (income) costs	(73)	(101)	(148)	(204)
Other (income) expense – net	1	(1)	(98)	8
Income before income taxes	613	578	1,304	1,090
Benefit (provision) for income taxes	(113)	(143)	(216)	(267)
Net income	500	435	1,088	823
Net (income) loss attributable to noncontrolling interests	(14)	(7)	(39)	(21)
Net income attributable to GE HealthCare	$486	$428	$1,049	$802

TOTAL REVENUES.

Revenues by Segment	For the three months ended June 30				For the six months ended June 30
	2025	2024	% change	% organic* change	2025	2024	% change	% organic* change
Segment revenues
Imaging	$2,204	$2,171	2%	1%	$4,344	$4,233	3%	3%
AVS	1,289	1,249	3%	2%	2,529	2,475	2%	2%
PCS	778	772	1%	—%	1,531	1,519	1%	1%
PDx	729	639	14%	5%	1,362	1,238	10%	6%
Other(1)	6	9			19	24
Total revenues	$5,007	$4,839	3%	2%	$9,784	$9,489	3%	3%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services which does not meet the definition of an operating segment.

Revenues by Region	For the three months ended June 30			For the six months ended June 30
	2025	2024	% change	2025	2024	% change
United States and Canada (“USCAN”)	$2,340	$2,243	4%	$4,577	$4,336	6%
Europe, the Middle East, and Africa (“EMEA”)	1,268	1,206	5%	2,442	2,380	3%
China region	563	583	(3)%	1,156	1,180	(2)%
Rest of World	836	807	4%	1,609	1,592	1%
Total revenues	$5,007	$4,839	3%	$9,784	$9,489	3%

For the three months ended June 30, 2025
Total revenues were $5,007 million, growing 3% as reported and 2% organically*. The reported growth was largely driven by Sales of services increasing 7% or $111 million primarily driven by growth in new and existing customer contractual agreements.

____________________
*Non-GAAP Financial Measure

The segment revenues were as follows:

•Imaging segment revenues were $2,204 million, growing 2% or $33 million, with growth in the EMEA and USCAN regions, largely offset by continued pressure in the China market;
•AVS segment revenues were $1,289 million, growing 3% or $41 million, driven by continued strength in the U.S. market;
•PCS segment revenues were $778 million, growing 1% or $6 million, driven by growth in Monitoring Solutions, largely offset by a challenging year-over-year comparison in Life Support Solutions; and
•PDx segment revenues were $729 million, growing 14% or $90 million as reported, driven by the acquisition of Nihon Medi-Physics Co., Ltd. (“NMP”) and an increase in Organic revenue*. Organic revenue* grew 5% driven by continued growth in price and volume.

The regional revenues were as follows:

•USCAN revenues were $2,340 million, growing 4% or $97 million with growth across all segment revenues, led by strong growth in AVS and PDx revenues;
•EMEA revenues were $1,268 million, growing 5% or $61 million, with growth in Imaging revenues as well as favorable foreign currency impacts;
•China region revenues were $563 million, decreasing 3% or $20 million due to a decrease in Imaging revenues, partially offset by growth in PDx and AVS revenues; and
•Rest of World revenues were $836 million, growing 4% or $29 million due to growth in PDx revenues, inclusive of NMP revenues, partially offset by declines in Imaging revenues.

For the six months ended June 30, 2025
Total revenues were $9,784 million, growing 3% or $295 million. The reported growth was largely due to Sales of services increasing 5% or $167 million primarily driven by growth in new and existing customer contractual agreements.
The segment revenues were as follows:

•Imaging segment revenues were $4,344 million, growing 3% or $111 million, with growth in the USCAN and EMEA regions led by Molecular Imaging and Computed Tomography (“MI/CT”) and Magnetic Resonance (“MR”) product lines;
•AVS segment revenues were $2,529 million, growing 2% or $53 million with strength in the U.S. market, partially offset by continued pressure in the China market;
•PCS segment revenues were $1,531 million, growing 1% or $12 million, driven by growth in Monitoring Solutions, largely offset by a challenging year-over-year comparison in Life Support Solutions; and
•PDx segment revenues were $1,362 million, growing 10% or $124 million as reported, driven by the acquisition of NMP and an increase in Organic revenue*. Organic revenue* grew 6% driven by continued growth in price and volume.

The regional revenues were as follows:

•USCAN revenues were $4,577 million, growing 6% or $240 million with growth across all segment revenues;
•EMEA revenues were $2,442 million, growing 3% or $62 million largely due to growth in Imaging revenues;
•China region revenues were $1,156 million, decreasing 2% or $24 million with declines in Imaging and AVS revenues partially offset by growth in PDx revenues; and
•Rest of World revenues were $1,609 million, growing 1% or $17 million with growth in PDx revenues, inclusive of NMP revenues, partially offset by unfavorable foreign currency impacts and declines in Imaging revenues.

____________________
*Non-GAAP Financial Measure

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the three months ended June 30					For the six months ended June 30
	2025	% of Total revenues	2024	% of Total revenues	% change	2025	% of Total revenues	2024	% of Total revenues	% change
Operating income	$654	13.1%	$608	12.6%	8%	$1,283	13.1%	$1,148	12.1%	12%
Net income attributable to GE HealthCare	486	9.7%	428	8.9%	13%	1,049	10.7%	802	8.5%	31%
Adjusted EBIT*	729	14.6%	742	15.3%	(2)%	1,443	14.8%	1,423	15.0%	1%
Adjusted net income*	487	9.7%	459	9.5%	6%	951	9.7%	872	9.2%	9%

For the three months ended June 30, 2025

Operating income was $654 million, an increase of $46 million and 50 basis points as a percent of Total revenues. The increase was due to the following factors:

•Gross profit decreased $17 million or 170 basis points as a percent of Total revenues primarily due to an increase in both Cost of products sold and Cost of services sold as a percent of Total revenues. Cost of products sold increased $114 million or 240 basis points as a percent of Sales of products. The increase as a percent of sales was driven primarily by cost inflation, including the impact of incremental tariffs, and investment in design follow-through, partially offset by cost productivity. Cost of services sold increased $71 million or 90 basis points as a percent of Sales of services. The increase as a percent of sales was driven by unfavorable mix within our service offerings and cost inflation, including the impact of incremental tariffs, partially offset by an increase in pricing of our service offerings. Included in our total cost of revenues as part of our product investment was $128 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $102 million for the prior year comparable period; and
•Total operating expenses decreased $63 million primarily due to a decrease in Research and Development (“R&D”) of $26 million, driven by certain programs achieving development milestones resulting in costs to be reported under cost of revenues, and a decrease in Selling, general, and administrative (“SG&A”) expense of $38 million, primarily driven by a decrease in Spin-Off and separation costs, partially offset by increased investment in our commercial teams. As a result, SG&A as a percentage of Total revenues decreased by 150 basis points and R&D as a percentage of Total revenues decreased by 70 basis points.

Net income attributable to GE HealthCare and Net income margin were $486 million and 9.7%, an increase of $57 million and 80 basis points, respectively, primarily due to the following factors:

•Operating income increased $46 million, as discussed above;
•Interest and other financial charges – net decreased $18 million primarily driven by repayments made on the Term Loan Facility;
•Non-operating benefit income decreased $28 million primarily due to lower expected returns on plan assets; and
•Provision for income taxes decreased $30 million primarily due to the use of tax attributes from updating our global structure following the Spin-Off. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $729 million and 14.6%, a decrease of $13 million and 80 basis points, respectively, primarily due to a decrease in Gross profit, partially offset by a decrease in operating expenses.

Adjusted net income* was $487 million, an increase of $28 million primarily due to lower Provision for income taxes and lower Interest and other financial charges – net, partially offset by a decrease in Gross profit.

For the six months ended June 30, 2025

Operating income was $1,283 million, an increase of $135 million and 100 basis points as a percent of Total revenues. The increase was due to the following factors:

____________________
*Non-GAAP Financial Measure

•Gross profit increased $93 million, but decreased 30 basis points as a percent of Total revenues primarily due to an increase in both Cost of products and Cost of services as a percent of Total revenues. Cost of products sold increased $110 million or 40 basis points as a percent of Sales of products. The increase as a percent of sales was driven by cost inflation, including the impact of incremental tariffs, partially offset by cost productivity. Cost of services sold increased $91 million or 30 basis points as a percent of Sales of services. The increase as a percent of sales was driven by unfavorable mix within our service offerings, and cost inflation, including the impact of incremental tariffs, partially offset by an increase in pricing of our service offerings. Included in our total cost of revenues as part of our product investment was $224 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $203 million for the prior year comparable period; and
•Total operating expenses decreased $42 million, with a decrease in R&D investments of $6 million and a decrease in SG&A expense of $36 million primarily driven by a decrease in Spin-Off and separation costs, partially offset by increased investment in our commercial teams. As a result, R&D as a percentage of Total revenues decreased by 30 basis points and SG&A as a percentage of Total revenues decreased by 100 basis points.

Net income attributable to GE HealthCare and Net income margin were $1,049 million and 10.7%, an increase of $247 million and 230 basis points, respectively, primarily due to the following factors:

•Operating income increased $135 million, as discussed above;
•Interest and other financial charges – net decreased $30 million primarily driven by repayments made on the Term Loan Facility;
•Non-operating benefit income decreased $56 million primarily related to lower expected returns on plan assets;
•Other income – net increased $106 million primarily driven by the remeasurement of the Company’s 50% interest in NMP based on the cash consideration exchanged for acquiring the remaining 50% equity interest. For additional detail on the NMP acquisition, refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets”; and
•Provision for income taxes decreased $51 million primarily due to the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities and the use of tax attributes from updating our global structure following the Spin-Off. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $1,443 million and 14.8%, an increase of $20 million, but a decrease of 20 basis points, respectively. The decrease of Adjusted EBIT margin* was primarily due to the decrease in Gross profit as a percent of Total revenues, as discussed above.

Adjusted net income* was $951 million, an increase of $79 million primarily due to lower Provision for income taxes, the increase in operating income, excluding the impact of lower Spin-Off and separation costs, and lower Interest and other financial charges – net.

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

Segment EBIT	For the three months ended June 30					For the six months ended June 30
	2025	% of segment revenues	2024	% of segment revenues	% change	2025	% of segment revenues	2024	% of segment revenues	% change
Imaging	$188	8.5%	$208	9.6%	(10)%	$387	8.9%	$373	8.8%	3%
AVS	267	20.7%	255	20.5%	4%	528	20.9%	512	20.7%	3%
PCS	60	7.7%	78	10.1%	(23)%	108	7.0%	159	10.5%	(32)%
PDx	213	29.3%	200	31.2%	7%	418	30.7%	378	30.5%	11%

____________________
*Non-GAAP Financial Measure

For the three months ended June 30, 2025

•Imaging Segment EBIT was $188 million, a decrease of $20 million primarily due to cost inflation, including the impacts of incremental tariffs, partially offset by cost productivity;
•AVS Segment EBIT was $267 million, an increase of $11 million due to growth in sales volume and cost productivity, largely offset by cost inflation, including the impacts of incremental tariffs;
•PCS Segment EBIT was $60 million, a decrease of $18 million primarily due to cost inflation and unfavorable mix, partially offset by cost productivity; and
•PDx Segment EBIT was $213 million, an increase of $14 million due to an increase in price and growth in sales volume, partially offset by increased investment.

For the six months ended June 30, 2025

•Imaging Segment EBIT was $387 million, an increase of $13 million due to cost productivity, growth in sales volume, and an increase in price, partially offset by cost inflation, including the impacts of incremental tariffs;
•AVS Segment EBIT was $528 million, an increase of $15 million due to growth in sales volume and cost productivity, largely offset by cost inflation, including the impacts of incremental tariffs;
•PCS Segment EBIT was $108 million, a decrease of $51 million due to cost inflation and unfavorable mix; and
•PDx Segment EBIT was $418 million, an increase of $41 million due to an increase in price and growth in sales volume, partially offset by increased investment.

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

Organic Revenue*	For the three months ended June 30			For the six months ended June 30
	2025	2024	% change	2025	2024	% change
Imaging revenues	$2,204	$2,171	2%	$4,344	$4,233	3%
Less: Acquisitions(1)	—	—		14	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	15	—		(24)	—
Imaging Organic revenue*	$2,189	$2,171	1%	$4,354	$4,233	3%
AVS revenues	$1,289	$1,249	3%	$2,529	$2,475	2%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	11	—		(8)	—
AVS Organic revenue*	$1,279	$1,249	2%	$2,537	$2,475	2%
PCS revenues	$778	$772	1%	$1,531	$1,519	1%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	3	—		(3)	—
PCS Organic revenue*	$775	$772	—%	$1,535	$1,519	1%
PDx revenues	$729	$639	14%	$1,362	$1,238	10%
Less: Acquisitions(1)	53	2		53	2
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	7	—		(6)	—
PDx Organic revenue*	$669	$637	5%	$1,315	$1,236	6%
Other revenues	$6	$9	(39)%	$19	$24	(22)%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	—	—		—	—
Other Organic revenue*	$6	$9	(41)%	$19	$24	(22)%
Total revenues	$5,007	$4,839	3%	$9,784	$9,489	3%
Less: Acquisitions(1)	53	2		67	2
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	36	—		(42)	—
Organic revenue*	$4,917	$4,837	2%	$9,759	$9,487	3%

(1)	Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction.
(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

____________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the three months ended June 30			For the six months ended June 30
	2025	2024	% change	2025	2024	% change
Net income attributable to GE HealthCare	$486	$428	13%	$1,049	$802	31%
Add: Interest and other financial charges – net	113	131		224	254
Add: Non-operating benefit (income) costs	(73)	(101)		(148)	(204)
Less: Benefit (provision) for income taxes	(113)	(143)		(216)	(267)
Less: Net (income) loss attributable to noncontrolling interests	(14)	(7)		(39)	(21)
EBIT*	$653	$608	7%	$1,380	$1,140	21%
Add: Restructuring costs(1)	18	29		40	68
Add: Acquisition and disposition-related charges (benefits)(2)	7	(3)		15	(3)
Add: Spin-Off and separation costs(3)	5	67		29	126
Add: (Gain) loss on business and asset dispositions(4)	5	—		(5)	—
Add: Amortization of acquisition-related intangible assets	40	35		75	66
Add: Investment revaluation (gain) loss(5)	1	6		(92)	26
Adjusted EBIT*	$729	$742	(2)%	$1,443	$1,423	1%
Net income margin	9.7%	8.9%	80 bps	10.7%	8.5%	230 bps
Adjusted EBIT margin*	14.6%	15.3%	(80) bps	14.8%	15.0%	(20) bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
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
(5)
Primarily relates to valuation adjustments for equity investments and for the six months ended June 30, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

Adjusted Net Income*	For the three months ended June 30			For the six months ended June 30
	2025	2024	% change	2025	2024	% change
Net income attributable to GE HealthCare	$486	$428	13%	$1,049	$802	31%
Add: Non-operating benefit (income) costs	(73)	(101)		(148)	(204)
Add: Restructuring costs(1)	18	29		40	68
Add: Acquisition and disposition-related charges (benefits)(2)	7	(3)		15	(3)
Add: Spin-Off and separation costs(3)	5	67		34	126
Add: (Gain) loss on business and asset dispositions(4)	5	—		(5)	—
Add: Amortization of acquisition-related intangible assets	40	35		75	66
Add: Investment revaluation (gain) loss(5)	1	6		(92)	26
Add: Tax effect of reconciling items(6)	(1)	(10)		(1)	(24)
Add: Spin-Off and other tax adjustments(7)	—	9		(18)	14
Adjusted net income*	$487	$459	6%	$951	$872	9%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. An adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.
(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the six months ended June 30, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

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

____________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the three months ended June 30			For the six months ended June 30
(In dollars, except shares outstanding presented in millions)	2025	2024	$ change	2025	2024	$ change
Diluted earnings per share	$1.06	$0.93	$0.13	$2.29	$1.75	$0.54
Add: Non-operating benefit (income) costs	(0.16)	(0.22)		(0.32)	(0.44)
Add: Restructuring costs(1)	0.04	0.06		0.09	0.15
Add: Acquisition and disposition-related charges (benefits)(2)	0.02	(0.01)		0.03	(0.01)
Add: Spin-Off and separation costs(3)	0.01	0.15		0.07	0.28
Add: (Gain) loss on business and asset dispositions(4)	0.01	—		(0.01)	—
Add: Amortization of acquisition-related intangible assets	0.09	0.08		0.16	0.14
Add: Investment revaluation (gain) loss(5)	0.00	0.01		(0.20)	0.06
Add: Tax effect of reconciling items(6)	(0.00)	(0.02)		(0.00)	(0.05)
Add: Spin-Off and other tax adjustments(7)	—	0.02		(0.04)	0.03
Adjusted earnings per share*	$1.06	$1.00	$0.06	$2.07	$1.90	$0.17
Diluted weighted-average shares outstanding	458	459		459	459

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. An adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.
(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the six months ended June 30, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

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

Adjusted Tax Expense* and Adjusted ETR*	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Benefit (provision) for income taxes	$(113)	$(143)	$(216)	$(267)
Add: Tax effect of reconciling items(1)	(1)	(10)	(1)	(24)
Add: Spin-Off and other tax adjustments(2)	—	9	(18)	14
Adjusted tax expense*	$(114)	$(144)	$(235)	$(277)
Effective tax rate	18.4%	24.7%	16.6%	24.5%
Adjusted effective tax rate*	18.5%	23.6%	19.3%	23.7%

(1)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
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

Free Cash Flow*	For the six months ended June 30
	2025	2024	% change
Cash from (used for) operating activities	$344	$300	15%
Add: Additions to PP&E and internal-use software	(238)	(209)
Add: Dispositions of PP&E	—	—
Free cash flow*	$106	$92	15%
____________________
*Non-GAAP Financial Measure

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, our Cash, cash equivalents, and restricted cash balance in the Condensed Consolidated Statements of Financial Position was $3,763 million. We have historically generated positive cash flows from operating activities. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 8, “Borrowings.”

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the six months ended June 30
	2025	2024
Cash from (used for) operating activities	$344	$300
Cash from (used for) investing activities	(630)	(537)
Cash from (used for) financing activities	1,075	(210)
Free cash flow*	106	92

Operating Activities
Cash generated from operating activities in the six months ended June 30, 2025 was $344 million and included Net income of $1,088 million, adjusted for non-cash items including depreciation and amortization expense of $284 million, the gain on remeasurement of the NMP equity method investment of $97 million, and $930 million in net outflows from changes in assets and liabilities. The changes in assets and liabilities are primarily driven by compensation and benefit payments, company-funded benefit payments for postretirement benefit plans, an increase in inventories to meet business demand in the current trade environment, and a decrease in accounts payable, partially offset off by a decrease in current receivables primarily from collections.

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

Investing Activities
Cash used for investing activities in the six months ended June 30, 2025 was $630 million and primarily included purchases of businesses, net of cash acquired, of $279 million largely related to the acquisition of the remaining 50% interest in NMP, additions to PP&E of $238 million related mostly to new product introductions and manufacturing capacity expansion, and a payment of $178 million for settlement of cross-currency swaps that were designated in net investment hedges. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition and Note 12, “Financial Instruments and Fair Value Measurements” for additional information on the settlement of cross-currency swaps.

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

Financing Activities
Cash generated from financing activities in the six months ended June 30, 2025 was $1,075 million and primarily included $1,487 million of net proceeds from the issuance of $650 million aggregate principal amount of senior unsecured notes due in 2031 and $850 million aggregate principal amount of senior unsecured notes due in 2035, partially offset by repayment of $250 million of our outstanding Term Loan Facility, and repurchase of common stock for total consideration of $100 million. Refer to Note 8, “Borrowings” and Note 11, “Shareholders' Equity” for further information.

Cash used for financing activities in the six months ended June 30, 2024 was $210 million and primarily included a repayment of $150 million of our outstanding Term Loan Facility.

Free cash flow*
Free cash flow* was $106 million for the six months ended June 30, 2025 and included $344 million of cash generated from operating activities, partially offset by $238 million of cash used for additions to PP&E.

____________________
*Non-GAAP Financial Measure

Free cash flow* was $92 million for the six months ended June 30, 2024 and included $300 million of cash generated from operating activities, partially offset by $209 million of cash used for additions to PP&E.

Capital Expenditures
Cash used for capital expenditures was $238 million and $209 million for the six months ended June 30, 2025 and 2024, respectively. Capital expenditures were primarily for manufacturing capacity expansion, new product introductions, and equipment and tooling for new and existing products.

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

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt is supported by cash flows from our operations. As of June 30, 2025, we had $10,275 million of total debt compared to $8,951 million as of December 31, 2024. The increase in debt was due primarily to our issuance, in the second quarter of 2025, of $650 million aggregate principal amount of senior unsecured notes due in 2031 and $850 million aggregate principal amount of senior unsecured notes due in 2035, partially offset by a repayment of $250 million of the outstanding Term Loan Facility in the first quarter of 2025. We plan to use the net proceeds from the debt issuance referenced above, together with cash on hand, to repay the $1,500 million aggregate principal amount outstanding of the senior unsecured notes due in November 2025. Additional information on our debt and credit facilities, including definitions of the terms used above, is included in Note 8, “Borrowings.”

In addition to the Term Loan Facility, our credit facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $3,000 million expiring in March 2030, and a 364-day senior unsecured revolving facility that provides borrowings of up to $500 million expiring in March 2026. As of June 30, 2025, there were no outstanding borrowings on either of the two revolving facilities.

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens securing debt, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted consolidated net leverage ratio. As of June 30, 2025, we were in compliance with the covenant requirements, including the maximum consolidated net leverage ratio.

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

Our credit ratings as of July 23, 2025 are set forth in the table below and remain unchanged since the Spin-Off.

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

____________________
*Non-GAAP Financial Measure

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES.

	Total number of shares purchased	Average price paid per share (in dollars)(1)	Total number of shares purchased as part of publicly announced programs(2)	Approximate dollar value of shares that may yet be purchased under the programs(1)(2) (in millions)
April 1, 2025 - April 30, 2025	—	$—	—	$1,000
May 1, 2025 - May 31, 2025	1,427,360	70.06	1,427,360	900
June 1, 2025 - June 30, 2025	—	—	—	900
Total	1,427,360	$70.06	1,427,360	$900
(1) Amounts exclude transaction costs.
(2) On April 30, 2025, our Board of Directors authorized a share repurchase program (the “repurchase program”) pursuant to which GE HealthCare may repurchase up to $1,000 million of its common stock. The repurchase program does not have an expiration date.

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
4.1
Third Supplemental Indenture, dated as of June 9, 2025, between GE HealthCare Technologies Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025).

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
101
The following materials from GE HealthCare Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language); (1) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024; (2) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024; (3) Condensed Consolidated Statements of Financial Position as of June 30, 2025 and December 31, 2024; (4) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and 2024; (5) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE HealthCare Technologies Inc.
(Registrant)

July 30, 2025	/s/ George A. Newcomb
Date	George A. Newcomb, Controller & Chief Accounting Officer (authorized signatory)