Form 10-Q
period 2025-09-30
GE HealthCare Technologies Inc.
filed 2025-10-29
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 455,521,592 shares of common stock with a par value of $0.01 per share outstanding as of October 22, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income (Unaudited)
	For the three months ended September 30		For the nine months ended September 30
(In millions, except per share amounts)	2025	2024	2025	2024
Sales of products	$3,375	$3,201	$9,755	$9,454
Sales of services	1,769	1,662	5,172	4,899
Total revenues	5,143	4,863	14,927	14,353
Cost of products	2,270	2,033	6,392	6,045
Cost of services	884	805	2,549	2,378
Gross profit	1,990	2,026	5,987	5,930
Selling, general, and administrative	1,045	1,034	3,114	3,139
Research and development	292	316	937	967
Total operating expenses	1,337	1,350	4,051	4,106
Operating income	653	676	1,936	1,824
Interest and other financial charges – net	111	130	335	383
Non-operating benefit (income) costs	(75)	(102)	(222)	(306)
Other (income) expense – net	(26)	(9)	(124)	(1)
Income before income taxes	643	658	1,947	1,747
Benefit (provision) for income taxes	(179)	(168)	(395)	(435)
Net income	464	490	1,552	1,312
Net (income) loss attributable to noncontrolling interests	(18)	(19)	(57)	(40)
Net income attributable to GE HealthCare	$446	$470	$1,495	$1,272

Earnings per share attributable to GE HealthCare:
Basic	$0.98	$1.03	$3.27	$2.79
Diluted	0.98	1.02	3.26	2.77
Weighted-average number of shares outstanding:
Basic	456	457	457	456
Diluted	457	459	458	459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	For the three months ended September 30		For the nine months ended September 30
(In millions)	2025	2024	2025	2024
Net income attributable to GE HealthCare	$446	$470	$1,495	$1,272
Net income (loss) attributable to noncontrolling interests	18	19	57	40
Net income	464	490	1,552	1,312
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	(59)	177	419	70
Pension and Other Postretirement Plans – net of taxes	(29)	(67)	(177)	(138)
Cash flow hedges – net of taxes	17	(36)	(25)	(12)
Other comprehensive income (loss)	(71)	74	218	(80)
Comprehensive income (loss)	393	563	1,770	1,232
Less: Comprehensive income (loss) attributable to noncontrolling interests	13	19	52	40
Comprehensive income attributable to GE HealthCare	$380	$544	$1,718	$1,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
	As of
(In millions, except share and per share amounts)	September 30, 2025	December 31, 2024
Cash, cash equivalents, and restricted cash	$4,027	$2,889
Receivables – net of allowances of $108 and $103	3,734	3,566
Inventories	2,304	1,939
Contract and other deferred assets	1,125	974
All other current assets	702	532
Current assets	11,893	9,901
Property, plant, and equipment – net	3,010	2,550
Goodwill	13,441	13,136
Other intangible assets – net	1,163	1,078
Deferred income taxes	4,468	4,474
All other non-current assets	2,152	1,950
Total assets	$36,127	$33,089
Short-term borrowings	$2,005	$1,502
Accounts payable	2,987	3,035
Contract liabilities	2,002	1,943
Current compensation and benefits	1,542	1,521
All other current liabilities	1,536	1,552
Current liabilities	10,073	9,553
Long-term borrowings	8,277	7,449
Non-current compensation and benefits	5,287	5,583
Deferred income taxes	171	56
All other non-current liabilities	2,100	1,796
Total liabilities	25,907	24,437
Commitments and contingencies
Redeemable noncontrolling interests	204	188
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 458,619,612 shares issued as of September 30, 2025; 457,246,971 shares issued as of December 31, 2024	5	5
Treasury stock, at cost, 3,107,626 shares as of September 30, 2025 and 291,053 shares as of December 31, 2024	(225)	(25)
Additional paid-in capital	6,661	6,583
Retained earnings	4,709	3,262
Accumulated other comprehensive income (loss) – net	(1,156)	(1,379)
Total equity attributable to GE HealthCare	9,993	8,446
Noncontrolling interests	23	18
Total equity	10,016	8,464
Total liabilities, redeemable noncontrolling interests, and equity	$36,127	$33,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of June 30, 2025	458	$5	2	$(125)	$6,628	$4,295	$(1,090)	$21	$9,733
Issuance of shares under equity awards, net of shares withheld for taxes and other	—	—	—	—	(4)	—	—	—	(4)
Repurchase of common stock	—	—	1	(100)	—	—	—	—	(100)
Net income attributable to GE HealthCare	—	—	—	—	—	446	—	—	446
Dividends declared ($0.07 per common share)	—	—	—	—	—	(32)	—	—	(32)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	(66)	—	(66)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Share-based compensation	—	—	—	—	37	—	—	—	37
Balances as of September 30, 2025	459	$5	3	$(225)	$6,661	$4,709	$(1,156)	$23	$10,016

	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of June 30, 2024	457	$5	—	$—	$6,540	$2,101	$(845)	$16	$7,817
Issuance of shares under equity awards, net of shares withheld for taxes and other	—	—	—	(25)	(10)	—	—	—	(35)
Net income attributable to GE HealthCare	—	—	—	—	—	470	—	—	470
Dividends declared ($0.03 per common share)	—	—	—	—	—	(14)	—	—	(14)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	74	—	74
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Share-based compensation	—	—	—	—	21	—	—	—	21
Balances as of September 30, 2024	457	$5	—	$(25)	$6,551	$2,558	$(771)	$18	$8,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2024	457	$5	—	$(25)	$6,583	$3,262	$(1,379)	$18	$8,464
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	—	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	3	(200)	—	—	—	—	(200)
Net income attributable to GE HealthCare	—	—	—	—	—	1,495	—	—	1,495
Dividends declared ($0.105 per common share)	—	—	—	—	—	(48)	—	—	(48)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	223	—	223
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Share-based compensation	—	—	—	—	93	—	—	—	93
Balances as of September 30, 2025	459	$5	3	$(225)	$6,661	$4,709	$(1,156)	$23	$10,016

	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2023	455	$5	$—	$—	$6,493	$1,326	$(691)	$12	$7,145
Issuance of shares under equity awards, net of shares withheld for taxes and other	2	—	—	(25)	(34)	—	—	—	(59)
Net income attributable to GE HealthCare	—	—	—	—	—	1,272	—	—	1,272
Dividends declared ($0.09 per common share)	—	—	—	—	—	(41)	—	—	(41)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	(80)	—	(80)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	6	6
Share-based compensation	—	—	—	—	92	—	—	—	92
Balances as of September 30, 2024	457	$5	$—	$(25)	$6,551	$2,558	$(771)	$18	$8,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended September 30
(In millions)	2025	2024
Net income	$1,552	$1,312
Less: Income (loss) from discontinued operations, net of taxes	—	—
Net income from continuing operations	$1,552	$1,312
Adjustments to reconcile Net income to Cash from (used for) operating activities
Depreciation of property, plant, and equipment	213	203
Amortization of intangible assets	219	237
Gain on remeasurement of Nihon Medi-Physics equity method investment	(97)	—
Net periodic postretirement benefit plan (income) expense	(208)	(271)
Postretirement plan contributions	(260)	(257)
Share-based compensation	94	92
Provision for income taxes	395	435
Cash paid during the year for income taxes	(353)	(375)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	(6)	101
Inventories	(217)	(157)
Contract and other deferred assets	(111)	(33)
Accounts payable	(119)	(67)
Contract liabilities	1	(25)
Current compensation and benefits	(29)	(97)
All other operating activities – net	(136)	(57)
Cash from (used for) operating activities – continuing operations	937	1,042
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(348)	(299)
Purchases of businesses, net of cash acquired	(279)	(259)
Purchases of investments	(82)	(33)
All other investing activities – net	(69)	(83)
Cash from (used for) investing activities – continuing operations	(778)	(674)
Cash flows – financing activities
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	1,494	994
Repayments and other reductions (maturities longer than 90 days)	(265)	(162)
Dividends paid to stockholders	(48)	(41)
Repurchase of common stock	(200)	—
Proceeds from stock issued under employee benefit plans	25	31
Taxes paid related to net share settlement of equity awards	(41)	(90)
All other financing activities – net	(56)	(28)
Cash from (used for) financing activities – continuing operations	910	704
Cash from (used for) operating activities – discontinued operations	—	(4)
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	68	(2)
Increase (decrease) in cash, cash equivalents, and restricted cash	1,137	1,066
Cash, cash equivalents, and restricted cash at beginning of year	2,893	2,506
Cash, cash equivalents, and restricted cash at end of period	$4,030	$3,572

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(327)	$(339)
Non-cash investing activities
Acquired but unpaid property, plant, and equipment	$111	$72
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

The condensed consolidated financial statements (the “financial statements”) of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Operating results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The December 31, 2024 period presented on the Condensed Consolidated Statement of Financial Position was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Tables throughout this document are presented in millions of U.S. dollars unless otherwise stated and certain columns and rows may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts.

The financial statements and notes should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

On January 3, 2023, General Electric Company, which now operates as GE Aerospace (“GE”), completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). Following this transaction, GE continues to be considered a related party due to the nature of our relationship and board member affiliation. Net costs incurred with GE were not significant for the nine months ended September 30, 2025.

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation. Amounts due from related parties and due to related parties, which were previously shown on separate lines on the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Financial Position, were reclassified to Receivables, All other current assets, Accounts Payable, All other current liabilities, and All other operating activities – net as applicable. Additionally, gain on fair value remeasurement of contingent consideration amounts, which were previously shown on a separate line on the Condensed Consolidated Statements of Cash Flows, were reclassified to All other operating activities – net.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

We evaluate Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not included in our disclosures were assessed and determined to either be not applicable or are not expected to have a significant impact on our financial statements.

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

In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles - Goodwill and Other - Internal-Use Software (subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 updates the accounting for internal-use software by eliminating the concept of development stages. Under the updated guidance, software costs are capitalized once management has authorized and committed to funding the project, and it is probable the project will be completed and the software will be used to perform the function intended. The provisions of ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. We are currently evaluating the effect that ASU 2025-06 will have on our financial statements.

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

	As of
	September 30, 2025	December 31, 2024
Contract assets	$708	$589
Other deferred assets	417	385
Contract and other deferred assets	1,125	974
Non-current contract assets(1)	91	103
Non-current other deferred assets(1)	113	105
Total contract and other deferred assets	$1,329	$1,183
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

	As of
	September 30, 2025	December 31, 2024
Contract liabilities	$2,002	$1,943
Non-current contract liabilities(1)	775	686
Total contract liabilities	$2,777	$2,629
(1)Non-current contract liabilities are recognized within All other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $1,385 million and $1,381 million for the nine months ended September 30, 2025 and 2024, respectively.

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

	As of
	September 30, 2025	December 31, 2024
Products	$4,899	$4,755
Services	10,197	9,737
Total RPO	$15,096	$14,491

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

The Company’s organizational structure is based upon the availability of separate financial information that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) for the purpose of assessing performance and allocating resources. The Company’s CODM is our Chief Executive Officer. The CODM assesses segment performance using Total revenues and an earnings metric defined as “Segment EBIT.” Segment EBIT is calculated as income before income taxes in our Condensed Consolidated Statements of Income excluding the impact of the following: Interest and other financial charges – net, Non-operating benefit (income) costs, restructuring costs, acquisition and disposition-related benefits (charges), gain (loss) on business and asset dispositions, Spin-Off and separation costs, amortization of acquisition-related intangible assets, and investment revaluation gain (loss). Segment EBIT is also used in the annual budget and periodic forecasting processes and informs the CODM in decision making regarding the allocation of resources to the segments.

Total Revenues by Segment	For the three months ended September 30		For the nine months ended September 30
	2025	2024	2025	2024
Total Imaging	$2,349	$2,229	$6,693	$6,462
AVS:
Procedural Guidance	662	647	1,963	1,967
Specialized Ultrasound	638	569	1,866	1,725
Total AVS	1,301	1,216	3,829	3,692
PCS:
Monitoring Solutions	544	556	1,678	1,621
Life Support Solutions	187	223	583	677
Total PCS	731	779	2,262	2,298
Total PDx	749	625	2,110	1,862
Other(1)	15	15	33	39
Total revenues	$5,143	$4,863	$14,927	$14,353
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services (“HFS”) which does not meet the definition of an operating segment.

Significant Expenses by Segment	For the three months ended September 30		For the nine months ended September 30
	2025	2024	2025	2024
Imaging:
Cost of sales	$1,563	$1,387	$4,385	$4,118
Other segment items(1)	546	555	1,681	1,684
Total Imaging	$2,108	$1,942	$6,066	$5,802
AVS:
Cost of sales	$655	$608	$1,890	$1,817
Other segment items(1)	374	377	1,140	1,131
Total AVS	$1,029	$985	$3,030	$2,948
PCS:
Cost of sales	$503	$486	$1,490	$1,425
Other segment items(1)	201	211	636	632
Total PCS	$703	$697	$2,127	$2,057
PDx:
Cost of sales	$384	$312	$1,049	$921
Other segment items(1)	145	120	422	370
Total PDx	$529	$432	$1,472	$1,292
(1) Other segment items for each segment includes selling, general, administrative, research, and development related expenses, as well as other segment income and expenses.

Segment EBIT	For the three months ended September 30		For the nine months ended September 30
	2025	2024	2025	2024
Segment EBIT
Imaging	$240	$287	$627	$660
AVS	271	232	799	744
PCS	27	82	135	241
PDx	220	193	638	571
Other(1)	2	1	5	2
	761	795	2,205	2,217
Restructuring costs	(31)	(22)	(71)	(90)
Acquisition and disposition-related benefits (charges)	(9)	4	(24)	7
Gain (loss) on business and asset dispositions	—	(1)	5	—
Spin-Off and separation costs	(6)	(56)	(35)	(182)
Amortization of acquisition-related intangible assets	(41)	(34)	(116)	(100)
Investment revaluation gain (loss)	4	(1)	96	(26)
Interest and other financial charges – net	(111)	(130)	(335)	(383)
Non-operating benefit income (costs)	75	102	222	306
Income before income taxes	$643	$658	$1,947	$1,747
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

Depreciation and Amortization by Segment	For the three months ended September 30		For the nine months ended September 30
	2025	2024	2025	2024
Imaging	$57	$63	$172	$191
AVS	17	19	52	59
PCS	14	13	41	42
PDx	19	12	48	43

The Company does not report total assets by segment as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

NOTE 4. RECEIVABLES

Current Receivables	As of
	September 30, 2025	December 31, 2024
Current customer receivables(1)	$3,474	$3,382
Non-income based tax receivables	170	155
Other sundry receivables	198	133
Current sundry receivables	368	287
Allowance for credit losses	(108)	(103)
Total current receivables – net	$3,734	$3,566
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to Current customer receivables. Balances related to chargebacks were $118 million and $153 million as of September 30, 2025 and December 31, 2024, respectively.

Long-Term Receivables	As of
	September 30, 2025	December 31, 2024
Long-term customer receivables	$81	$59
Non-income based tax receivables	23	20
Other sundry receivables	91	68
Long-term sundry receivables	114	88
Allowance for credit losses	(7)	(5)
Total long-term receivables – net	$189	$142

Long-term receivables are recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

NOTE 5. FINANCING RECEIVABLES

Current financing receivables and non-current financing receivables are recognized within All other current assets and All other non-current assets, respectively, in the Condensed Consolidated Statements of Financial Position.

	As of
	September 30, 2025	December 31, 2024
Loans receivable, at amortized cost	$18	$23
Investment in finance leases, net of deferred income	77	69
Allowance for credit losses	(1)	(2)
Current financing receivables – net	$94	$90

Loans receivable, at amortized cost	$44	$35
Investment in finance leases, net of deferred income	153	152
Allowance for credit losses	(3)	(4)
Non-current financing receivables – net	$194	$183

As of September 30, 2025, 2%, 1%, and 1% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2024, 4%, 4%, and 3% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 6. LEASES

Operating lease liabilities recognized within All other current liabilities and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position were $419 million and $385 million as of September 30, 2025 and December 31, 2024, respectively. The total lease expense related to our operating lease portfolio was $63 million and $70 million for the three months ended September 30, 2025 and 2024, respectively, and $185 million and $189 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 7. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

PROPOSED ACQUISITION.
On September 10, 2025, we announced an agreement to acquire icometrix NV, a Belgium based company. The anticipated acquisition aligns with our precision care strategy with a goal of strengthening our portfolio of offerings in neurological care. The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions, including regulatory approval.
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
On March 31, 2025, the fair value of the Company’s existing 50% interest in NMP was determined to be $301 million based on the cash consideration exchanged for acquiring the remaining 50% equity interest. The carrying value of our 50% interest was $204 million. The Company recognized a net gain of $97 million resulting from this remeasurement to fair value. This gain included the reclassification of certain amounts related to the Company’s 50% interest out of Accumulated other comprehensive income (loss) – net (“AOCI”) including foreign currency translation gains of $63 million and losses related to a defined benefit pension plan of $8 million. The net gain from this remeasurement was recorded in Other (income) expense – net in the Company’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2025.

The following table provides a summary of the purchase price consideration transferred for the acquisition of NMP.

Purchase consideration
Cash consideration, net of cash acquired	$271
Fair value of previously held interest in NMP	301
Fair value of contingent consideration	5
Total allocable purchase price	$577

The preliminary fair values of the assets and liabilities assumed in connection with the acquisition of NMP are as follows.

Preliminary allocation
Receivables	$53
Inventories	10
All other current assets(1)	35
Property, plant, and equipment	244
Goodwill	236
Other intangible assets	238
All other non-current assets	39
Deferred income taxes	(73)
All other non-current liabilities	(177)
Other(2)	(28)
Total net assets post acquisition	$577
(1) All other current assets includes $35 million of indemnification assets, with the underlying indemnified liabilities recorded in All other non-current liabilities.
(2) Other includes Accounts payable, All other current liabilities, and Current compensation and benefits.

The allocation of purchase price of NMP to the tangible and intangible assets acquired and liabilities assumed, as reflected in the table above, is based on the Company’s preliminary allocations of their fair values. As of September 30, 2025, measurement period adjustments included changes to the purchase price allocation, resulting in a net increase of approximately $20 million to goodwill. The measurement period adjustments resulted primarily from adjustments to acquired intangibles and decommissioning liabilities based on facts and circumstances that existed as of the acquisition date. While all amounts remain subject to adjustments, the areas potentially subject to the most significant adjustments are decommissioning liabilities and deferred income taxes. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions.

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

Included in All other non-current liabilities are asset retirement obligations and decommissioning liabilities of $166 million, which were assumed in the transaction.

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

MIM Software
On April 1, 2024, the Company acquired 100% of the stock of MIM Software Inc. (“MIM Software”) for approximately $259 million, net of cash acquired of $11 million, and potential contingent payments valued at $13 million pertaining to achievement of certain milestones, for a total purchase price of $283 million. The acquisition included up to $23 million of other contingent payments based on service requirements. The acquisition was funded with cash on hand. This transaction was accounted for as a business combination. The purchase price allocation, which was finalized in the first quarter of 2025 without material adjustments, resulted in goodwill of $189 million, customer-related intangible assets of $52 million, developed technology intangible assets of $48 million, net deferred tax liabilities of $13 million, and other net assets of $7 million. The goodwill associated with the acquired business, recorded within the Imaging segment, is non-deductible for tax purposes and is attributed to expected synergies and commercial benefits from use of the MIM Software technology in our existing GE HealthCare portfolio. MIM Software is a global provider of medical imaging analysis and AI solutions for the practice of radiation oncology, molecular radiotherapy, diagnostic imaging, and urology at imaging centers, hospitals, specialty clinics, and research organizations worldwide.

If the acquisition of MIM Software had taken place as of the beginning of 2023, consolidated revenues and earnings would not have been significantly different from reported amounts.

GOODWILL.

	Imaging	AVS	PCS	PDx	Total
Balance at December 31, 2024	$3,581	$4,987	$2,035	$2,533	$13,136
Acquisitions(1)	6	—	—	236	243
Foreign currency exchange and other	18	33	6	5	62
Balance at September 30, 2025	$3,606	$5,020	$2,041	$2,774	$13,441
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

OTHER INTANGIBLE ASSETS.

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived assets
Customer-related	$285	$(37)	$248	$112	$(24)	$88
Patents and technology	2,669	(2,094)	576	2,593	(1,987)	606
Capitalized software	1,800	(1,555)	246	1,743	(1,437)	306
Trademarks and other	47	(31)	16	33	(29)	4
Total definite-lived assets	4,802	(3,717)	1,085	4,481	(3,477)	1,004
Indefinite-lived assets(1)	78	—	78	74	—	74
Total other intangible assets	$4,880	$(3,717)	$1,163	$4,555	$(3,477)	$1,078
(1) Indefinite-lived intangible assets relate to acquired IPR&D prior to project completion and are not amortized.

Amortization expense was $74 million and $77 million for the three months ended September 30, 2025 and 2024, respectively, and $219 million and $237 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 8. BORROWINGS

The Company’s borrowings include the senior unsecured notes and credit agreements detailed below.

Senior Unsecured Notes
In the second quarter of 2025, the Company issued $650 million of 4.800% senior unsecured notes due in 2031 and $850 million of 5.500% senior unsecured notes due in 2035. The non-economic terms of the newly issued senior unsecured notes are substantially similar to the terms of the Company’s existing senior unsecured notes. As of September 30, 2025, the Company’s borrowings include $9,750 million aggregate principal amount of senior unsecured notes in eight series with maturity dates ranging from 2025 through 2052 (collectively, the “Notes”). Refer to the table below for further information about the Notes.

Credit Facilities
In the first quarter of 2025, the Company terminated its existing five-year and 364-day senior unsecured revolving credit facilities. These were replaced with new five-year and 364-day senior unsecured revolving credit facilities in aggregate committed amounts of $3,000 million and $500 million, respectively. The terms of these new facilities are substantially similar to those of the terminated facilities.

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

There were no outstanding amounts under the five-year revolving credit facility and 364-day revolving credit facility, and there was $500 million and $750 million outstanding on the Term Loan Facility as of September 30, 2025 and December 31, 2024, respectively. In the first quarter of 2025, we repaid $250 million of the Term Loan Facility.

Borrowings Composition	As of
	September 30, 2025	December 31, 2024
5.600% senior notes due November 15, 2025	$1,500	$1,500
5.650% senior notes due November 15, 2027	1,750	1,750
4.800% senior notes due August 14, 2029	1,000	1,000
5.857% senior notes due March 15, 2030	1,250	1,250
4.800% senior notes due January 15, 2031	650	—
5.905% senior notes due November 22, 2032	1,750	1,750
5.500% senior notes due June 15, 2035	850	—
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Term Loan Facility due January 2, 2026	500	750
Other	25	36
Total principal debt issued	10,275	9,036
Less: Unamortized debt issuance costs and discounts	37	33
Add: Cumulative basis adjustment for fair value hedges	45	(51)
Total borrowings	10,282	8,951
Less: Short-term borrowings(1)	2,005	1,502
Long-term borrowings	$8,277	$7,449
(1) Short-term borrowings as of September 30, 2025 and December 31, 2024 includes $2,002 million and $1,500 million, respectively, related to the current portion of our long-term borrowings, net of unamortized debt issuance costs and discounts.

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of September 30, 2025 and December 31, 2024, the Company had bank guarantees and surety bonds of approximately $907 million and $784 million, respectively, related to certain commercial contracts. Additionally, we have issued approximately $24 million and $25 million of guarantees as of September 30, 2025 and December 31, 2024, respectively, primarily related to residual value and credit guarantees on equipment sold to third-party finance companies. Our Condensed Consolidated Statements of Financial Position reflect a liability of $3 million as of both September 30, 2025 and December 31, 2024 related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost.

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

Components of Expense (Income)
	U.S. Plans		International Plans		OPEB Plans
For the three months ended September 30,	2025	2024	2025	2024	2025	2024
Service cost – Operating	$1	$8	$5	$5	$1	$2
Interest cost	249	242	39	35	13	14
Expected return on plan assets	(287)	(299)	(39)	(49)	—	—
Amortization of net loss (gain)	(20)	(17)	5	3	(15)	(15)
Amortization of prior service cost (credit)	(3)	2	(1)	—	(20)	(22)
Special termination cost	—	—	—	—	—	—
Non-operating	$(60)	$(72)	$4	$(11)	$(21)	$(23)
Net periodic expense (income)	$(59)	$(64)	$10	$(6)	$(20)	$(21)

	U.S. Plans		International Plans		OPEB Plans
For the nine months ended September 30,	2025	2024	2025	2024	2025	2024
Service cost – Operating	$3	$24	$15	$15	$4	$6
Interest cost	746	726	113	105	39	41
Expected return on plan assets	(860)	(896)	(113)	(145)	—	—
Amortization of net loss (gain)	(60)	(51)	16	9	(44)	(45)
Amortization of prior service cost (credit)	(8)	6	(2)	—	(60)	(66)
Special termination cost	3	—	—	—	1	—
Non-operating	$(179)	$(215)	$14	$(31)	$(64)	$(70)
Net periodic expense (income)	$(176)	$(191)	$29	$(16)	$(60)	$(64)

In the nine months ended September 30, 2025, the Company made cash payments totaling $132 million to its U.S. Plans, $33 million to its International Plans, and $95 million to its OPEB Plans. As of September 30, 2025, the Company expects to make total cash contributions of approximately $350 million to these plans in 2025. The Company funds annually, at a minimum, the statutorily required minimum amount for our qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand.

Defined Contribution Plan
GE HealthCare sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan were $34 million and $27 million for the three months ended September 30, 2025 and 2024, respectively, and $118 million and $100 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 10. INCOME TAXES

Our effective income tax rate was 27.8% and 25.5% for the three months ended September 30, 2025 and 2024, respectively, and 20.3% and 24.9% for the nine months ended September 30, 2025 and 2024, respectively.

The tax rate for the three months ended September 30, 2025 is higher than the U.S. statutory rate primarily due to U.S. and foreign tax law changes, reconciling adjustments to recorded tax account balances, withholding taxes, geographic earnings mix, and state taxes, offset by the use of tax attributes from updating our global structure following the Spin-Off and research and development (“R&D”) benefits.

The tax rate for the nine months ended September 30, 2025 is lower than the U.S. statutory rate primarily due to foreign income tax reserve releases for tax years which are no longer subject to an assessment from the local taxing authorities, the use of tax attributes from updating our global structure following the Spin-Off, the remeasurement gain that was recorded due to the NMP acquisition which is not taxable, and R&D benefits, partially offset by withholding taxes, U.S. and foreign tax law changes, geographic earnings mix, reconciling adjustments to recorded tax account balances, and state taxes.

The tax rate for the three and nine months ended September 30, 2024 is higher than the U.S. statutory rate primarily due to geographic earnings mix, reconciling adjustments to recorded tax account balances associated with the Spin-Off, withholding taxes, and state taxes, partially offset by R&D benefits.
The Company is currently being audited in a number of jurisdictions for the tax years 2004-2024, including China, France, Germany, India, Japan, Norway, the United Kingdom, and the United States.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into U.S. law, which includes significant changes to the federal income tax system. The Company has recorded the OBBBA tax impacts in our provision for income taxes for the three and nine months ended September 30, 2025, none of which are material to our financial statements.

NOTE 11. SHAREHOLDERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET.

Changes in AOCI by component were as follows.

	For the three months ended September 30, 2025
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
June 30, 2025	$(1,495)	$428	$(23)	$(1,090)
Other comprehensive income (loss) before reclassifications – net of taxes of $5, $(4), and $(5)	(59)	12	27	(19)
Reclassifications from AOCI – net of taxes(2) of $—, $12, and $1	—	(41)	(11)	(51)
Other comprehensive income (loss)	(59)	(29)	17	(71)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(5)	—	—	(5)
September 30, 2025	$(1,549)	$399	$(7)	$(1,156)

	For the three months ended September 30, 2024
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
June 30, 2024	$(1,812)	$961	$6	$(845)
Other comprehensive income (loss) before reclassifications – net of taxes of $27, $8, and $10	177	(29)	(34)	114
Reclassifications from AOCI – net of taxes(2) of $—, $12, and $1	—	(38)	(3)	(41)
Other comprehensive income (loss)	177	(67)	(36)	74
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
September 30, 2024	$(1,635)	$894	$(30)	$(771)

	For the nine months ended September 30, 2025
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2024	$(1,973)	$576	$18	$(1,379)
Other comprehensive income (loss) before reclassifications – net of taxes of $64, $13, and $9	356	(46)	(21)	289
Reclassifications from AOCI – net of taxes(2)(3) of $—, $40, and $1	63	(131)	(4)	(71)
Other comprehensive income (loss)	419	(177)	(25)	218
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(5)	—	—	(5)
September 30, 2025	$(1,549)	$399	$(7)	$(1,156)

	For the nine months ended September 30, 2024
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2023	$(1,706)	$1,033	$(18)	$(691)
Other comprehensive income (loss) before reclassifications – net of taxes of $13, $7, and $3	70	(27)	(10)	33
Reclassifications from AOCI – net of taxes(2) of $—, $33, and $1	—	(111)	(3)	(114)
Other comprehensive income (loss)	70	(138)	(12)	(80)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
September 30, 2024	$(1,635)	$894	$(30)	$(771)
(1) The amount of Currency translation adjustments recognized in Other comprehensive income (loss) (“OCI”) during the three and nine months ended September 30, 2025 and 2024 included net gains (losses) relating to net investment hedges, as further discussed in Note 12, “Financial Instruments and Fair Value Measurements.”
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

SHARE REPURCHASES.

On April 30, 2025, our Board of Directors authorized a share repurchase program (the “repurchase program”) for up to $1,000 million of our common stock. The repurchase program does not have an expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company's discretion. During the three and nine months ended September 30, 2025, we repurchased 1.4 million shares and 2.8 million shares, respectively, under the repurchase program for total consideration of approximately $100 million and $200 million, respectively.

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

Cash Flow Hedges
For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings and to the same financial statement line item impacted by the hedged transaction. As of September 30, 2025, we expect to reclassify $3 million of pre-tax net deferred losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the impact on earnings of the related hedged transactions.

The cash flows associated with derivatives designated as cash flow hedges are recorded in All other operating activities – net in the Condensed Consolidated Statements of Cash Flows.

Net Investment Hedges
We use cross-currency interest rate swaps and foreign currency forward contracts in combination with foreign currency option contracts to hedge the foreign currency risk associated with our net investment in foreign operations. As of September 30, 2025, these contracts were designated as hedges of our net investment in foreign operations, primarily in Euro and Chinese Renminbi currencies.

The cash flows associated with derivatives designated as net investment hedges are recorded in All other investing activities – net in the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2025 and 2024, All other investing activities – net includes $178 million and $94 million, respectively, of payments for the settlement of cross-currency swaps that were designated as net investment hedges. Cash flows from the periodic interest settlements on the cross-currency swaps are recorded in All other operating activities – net in the Condensed Consolidated Statements of Cash Flows.

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

The following table presents the gross fair values of our outstanding derivative instruments.

Fair Value of Derivatives	September 30, 2025			December 31, 2024
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency forward contracts	$1,570	$28	$30	$1,210	$43	$11
Derivatives accounted for as cash flow hedges	1,570	28	30	1,210	43	11
Cross-currency swaps(1)	4,113	50	157	1,995	15	46
Foreign currency forward and options contracts	2,676	36	29	1,731	30	18
Derivatives accounted for as net investment hedges	6,789	86	186	3,726	45	64
Interest rate swaps(1)	2,700	44	7	2,700	—	51
Derivatives accounted for as fair value hedges	2,700	44	7	2,700	—	51
Foreign currency forward contracts	4,031	13	20	3,925	11	29
Other derivatives(1)(2)	355	51	8	370	47	—
Derivatives not designated as hedging instruments	4,386	63	27	4,294	57	29
Total derivatives	$15,444	$222	$250	$11,930	$145	$155
(1) As of September 30, 2025, accrued interest is included in the above fair value and is not considered material. As of December 31, 2024, accrued interest is excluded from the above fair value and is not considered material.
(2) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.

The following table presents amounts recorded in Long-term borrowings in the Condensed Consolidated Statements of Financial Position related to cumulative basis adjustment for fair value hedges.

	September 30, 2025		December 31, 2024
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term borrowings designated in fair value hedges	$2,740	$45	$2,644	$(51)

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

As of September 30, 2025 and December 31, 2024, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $96 million and $77 million, respectively.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the three months ended September 30		For the nine months ended September 30
	2025	2024	2025	2024
Cash flow hedges	$32	$(43)	$(29)	$(13)
Net investment hedges(1)	(24)	(116)	(278)	(57)
(1) Amounts recognized in OCI for excluded components for the periods presented were immaterial.

The tables below present the gains (losses) on our derivative financial instruments and hedging activity in the Condensed Consolidated Statements of Income.

Derivative Financial Instruments and Hedging Activity	For the three months ended September 30, 2025
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$9	$2	$—	$—	$—
Effects of cash flow hedges	9	2	—	—	—
Cross-currency swaps	—	—	—	11	—
Foreign currency forward and options contracts	—	—	—	6	—
Effects of net investment hedges(1)	—	—	—	17	—
Interest rate swaps(2)	—	—	—	3	—
Debt basis adjustment on Long-term borrowings	—	—	—	(7)	—
Effects of fair value hedges	—	—	—	(5)	—
Foreign currency forward contracts	(11)	(3)	—	—	—
Other derivatives(3)	—	—	4	—	12
Effects of derivatives not designated as hedging instruments	(11)	(3)	4	—	12

	For the three months ended September 30, 2024
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$3	$1	$—	$—	$—
Effects of cash flow hedges	3	1	—	—	—
Cross-currency swaps	—	—	—	7	—
Foreign currency forward and option contracts	—	—	—	4	—
Effects of net investment hedges(1)	—	—	—	11	—
Interest rate swaps(2)	—	—	—	76	—
Debt basis adjustment on Long-term borrowings	—	—	—	(84)	—
Effects of fair value hedges	—	—	—	(7)	—
Foreign currency forward contracts	28	7	—	—	—
Other derivatives(3)	—	—	2	—	5
Effects of derivatives not designated as hedging instruments	28	7	2	—	5

	For the nine months ended September 30, 2025
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$4	$1	$—	$—	$—
Effects of cash flow hedges	4	1	—	—	—
Cross-currency swaps	—	—	—	25	—
Foreign currency forward and options contracts	—	—	—	15	—
Effects of net investment hedges(1)	—	—	—	39	—
Interest rate swaps(2)	—	—	—	83	—
Debt basis adjustment on Long-term borrowings	—	—	—	(96)	—
Effects of fair value hedges	—	—	—	(13)	—
Foreign currency forward contracts	48	12	—	—	(2)
Other derivatives(3)	—	—	4	—	4
Effects of derivatives not designated as hedging instruments	48	12	4	—	2

	For the nine months ended September 30, 2024
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$3	$1	$—	$—	$—
Effects of cash flow hedges	3	1	—	—	—
Cross-currency swaps	—	—	—	24	—
Foreign currency forward and option contracts	—	—	—	8	—
Effects of net investment hedges(1)	—	—	—	32	—
Interest rate swaps(2)	—	—	—	11	—
Debt basis adjustment on Long-term borrowings	—	—	—	(31)	—
Effects of fair value hedges	—	—	—	(21)	—
Foreign currency forward contracts	21	5	—	—	—
Other derivatives(3)	—	—	7	—	28
Effects of derivatives not designated as hedging instruments	21	5	7	—	28
(1) Changes in fair value related to components other than the spot rate are excluded from effectiveness testing for the three and nine months ended September 30, 2025 and 2024.
(2) Amount includes interest expense on interest rate derivatives of $(5) million and $(7) million for the three months ended September 30, 2025 and 2024, respectively, and $(13) million and $(21) million for the nine months ended September 30, 2025 and 2024, respectively.
(3) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.
(4) Amounts are inclusive of gains (losses) in Other (income) expense – net in the Condensed Consolidated Statements of Income.

FAIR VALUE MEASUREMENTS.

The following table represents assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
	As of September 30, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$212	$—	$212	$—	$312	$—	$312
Investment securities	30	—	30	60	32	—	—	32
Derivatives	—	222	—	222	—	145	—	145
Liabilities:
Derivatives	—	250	—	250	—	155	—	155
Contingent consideration	—	—	29	29	—	—	34	34

Cash equivalents
As of September 30, 2025 and December 31, 2024, Cash, cash equivalents, and restricted cash of $4,027 million and $2,889 million, respectively, included money market funds of $212 million and $312 million, and other cash equivalents of $2,908 million and $1,573 million, respectively. The carrying values of the other cash equivalents approximates the fair value due to their short maturities and are valued using Level 1 or Level 2 inputs. Refer to Note 16, “Supplemental Financial Information” for further information.

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

Non-recurring fair value measurements
Changes in fair value measurements of assets and liabilities measured at fair value on a non-recurring basis, such as equity method investments, equity investments without readily determinable fair value, financing receivables, and long-lived assets, were not material for the nine months ended September 30, 2025 and 2024, with the exception of the gain on fair value measurement of the NMP equity method investment as described in Note 7, “Acquisitions, Goodwill, and Other Intangible Assets.”

Fair value of other financial instruments
The estimated fair value of borrowings as of September 30, 2025 and December 31, 2024 was $10,873 million and $9,374 million, respectively, compared to a carrying value (which only includes a reduction for unamortized debt issuance costs and discounts and cumulative basis adjustment) of $10,282 million and $8,951 million, respectively. The fair value of our borrowings includes accrued interest and is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 8, “Borrowings” and Note 16, “Supplemental Financial Information” for further information.

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

	For the nine months ended September 30
	2025	2024
Balance at beginning of period	$168	$192
Current-year provisions	150	143
Expenditures	(163)	(166)
Foreign currency exchange and other	6	(1)
Balance at end of period	$160	$168

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

NOTE 14. RESTRUCTURING ACTIVITIES

Restructuring activities are essential to optimize the business operating model for GE HealthCare and mostly involve workforce reductions, organizational realignments, and revisions to our real estate footprint. Specifically, restructuring charges (gains) primarily include employee-related termination benefits associated with workforce reductions, facility exit costs, asset write-downs, and cease-use costs. For segment reporting, restructuring activities are not allocated.

Net expenses for restructuring initiatives committed to by management through September 30, 2025 are included in the table below.

	For the three months ended September 30		For the nine months ended September 30
	2025	2024	2025	2024
Employee termination costs	$30	$19	$62	$61
Facility and other exit costs	1	2	3	15
Asset write-downs	—	1	6	14
Total restructuring activities – net	$31	$22	$71	$90

These restructuring initiatives are expected to result in additional expenses of approximately $24 million, to be incurred primarily over the next 12 months, substantially related to employee-related termination benefits and asset write-downs. Restructuring expenses (gains) are recognized within Cost of products, Cost of services, or SG&A, as appropriate, in the Condensed Consolidated Statements of Income.

Liabilities related to restructuring are recognized within Current compensation and benefits, All other current liabilities, Non-current compensation and benefits, and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The activity related to our restructuring liabilities follows.

	Employee termination costs	Facility and other exit costs	Total
Balance at December 31, 2024	$67	$18	$86
Charges	59	3	62
Payments and other adjustments	(48)	(11)	(59)
Balance at September 30, 2025	$78	$11	$89

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

Earnings Per Share	For the three months ended September 30		For the nine months ended September 30
(In millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$464	$490	$1,552	$1,312
Net (income) loss attributable to noncontrolling interests	(18)	(19)	(57)	(40)
Net income attributable to GE HealthCare	$446	$470	$1,495	$1,272
Denominator:
Basic weighted-average shares outstanding	456	457	457	456
Dilutive effect of common stock equivalents	1	2	1	2
Diluted weighted-average shares outstanding	457	459	458	459
Basic earnings per share	$0.98	$1.03	$3.27	$2.79
Diluted earnings per share	0.98	1.02	3.26	2.77
Antidilutive securities(1)	4	2	4	4
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents(1)	$4,005	$2,874
Short-term restricted cash	22	16
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Financial Position	4,027	2,889
Long-term restricted cash(2)	3	3
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Cash Flows	$4,030	$2,893
(1) The increase in Cash and cash equivalents was primarily due to proceeds from the issuance of senior unsecured notes by the Company in the second quarter of 2025. Refer to Note 8, “Borrowings” for further information.
(2) Long-term restricted cash is recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

INVENTORIES.

	As of
	September 30, 2025	December 31, 2024
Raw materials	$1,011	$921
Work in process	101	92
Finished goods	1,191	926
Inventories	$2,304	$1,939

Certain inventory items are long-term in nature and therefore have been recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position and are not reflected in the table above. See the supplemental table “All Other Non-Current Assets” for further information.

PROPERTY, PLANT, AND EQUIPMENT – NET.

	As of
	September 30, 2025	December 31, 2024
Land and improvements	$150	$66
Buildings, structures, and related equipment	2,191	1,943
Machinery and equipment	2,995	2,705
Leasehold improvements and manufacturing plants under construction	556	553
Total property, plant, and equipment, at original cost	5,892	5,267
Accumulated depreciation	(3,291)	(3,080)
Right-of-use operating lease assets, net of amortization	409	364
Property, plant, and equipment – net	$3,010	$2,550

ALL OTHER ASSETS AND ALL OTHER LIABILITIES.

All Other Current Assets	As of
	September 30, 2025	December 31, 2024
Prepaid expenses and deferred costs	$235	$188
Financing receivables – net	94	90
Derivative instruments(1)	142	123
Tax receivables	145	115
Other(2)	86	16
All other current assets	$702	$532
(1) Derivative instruments include the related accrued interest. Refer to Note 12, “Financial Instruments and Fair Value Measurements” for further information.
(2) As of September 30, 2025, Other primarily consists of indemnity assets associated with the NMP acquisition and separation agreements with GE. These amounts were not material as of December 31, 2024.

All Other Non-Current Assets	As of
	September 30, 2025	December 31, 2024
Prepaid pension asset	$770	$657
Equity method and other investments	302	373
Financing receivables – net	194	183
Long-term receivables – net	189	142
Inventories	140	139
Contract and other deferred assets	204	208
Capitalized cloud computing arrangement implementation costs	171	84
Other(1)	181	164
All other non-current assets	$2,152	$1,950
(1) Other primarily consists of derivative instruments, indemnity assets associated with separation agreements with GE, and tax receivables.

All Other Current Liabilities	As of
	September 30, 2025	December 31, 2024
Sales allowances and related liabilities	$228	$242
Income and indirect tax liabilities including uncertain tax positions	228	279
Product warranties	160	168
Accrued logistics and utilities	187	163
Operating lease liabilities	134	115
Derivative instruments(1)	72	90
Interest payable on borrowings	166	92
Environmental and asset retirement obligations	12	17
Other(2)	349	386
All other current liabilities	$1,536	$1,552
(1) Derivative instruments include the related accrued interest. Refer to Note 12, “Financial Instruments and Fair Value Measurements” for further information.
(2) Other primarily consists of miscellaneous accrued costs, dividends payable, and contingent consideration liabilities.

All Other Non-Current Liabilities	As of
	September 30, 2025	December 31, 2024
Contract liabilities	$775	$686
Operating lease liabilities	285	270
Environmental and asset retirement obligations(1)	459	291
Income and indirect tax liabilities including uncertain tax positions	155	237
Derivative instruments(2)	179	64
Finance lease obligations	43	40
Sales allowances and related liabilities	23	23
Other(3)	183	184
All other non-current liabilities	$2,100	$1,796
(1) The increase in Environmental and asset retirement obligations is primarily driven by $166 million in asset retirement obligations and decommissioning liabilities assumed as part of the NMP acquisition. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for further information.
(2) Derivative instruments include the related accrued interest. Refer to Note 12, “Financial Instruments and Fair Value Measurements” for further information.
(3) Other primarily consists of miscellaneous accrued costs, indemnity liabilities associated with separation agreements with GE, and contingent consideration liabilities.

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

Included within Accounts payable in the Condensed Consolidated Statements of Financial Position as of September 30, 2025 and December 31, 2024 were $344 million and $394 million, respectively, of confirmed supplier invoices that are outstanding and subject to third-party programs.

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

Activity attributable to redeemable noncontrolling interests is presented below.

	For the nine months ended September 30
	2025	2024
Balance at beginning of period	$188	$165
Net income attributable to redeemable noncontrolling interests	54	35
Distributions to redeemable noncontrolling interests and other	(37)	(23)
Balance at end of period	$204	$177

OTHER INCOME (EXPENSE) – NET.

	For the three months ended September 30		For the nine months ended September 30
	2025	2024	2025	2024
Net financing income and investment income (loss)	$12	$5	$17	$(11)
Equity method income (loss)	—	2	3	5
Change in fair value of assumed obligations	(6)	(9)	(24)	(26)
Gain on remeasurement of NMP equity method investment(1)	—	—	97	—
Other items, net(2)	21	11	32	33
Total other income (expense) – net	$26	$9	$124	$1
(1) Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.
(2) Other items, net primarily consists of a mix of licensing and royalty income, government grants, lease income, change in tax indemnities, and gains and losses related to derivatives. Additionally, for the nine months ended September 30, 2025 it includes a realization of a gain contingency recorded in the first quarter of 2025.

NOTE 17. SUBSEQUENT EVENTS

On October 15, 2025, we repaid $1,500 million aggregate principal amount of 5.600% senior unsecured notes due November 2025 using proceeds from a previous debt issuance and available cash on hand. The notes were redeemed prior to maturity at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest up to, but excluding, the redemption date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial results should be read in conjunction with the condensed consolidated financial statements and corresponding notes (the “financial statements”) included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provide information management believes to be relevant to understanding the financial results of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) for the three and nine months ended September 30, 2025 and 2024. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances; see “Forward-Looking Statements.” Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

GE HealthCare’s operations are organized and managed through four reportable segments: Imaging, Advanced Visualization Solutions (“AVS”), Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”), and we assessed their performance using Segment revenues and Segment EBIT. For additional information on our segments, refer to Note 3, “Segment Information.”

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

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Global Trade and Macroeconomic Environment
Throughout 2025, the U.S. has imposed a variety of new tariffs on most imports from all countries in the world. This in turn prompted several countries to announce tariffs on U.S. imports. While the situation continues to be fluid, tariffs materially impacted our current year profitability and cash flows, primarily the bilateral U.S. and Chinese tariffs and U.S. tariffs on all other global import suppliers. Should the tariffs continue at formally communicated levels, we expect to continue to see a material impact to our financial results through the incurrence of additional costs. Additional tariffs or other trade restrictions by the U.S. or other countries where we do significant business, or other restrictions on specific industries, such as pharmaceuticals, could further materially impact our results in the future. While we are taking actions to mitigate the impact of tariffs, we do not expect to be able to fully offset the additional costs or other negative impacts resulting from the tariffs.

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

China Market
We continue to monitor developments in the market in China. In March 2024, the government in China announced a stimulus program (“2024 stimulus”) that includes the healthcare sector and is being implemented through China’s provinces. We expect the 2024 stimulus program will result in opportunities for our business in China in the longer term, but it has had short-term impacts as provinces develop and announce their plans and customers begin to make purchasing decisions, which has progressed slower than originally anticipated. We expect these delays to continue to impact our orders and revenues in the near term, although we are unable to predict the exact duration or magnitude of the impact. We believe the focus of government policy in China on expanding access to healthcare should benefit our business in China in the long term.

Russia and Ukraine Conflict
We had $241 million and $162 million of assets in, or directly related to, Russia and Ukraine as of September 30, 2025 and December 31, 2024, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $209 million and $243 million from customers in these two countries for the nine months ended September 30, 2025 and 2024, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. Under the current U.S. Department of Commerce regulations, we are permitted to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which has eliminated the need for us to obtain individual U.S. licenses in most cases; however, licenses still may be needed for some transactions. The European Union and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. The implementation of these measures affected our ability to supply customers in Russia during the nine months ended September 30, 2025 and 2024 and will continue to do so as we confirm applicability of the U.S. License Exception to our transactions and continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we applied, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. We will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

Geopolitical Conflicts
Geopolitical instability, including recent conflicts in the Middle East, could adversely impact our operations, supply chains, and logistics. These events may result in increased costs, delays in product deliveries, and challenges in maintaining service levels in affected areas. While these events have not materially impacted our operations, we continue to monitor these developments closely.

Recent U.S. Legislation
On July 4, 2025, the One Big Beautiful Bill Act was signed into U.S. law, which includes, among other things, significant changes to the federal income tax system, as well as U.S. healthcare policy. While the changes did not have a material impact to the Company’s tax provision for the three months ended September 30, 2025, we continue to evaluate the non-income tax impacts on our business.

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

____________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented.

Condensed Consolidated Statements of Income (Unaudited)	For the three months ended September 30		For the nine months ended September 30
	2025	2024	2025	2024
Sales of products	$3,375	$3,201	$9,755	$9,454
Sales of services	1,769	1,662	5,172	4,899
Total revenues	5,143	4,863	14,927	14,353
Cost of products	2,270	2,033	6,392	6,045
Cost of services	884	805	2,549	2,378
Gross profit	1,990	2,026	5,987	5,930
Selling, general, and administrative	1,045	1,034	3,114	3,139
Research and development	292	316	937	967
Total operating expenses	1,337	1,350	4,051	4,106
Operating income	653	676	1,936	1,824
Interest and other financial charges – net	111	130	335	383
Non-operating benefit (income) costs	(75)	(102)	(222)	(306)
Other (income) expense – net	(26)	(9)	(124)	(1)
Income before income taxes	643	658	1,947	1,747
Benefit (provision) for income taxes	(179)	(168)	(395)	(435)
Net income	464	490	1,552	1,312
Net (income) loss attributable to noncontrolling interests	(18)	(19)	(57)	(40)
Net income attributable to GE HealthCare	$446	$470	$1,495	$1,272

TOTAL REVENUES.

Revenues by Segment	For the three months ended September 30				For the nine months ended September 30
	2025	2024	% change	% organic* change	2025	2024	% change	% organic* change
Segment revenues
Imaging	$2,349	$2,229	5%	4%	$6,693	$6,462	4%	3%
AVS	1,301	1,216	7%	6%	3,829	3,692	4%	4%
PCS	731	779	(6)%	(7)%	2,262	2,298	(2)%	(2)%
PDx	749	625	20%	10%	2,110	1,862	13%	7%
Other(1)	15	15			33	39
Total revenues	$5,143	$4,863	6%	4%	$14,927	$14,353	4%	3%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services which does not meet the definition of an operating segment.

Revenues by Region	For the three months ended September 30			For the nine months ended September 30
	2025	2024	% change	2025	2024	% change
United States and Canada (“USCAN”)	$2,358	$2,246	5%	$6,934	$6,582	5%
Europe, the Middle East, and Africa (“EMEA”)	1,360	1,237	10%	3,802	3,617	5%
China region	547	564	(3)%	1,704	1,745	(2)%
Rest of World	879	816	8%	2,487	2,408	3%
Total revenues	$5,143	$4,863	6%	$14,927	$14,353	4%

For the three months ended September 30, 2025
Total revenues were $5,143 million, growing 6% as reported and 4% organically*. Sales of products increased 5% or $174 million primarily driven by strong growth in PDx, Imaging, and AVS revenues. Sales of services increased 6% or $107 million primarily driven by growth in new and existing customer contractual agreements.
____________________
*Non-GAAP Financial Measure

The segment revenues were as follows:

•Imaging segment revenues were $2,349 million, growing 5% or $120 million, led by growth in the EMEA and USCAN regions;
•AVS segment revenues were $1,301 million, growing 7% or $84 million, with strength in the U.S. market;
•PCS segment revenues were $731 million, decreasing 6% or $48 million, primarily driven by a product hold; and
•PDx segment revenues were $749 million, growing 20% or $124 million as reported, driven by the acquisition of Nihon Medi-Physics Co., Ltd. (“NMP”) and an increase in Organic revenue*. Organic revenue* grew 10% driven by continued growth in volume and price.

The regional revenues were as follows:

•USCAN revenues were $2,358 million, growing 5% or $112 million with growth across AVS, PDx, and Imaging segment revenues, partially offset by a decline in PCS revenues;
•EMEA revenues were $1,360 million, growing 10% or $123 million, with growth in Imaging, AVS, and PDx revenues, as well as favorable foreign currency impacts;
•China region revenues were $547 million, decreasing 3% or $17 million due to a decrease in AVS and PCS revenues, partially offset by growth in PDx revenues; and
•Rest of World revenues were $879 million, growing 8% or $63 million due to growth in PDx revenues, inclusive of NMP revenues, and Imaging revenues.

For the nine months ended September 30, 2025
Total revenues were $14,927 million, growing 4% as reported and 3% organically*. Sales of products increased 3% or $301 million primarily driven by strong growth in PDx, AVS, and Imaging revenues. Sales of services increased 6% or $274 million primarily driven by growth in new and existing customer contractual agreements.
The segment revenues were as follows:

•Imaging segment revenues were $6,693 million, growing 4% or $231 million, with growth in the USCAN and EMEA regions, partially offset by continued pressure in the China market;
•AVS segment revenues were $3,829 million, growing 4% or $138 million with strength in the U.S. market, partially offset by continued pressure in the China market;
•PCS segment revenues were $2,262 million, decreasing 2% or $36 million, largely driven by a challenging year-over-year comparison in Life Support Solutions; and
•PDx segment revenues were $2,110 million, growing 13% or $248 million as reported, driven by the acquisition of NMP and an increase in Organic revenue*. Organic revenue* grew 7% driven by continued growth in volume and price.

The regional revenues were as follows:

•USCAN revenues were $6,934 million, growing 5% or $352 million with growth across AVS, Imaging, and PDx segment revenues, partially offset by a decline in PCS revenues;
•EMEA revenues were $3,802 million, growing 5% or $185 million with growth in Imaging, PDx, and AVS revenues, as well as favorable foreign currency impacts;
•China region revenues were $1,704 million, decreasing 2% or $41 million with declines in Imaging, AVS, and PCS revenues partially offset by growth in PDx revenues; and
•Rest of World revenues were $2,487 million, growing 3% or $79 million with growth in PDx revenues, inclusive of NMP revenues, partially offset by unfavorable foreign currency impacts.

____________________
*Non-GAAP Financial Measure

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the three months ended September 30					For the nine months ended September 30
	2025	% of Total revenues	2024	% of Total revenues	% change	2025	% of Total revenues	2024	% of Total revenues	% change
Operating income	$653	12.7%	$676	13.9%	(3)%	$1,936	13.0%	$1,824	12.7%	6%
Net income attributable to GE HealthCare	446	8.7%	470	9.7%	(5)%	1,495	10.0%	1,272	8.9%	18%
Adjusted EBIT*	761	14.8%	795	16.3%	(4)%	2,205	14.8%	2,217	15.4%	(1)%
Adjusted net income*	490	9.5%	521	10.7%	(6)%	1,441	9.7%	1,393	9.7%	3%

For the three months ended September 30, 2025

Operating income was $653 million, a decrease of $23 million and 120 basis points as a percent of Total revenues. The decrease was due to the following factors:

•Gross profit decreased $36 million or 300 basis points as a percent of Total revenues primarily due to an increase in both Cost of products sold and Cost of services sold as a percent of Total revenues. Cost of products sold increased $237 million or 380 basis points as a percent of Sales of products. The increase as a percent of sales was driven primarily by cost inflation, including the impact of incremental tariffs, and investment in design follow-through. Cost of services sold increased $79 million or 160 basis points as a percent of Sales of services. The increase as a percent of sales was driven by unfavorable mix within our service offerings and cost inflation, including the impact of incremental tariffs, partially offset by an increase in pricing of our service offerings. Included in our total cost of revenues as part of our product investment was $134 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $102 million for the prior year comparable period; and
•Total operating expenses decreased $13 million primarily due to a decrease in Research and development (“R&D”) of $25 million, driven by certain programs achieving development milestones resulting in costs to be reported under cost of revenues, partially offset by an increase in Selling, general, and administrative (“SG&A”) expense of $11 million, primarily driven by increased investment in our commercial teams and the acquisition of NMP, largely offset by a decrease in Spin-Off and separation costs. R&D as a percentage of Total revenues decreased by 80 basis points and SG&A as a percentage of Total revenues decreased by 90 basis points.

Net income attributable to GE HealthCare and Net income margin were $446 million and 8.7%, a decrease of $24 million and 100 basis points, respectively, primarily due to the following factors:

•Operating income decreased $23 million, as discussed above;
•Interest and other financial charges – net decreased $19 million primarily driven by debt repayment and continued optimization;
•Non-operating benefit income decreased $27 million primarily due to lower expected returns on plan assets;
•Other income – net increased $17 million primarily driven by an increase in Net financing income and investment income (loss) as disclosed in Note 16, “Supplemental Financial Information”; and
•Provision for income taxes increased $11 million primarily due to U.S. and foreign tax law changes offset by the use of tax attributes from updating our global structure following the Spin-Off. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $761 million and 14.8%, a decrease of $33 million and 150 basis points, respectively, primarily due to a decrease in Operating income, as discussed above.

Adjusted net income* was $490 million, a decrease of $31 million primarily due to a decrease in Operating income and higher Provision for income taxes, partially offset by lower Interest and other financial charges – net.

For the nine months ended September 30, 2025

Operating income was $1,936 million, an increase of $112 million and 30 basis points as a percent of Total revenues. The increase was due to the following factors:

____________________
*Non-GAAP Financial Measure

•Gross profit increased $57 million, but decreased 120 basis points as a percent of Total revenues primarily due to an increase in both Cost of products and Cost of services as a percent of Total revenues. Cost of products sold increased $347 million or 160 basis points as a percent of Sales of products. The increase as a percent of sales was driven by cost inflation, including the impact of incremental tariffs, and investment in design follow-through, partially offset by cost productivity. Cost of services sold increased $170 million or 70 basis points as a percent of Sales of services. The increase as a percent of sales was driven by unfavorable mix within our service offerings, and cost inflation, including the impact of incremental tariffs, partially offset by an increase in pricing of our service offerings. Included in our total cost of revenues as part of our product investment was $357 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $305 million for the prior year comparable period; and
•Total operating expenses decreased $55 million, with a decrease in R&D investments of $30 million, driven by certain programs achieving development milestones resulting in costs to be reported under cost of revenues, and a decrease in SG&A expense of $25 million primarily driven by a decrease in Spin-Off and separation costs, partially offset by increased investment in our commercial teams and the acquisition of NMP. R&D as a percentage of Total revenues decreased by 50 basis points and SG&A as a percentage of Total revenues decreased by 100 basis points.

Net income attributable to GE HealthCare and Net income margin were $1,495 million and 10.0%, an increase of $223 million and 120 basis points, respectively, primarily due to the following factors:

•Operating income increased $112 million, as discussed above;
•Interest and other financial charges – net decreased $49 million primarily driven by debt repayment and continued optimization;
•Non-operating benefit income decreased $83 million primarily related to lower expected returns on plan assets;
•Other income – net increased $123 million primarily driven by the remeasurement of the Company’s 50% interest in NMP based on the cash consideration exchanged for acquiring the remaining 50% equity interest. For additional detail on the NMP acquisition, refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets”; and
•Provision for income taxes decreased $39 million primarily due to foreign income tax reserve releases for tax years which are no longer subject to an assessment from the local taxing authorities and the use of tax attributes from updating our global structure following the Spin-Off, offset by U.S. and foreign tax law changes. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $2,205 million and 14.8%, a decrease of $13 million and 70 basis points, respectively, primarily due to an increase in Total operating expenses, excluding the impact of Spin-Off and separation costs, partially offset by an increase in Gross profit, as discussed above.

Adjusted net income* was $1,441 million, an increase of $48 million primarily due to lower Interest and other financial charges – net and lower Provision for income taxes, partially offset by a decrease in operating income when excluding the impact of lower Spin-Off and separation costs.

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

Segment EBIT	For the three months ended September 30					For the nine months ended September 30
	2025	% of segment revenues	2024	% of segment revenues	% change	2025	% of segment revenues	2024	% of segment revenues	% change
Imaging	$240	10.2%	$287	12.9%	(16)%	$627	9.4%	$660	10.2%	(5)%
AVS	271	20.9%	232	19.0%	17%	799	20.9%	744	20.2%	7%
PCS	27	3.7%	82	10.6%	(67)%	135	6.0%	241	10.5%	(44)%
PDx	220	29.4%	193	30.9%	14%	638	30.3%	571	30.6%	12%

____________________
*Non-GAAP Financial Measure

For the three months ended September 30, 2025

•Imaging Segment EBIT was $240 million, a decrease of $46 million due to cost inflation, including the impact of incremental tariffs, partially offset by a growth in sales volume;
•AVS Segment EBIT was $271 million, an increase of $40 million due to growth in sales volume and cost productivity, partially offset by cost inflation, including the impact of incremental tariffs;
•PCS Segment EBIT was $27 million, a decrease of $55 million due to a decline in sales volume, cost inflation, including the impact of incremental tariffs, and unfavorable mix; and
•PDx Segment EBIT was $220 million, an increase of $27 million due to an increase in price and growth in sales volume, partially offset by increased investment.

For the nine months ended September 30, 2025

•Imaging Segment EBIT was $627 million, a decrease of $33 million due to cost inflation, including the impact of incremental tariffs, partially offset by a growth in sales volume, cost productivity, and an increase in price;
•AVS Segment EBIT was $799 million, an increase of $55 million due to growth in sales volume and cost productivity, partially offset by cost inflation, including the impact of incremental tariffs;
•PCS Segment EBIT was $135 million, a decrease of $106 million due to cost inflation, including the impact of incremental tariffs, unfavorable mix, and a decline in sales volume; and
•PDx Segment EBIT was $638 million, an increase of $68 million due to an increase in price and growth in sales volume, partially offset by increased investment.

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

We report EBIT, Adjusted EBIT, Adjusted EBIT margin, Adjusted net income, and Adjusted earnings per share to provide management and investors with an additional understanding of our business by highlighting the results from ongoing operations and the underlying profitability factors, on a normalized basis. To calculate these measures we exclude, and reflect in the detailed reconciliations below, the following adjustments as applicable: Interest and other financial charges – net, Net (income) loss attributable to noncontrolling interests, Non-operating benefit (income) costs, Benefit (provision) for income taxes and certain tax related adjustments, and certain non-recurring and/or non-cash items. We may from time to time consider excluding other non-recurring items to enhance comparability between periods. Adjusted EBIT margin is calculated by taking Adjusted EBIT divided by Total revenues for the same period.

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

Organic Revenue*	For the three months ended September 30			For the nine months ended September 30
	2025	2024	% change	2025	2024	% change
Imaging revenues	$2,349	$2,229	5%	$6,693	$6,462	4%
Less: Acquisitions(1)	—	—		14	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	27	—		3	—
Imaging Organic revenue*	$2,322	$2,229	4%	$6,676	$6,462	3%
AVS revenues	$1,301	$1,216	7%	$3,829	$3,692	4%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	14	—		6	—
AVS Organic revenue*	$1,286	$1,216	6%	$3,823	$3,692	4%
PCS revenues	$731	$779	(6)%	$2,262	$2,298	(2)%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	4	—		1	—
PCS Organic revenue*	$727	$779	(7)%	$2,261	$2,298	(2)%
PDx revenues	$749	$625	20%	$2,110	$1,862	13%
Less: Acquisitions(1)	51	1		104	3
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	15	—		8	—
PDx Organic revenue*	$683	$623	10%	$1,998	$1,859	7%
Other revenues	$15	$15	(1)%	$33	$39	(14)%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	—	—		—	—
Other Organic revenue*	$14	$15	(3)%	$33	$39	(15)%
Total revenues	$5,143	$4,863	6%	$14,927	$14,353	4%
Less: Acquisitions(1)	51	1		117	3
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	60	—		18	—
Organic revenue*	$5,033	$4,862	4%	$14,792	$14,349	3%

(1)
Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction, excluding the impact of Foreign currency exchange already captured in lines elsewhere.

(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

____________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the three months ended September 30			For the nine months ended September 30
	2025	2024	% change	2025	2024	% change
Net income attributable to GE HealthCare	$446	$470	(5)%	$1,495	$1,272	18%
Add: Interest and other financial charges – net	111	130		335	383
Add: Non-operating benefit (income) costs	(75)	(102)		(222)	(306)
Less: Benefit (provision) for income taxes	(179)	(168)		(395)	(435)
Less: Net (income) loss attributable to noncontrolling interests	(18)	(19)		(57)	(40)
EBIT*	$679	$685	(1)%	$2,060	$1,825	13%
Add: Restructuring costs(1)	31	22		71	90
Add: Acquisition and disposition-related charges (benefits)(2)	9	(4)		24	(7)
Add: Spin-Off and separation costs(3)	6	56		35	182
Add: (Gain) loss on business and asset dispositions(4)	—	1		(5)	—
Add: Amortization of acquisition-related intangible assets	41	34		116	100
Add: Investment revaluation (gain) loss(5)	(4)	1		(96)	26
Adjusted EBIT*	$761	$795	(4)%	$2,205	$2,217	(1)%
Net income margin	8.7%	9.7%	(100) bps	10.0%	8.9%	120 bps
Adjusted EBIT margin*	14.8%	16.3%	(150) bps	14.8%	15.4%	(70) bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
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
(5)
Primarily relates to valuation adjustments for equity investments and for the nine months ended September 30, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

Adjusted Net Income*	For the three months ended September 30			For the nine months ended September 30
	2025	2024	% change	2025	2024	% change
Net income attributable to GE HealthCare	$446	$470	(5)%	$1,495	$1,272	18%
Add: Non-operating benefit (income) costs	(75)	(102)		(222)	(306)
Add: Restructuring costs(1)	31	22		71	90
Add: Acquisition and disposition-related charges (benefits)(2)	9	(4)		24	(7)
Add: Spin-Off and separation costs(3)	6	56		40	182
Add: (Gain) loss on business and asset dispositions(4)	—	1		(5)	—
Add: Amortization of acquisition-related intangible assets	41	34		116	100
Add: Investment revaluation (gain) loss(5)	(4)	1		(96)	26
Add: Tax effect of reconciling items(6)	(2)	(3)		(3)	(26)
Add: Spin-Off and other tax adjustments(7)	39	46		22	60
Adjusted net income*	$490	$521	(6)%	$1,441	$1,393	3%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. An adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.
(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)	Primarily relates to valuation adjustments for equity investments and for the nine months ended September 30, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.
(6)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(7)
Consists of certain income tax adjustments, including the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities, impacts from tax law changes, discrete tax impacts resulting from the Spin-Off and separation from GE, and tax impacts of the NMP acquisition.

____________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the three months ended September 30			For the nine months ended September 30
(In dollars, except shares outstanding presented in millions)	2025	2024	$ change	2025	2024	$ change
Diluted earnings per share	$0.98	$1.02	$(0.05)	$3.26	$2.77	$0.49
Add: Non-operating benefit (income) costs	(0.16)	(0.22)		(0.49)	(0.67)
Add: Restructuring costs(1)	0.07	0.05		0.16	0.20
Add: Acquisition and disposition-related charges (benefits)(2)	0.02	(0.01)		0.05	(0.02)
Add: Spin-Off and separation costs(3)	0.01	0.12		0.09	0.40
Add: (Gain) loss on business and asset dispositions(4)	—	0.00		(0.01)	—
Add: Amortization of acquisition-related intangible assets	0.09	0.08		0.25	0.22
Add: Investment revaluation (gain) loss(5)	(0.01)	0.00		(0.21)	0.06
Add: Tax effect of reconciling items(6)	(0.00)	(0.01)		(0.01)	(0.06)
Add: Spin-Off and other tax adjustments(7)	0.09	0.10		0.05	0.13
Adjusted earnings per share*	$1.07	$1.14	$(0.06)	$3.15	$3.04	$0.11
Diluted weighted-average shares outstanding	457	459		458	459

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. An adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.
(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the nine months ended September 30, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

(6)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(7)
Consists of certain income tax adjustments, including the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities, impacts from tax law changes, discrete tax impacts resulting from the Spin-Off and separation from GE, and tax impacts of the NMP acquisition.

Adjusted Tax Expense* and Adjusted ETR*	For the three months ended September 30		For the nine months ended September 30
	2025	2024	2025	2024
Benefit (provision) for income taxes	$(179)	$(168)	$(395)	$(435)
Add: Tax effect of reconciling items(1)	(2)	(3)	(3)	(26)
Add: Spin-Off and other tax adjustments(2)	39	46	22	60
Adjusted tax expense*	$(142)	$(124)	$(377)	$(401)
Effective tax rate	27.8%	25.5%	20.3%	24.9%
Adjusted effective tax rate*	21.8%	18.7%	20.2%	21.9%

(1)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(2)
Consists of certain income tax adjustments, including the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities, impacts from tax law changes, discrete tax impacts resulting from the Spin-Off and separation from GE, and tax impacts of the NMP acquisition.

Free Cash Flow*	For the nine months ended September 30
	2025	2024	% change
Cash from (used for) operating activities – continuing operations	$937	$1,042	(10)%
Add: Additions to PP&E and internal-use software	(348)	(299)
Add: Dispositions of PP&E	—	—
Free cash flow*	$589	$743	(21)%
____________________
*Non-GAAP Financial Measure

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, our Cash, cash equivalents, and restricted cash balance in the Condensed Consolidated Statements of Financial Position was $4,027 million. We have historically generated positive cash flows from operating activities. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 8, “Borrowings.”

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the nine months ended September 30
	2025	2024
Cash from (used for) operating activities – continuing operations	$937	$1,042
Cash from (used for) investing activities – continuing operations	(778)	(674)
Cash from (used for) financing activities – continuing operations	910	704
Free cash flow*	589	743

Operating Activities
Cash generated from operating activities in the nine months ended September 30, 2025 was $937 million and included Net income of $1,552 million, adjusted for non-cash items including depreciation and amortization expense of $432 million, the gain on remeasurement of the NMP equity method investment of $97 million, and $949 million in net outflows from changes in assets and liabilities. The changes in assets and liabilities are primarily driven by company-funded benefit payments for postretirement benefit plans, an increase in inventories to meet business demand in the current trade environment, a decrease in accounts payable, and compensation and benefit payments.

Cash generated from operating activities in the nine months ended September 30, 2024 was $1,042 million and included Net income of $1,312 million, non-cash charges primarily for depreciation and amortization of $440 million, and $711 million in outflows from incremental changes in assets and liabilities, primarily driven by company-funded benefit payments for postretirement benefit plans, an increase in inventories mainly due to inventory build to meet higher demand, and compensation and benefit payments.

Investing Activities
Cash used for investing activities in the nine months ended September 30, 2025 was $778 million and primarily included Additions to PP&E and internal-use software of $348 million related mostly to investments in facilities, including manufacturing capacity expansion, and new product introductions, purchases of businesses, net of cash acquired, of $279 million largely related to the acquisition of the remaining 50% interest in NMP, and a payment of $178 million for settlement of cross-currency swaps that were designated in net investment hedges. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition and Note 12, “Financial Instruments and Fair Value Measurements” for additional information on the settlement of cross-currency swaps.

Cash used for investing activities in the nine months ended September 30, 2024 was $674 million and primarily included Additions to PP&E and internal-use software of $299 million related mostly to manufacturing capacity expansion and new product introductions, purchases of businesses, net of cash acquired, of $259 million related to MIM Software Inc. (“MIM Software”), and payment of $94 million for settlement of cross-currency swaps that were designated in net investment hedges. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the MIM Software acquisition and Note 12, “Financial Instruments and Fair Value Measurements” for additional information on the settlement of cross-currency swaps.

Financing Activities
Cash generated from financing activities in the nine months ended September 30, 2025 was $910 million and primarily included $1,487 million of net proceeds from the issuance of $650 million aggregate principal amount of senior unsecured notes due in 2031 and $850 million aggregate principal amount of senior unsecured notes due in 2035, partially offset by repayment of $250 million of our outstanding Term Loan Facility, and repurchase of common stock for total consideration of $200 million. Refer to Note 8, “Borrowings” and Note 11, “Shareholders' Equity” for further information.

Cash generated from financing activities in the nine months ended September 30, 2024 was $704 million and primarily included $994 million of net proceeds from the issuance of $1,000 million aggregate principal amount of senior unsecured notes due in 2029, partially offset by repayment of $150 million of our outstanding Term Loan Facility.

Free cash flow*
Free cash flow* was $589 million for the nine months ended September 30, 2025 and included $937 million of cash generated from operating activities, partially offset by $348 million of cash used for additions to PP&E.

Free cash flow* was $743 million for the nine months ended September 30, 2024 and included $1,042 million of cash generated from operating activities, partially offset by $299 million of cash used for additions to PP&E.

Capital Expenditures
Cash used for capital expenditures was $348 million and $299 million for the nine months ended September 30, 2025 and 2024, respectively. Capital expenditures were related mostly to investments in facilities, including manufacturing capacity expansion, and new product introductions.

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease, debt, and other commitments is provided in Note 7, “Leases,” Note 9, “Borrowings,” and Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” to the consolidated and combined financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We have material cash requirements related to our pension obligations as described in Note 9, “Postretirement Benefit Plans.”

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt is supported by cash flows from our operations. As of September 30, 2025, we had $10,282 million of total debt compared to $8,951 million as of December 31, 2024. The increase in debt was due primarily to our issuance in the second quarter of 2025 of $650 million aggregate principal amount of senior unsecured notes due in 2031 and $850 million aggregate principal amount of senior unsecured notes due in 2035, partially offset by a repayment of $250 million of the outstanding Term Loan Facility in the first quarter of 2025. On October 15, 2025, we used the net proceeds from the debt issuance referenced above, together with cash on hand, to repay the $1,500 million aggregate principal amount outstanding of the senior unsecured notes due in November 2025. Additional information on our debt and credit facilities, including definitions of the terms used above, is included in Note 8, “Borrowings.”

In addition to the Term Loan Facility, our credit facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $3,000 million expiring in March 2030, and a 364-day senior unsecured revolving facility that provides borrowings of up to $500 million expiring in March 2026. As of September 30, 2025, there were no outstanding borrowings on either of the two revolving facilities.

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens securing debt, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted consolidated net leverage ratio. As of September 30, 2025, we were in compliance with the covenant requirements, including the maximum consolidated net leverage ratio.

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

Our credit ratings as of October 22, 2025 are set forth in the table below and remain unchanged since the Spin-Off.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended September 30, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES.

	Total number of shares purchased	Average price paid per share(1) (in dollars)	Total number of shares purchased as part of publicly announced programs(2)	Approximate dollar value of shares that may yet be purchased under the programs(1)(2) (in millions)
July 1, 2025 - July 31, 2025	—	$—	—	$900
August 1, 2025 - August 31, 2025	1,389,213	71.98	1,389,213	800
September 1, 2025 - September 30, 2025	—	—	—	800
Total	1,389,213	$71.98	1,389,213	$800
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
101
The following materials from GE HealthCare Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language); (1) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024; (2) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024; (3) Condensed Consolidated Statements of Financial Position as of September 30, 2025 and December 31, 2024; (4) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024; (5) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE HealthCare Technologies Inc.
(Registrant)

October 29, 2025	/s/ George A. Newcomb
Date	George A. Newcomb, Controller & Chief Accounting Officer (authorized signatory)