Form 10-K
period 2025-12-31
GE HealthCare Technologies Inc.
filed 2026-02-04
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $34 billion. There were 455,749,767 shares of common stock with a par value of $0.01 per share outstanding as of January 28, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 7, 2026, is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business, financial performance, financial condition, and results of operations, including revenue, revenue growth, profit, taxes, earnings per share, and cash flows; the impacts of macroeconomic and market conditions, including the impact of tariffs and other trade restrictions, and volatility on our business, operations, financial results, and financial position and on supply chains and the world economy; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management; the Russia and Ukraine conflict; share repurchases; and risks related to foreign currency exchange, interest rates, and commodity price volatility. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; global geopolitical and economic instability, including as a result of changes in trade and tariff policy, and international conflicts and tensions, including between Ukraine and Russia and in other regions; public health crises, epidemics, and pandemics, and their effects on our business; changes in third-party and government reimbursement processes, rates, and contractual relationships, including related to government shutdowns, and changes in the mix of public and private payers; demand for our products, services, or solutions and factors that affect that demand; developments in the market in China; our ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; our ability to successfully complete strategic transactions; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; the impacts related to our increasing focus on and investment in cloud, edge computing, artificial intelligence (“AI”), and software offerings; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; the impact of potential information technology, cybersecurity, or data security breaches; maintenance and protection of our intellectual property rights, as well as maintenance of successful research and development efforts with respect to commercially successful products and technologies; our ability to attract and/or retain key talent and qualified employees; increasing attention to sustainability matters; compliance with the various legal, regulatory, tax, privacy, and other laws to which we are subject, such as the Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws globally, and related changes, claims, inquiries, investigations, or actions; the impact of potential product liability claims or potential litigation, arbitration, or similar proceedings; and our level of indebtedness and the impact of complying with the covenants and other terms of our debt instruments on our business. Please also see Item 1A, “Risk Factors” of this Annual Report on Form 10-K filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

PART I
ITEM 1. BUSINESS
GE HealthCare Technologies Inc. (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) is a leading global healthcare solutions provider of advanced medical technology, pharmaceutical diagnostics, and AI, cloud and software solutions that help clinicians tackle the world’s most complex diseases. We have approximately 54,000 colleagues dedicated to our purpose to create a world where healthcare has no limits. Serving patients and providers for nearly 130 years, GE HealthCare is delivering bold innovations designed for the next era of medicine to help clinicians deliver more personalized, precise patient care. This is complemented by our broad service capabilities and dedication to quality and integrity with a strong operational culture, supported by our lean business system, Heartbeat.

We generate revenue from the sale of medical devices, consumable products, service capabilities, and AI-enabled cloud and software solutions. We serve customers in over 160 countries with a global team of approximately 9,700 sales professionals and 8,900 field service engineers. Our customers are hospitals, health systems, and researchers, including public, private, academic, and government institutions. Our comprehensive portfolio of solutions addresses the biggest challenges facing healthcare today, and is designed to advance care delivery for customers, reduce disease burden, enable better patient outcomes, and drive sustainable growth for the company. These qualities foster trust, loyalty, and partnership with our global customer base. Our revenues, operating profits, and cash flows vary from quarter to quarter. Financial results in the fourth quarter have historically been higher than in other quarters due to the spending patterns of our customers.

GE HealthCare Technologies Inc. is a Delaware corporation with corporate headquarters in Chicago, Illinois. On January 3, 2023, the General Electric Company, which now operates as GE Aerospace (“GE”), completed the spin-off of GE HealthCare (the “Spin-Off”).

OUR SEGMENTS
Our business is organized into four segments that are aligned with the industries we serve: Imaging, Advanced Visualization Solutions (“AVS”), Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”).

IMAGING.

Our Imaging segment includes five product lines and associated service capabilities: Molecular Imaging (“MI”), Computed Tomography (“CT”), Magnetic Resonance (“MR”), Women’s Health, and X-ray. We manage our Molecular Imaging and Computed Tomography product lines together (“MI/CT”) and our Women’s Health and X-ray product lines together (“WH/XR”). Our products support providers in the delivery of care for a broad spectrum of clinical specialties, including oncology, cardiology, neurology, nuclear medicine, orthopedics, women’s health, pediatrics, and surgery.

•Molecular imaging enables the visualization, characterization, and quantification of functional processes taking place at the cellular and subcellular levels within patients. The images produced by MI systems allow clinicians to study the cellular and molecular pathways and mechanisms of disease in patients. We offer a complete MI solution from cyclotrons, chemistry synthesis, positron emission tomography (“PET”), computed tomography (“PET/CT”), single-photon emission computed tomography (“SPECT”), PET/MR, and nuclear medicine to advanced digital and AI-enabled solutions. Our MI team works closely with the PDx segment and their innovations and collaborations with pharmaceutical companies.
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

ADVANCED VISUALIZATION SOLUTIONS.

Our AVS segment is focused on designing solutions that are aligned by specialties or care areas for specific clinical workflows to better serve the unique needs of our customers and improve patient outcomes. The product portfolio serves customers across two core areas: Specialized Ultrasound and Procedural Guidance. Specialized Ultrasound includes Comprehensive Care Ultrasound and Women’s Health Ultrasound. Procedural Guidance includes CardioVascular and Interventional Solutions, and Surgical Innovations. Ultrasound technologies are a meaningful component of both areas, reflecting their use across diagnostic, interventional, and surgical settings.

•Comprehensive Care Ultrasound includes systems that produce images to support precise screening, diagnosis, monitoring, and treatment across the whole body, including liver, thyroid, kidney, breast, vascular, and transcranial applications. These systems include point-of-care and handheld ultrasound devices to support clinical decision-making throughout various care pathways in diverse sites of care. Our systems combine high image quality with comprehensive clinical tools including measurement quantification, workflow automation, cross-modality networking, real-time and AI-enabled scan guidance, and cloud-based technologies with versatility, accessibility, and portability required to deliver care.
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
•CardioVascular and Interventional Solutions provides clinicians with innovative solutions that enhance diagnoses, intervention, treatment, and monitoring in therapeutic areas such as cardiology, peripheral vascular, neurology and oncology. Our integrated portfolio of ultrasound systems used to assess the structure and function of the heart as well as real-time X-ray systems, combines advanced imaging, workflow intelligence, and ergonomic designs, to support healthcare providers in delivering care with greater confidence and efficiency. Together, these technologies facilitate image guided therapy across a full spectrum of interventional procedures.
•Surgical Innovations products are used in the operating environment and include a broad portfolio of advanced mobile surgical C-arms that meet clinical needs for surgical imaging and are designed to be easily maneuverable in operating rooms and adaptable for various surgical procedures. Surgical visualization and guidance technology expands the use of ultrasound beyond diagnostics to provide real-time information during surgical procedures to help guide interventions and navigate inside the human body.

Each clinical area is supported with digital and AI solutions designed to deliver optimal workflows and increase efficiency. Technologies like AI-guided ultrasound offer healthcare providers real-time guidance and step-by-step instructions to help clinicians conduct scans for cardiac assessments and capture high-quality images at the point-of-care. Other digital automation and workflow solutions across the AVS portfolio can help reduce imaging barriers and repetitive tasks, increase standardization, and expand collaborative capacity. Clinicians are further supported by our broad probe portfolio which includes specialized probes for interventional procedures. Our equipment, software, and AI solutions are complemented by service offerings that are highly regionalized according to local requirements, varying customer needs, and cross-modality service strategies.

PATIENT CARE SOLUTIONS.

Our PCS segment serves care teams and healthcare systems across multiple patient care needs including Monitoring Solutions and Life Support Solutions. Monitoring Solutions includes Patient Monitoring and Diagnostic Cardiology. Life Support Solutions includes Maternal Infant Care and Anesthesia. Both Monitoring Solutions and Life Support Solutions include services, consumables, and digital applications.

•Our Patient Monitoring solutions enable clinicians to flex care based on a patient’s acuity and across the care continuum. Our portfolio ranges from spot-check to continuous patient monitoring, including comprehensive multi-parameter monitors; central stations; continuous, wearable, and mobile monitors; transport monitors; cardiac telemetry solutions; spot-check monitors; and visualization, alarm distribution, and care team collaboration solutions. Our Patient Monitoring business includes proprietary parameters and complementary consumables as well as original equipment manufacturers’ parameters that are integrated into our monitoring fleet, of which a significant portion represents recurring revenue streams.
•Our Diagnostic Cardiology portfolio offers electrocardiogram (“ECG” or “EKG”) solutions which are typically the first diagnostic tools to detect cardiovascular disease, a leading cause of death globally. We provide resting ECG devices, stress ECG devices, and ECG management digital solutions, including interpretation algorithms. Our ECG ecosystem obtains, interprets, and stores ECGs captured from devices in both hospital and home settings, supporting patients and clinicians along the continuum of cardiology care.

•Our Maternal Infant Care portfolio offers products that are used in the labor and delivery department to monitor important maternal and fetal parameters, and in neonatal intensive care to assist in critical care for newborns. Our product portfolio includes neonatal incubators, infant warmers, resuscitation devices, phototherapy equipment, maternal and fetal monitors, and digital offerings, such as maternal and fetal heart rate surveillance software. Our products have added innovation in design, including integrated scales, hands-free alarm silencing, angled radiant heating, and thermoregulation.
•Our Anesthesia portfolio offers life support solutions via ventilation technology and are used by anesthesiologists and nurse anesthetists to ventilate and deliver general anesthetic drugs to patients during surgeries. Our products are installed in many operating rooms, non-operating room anesthesia environments, and ambulatory surgical centers across the world.
•Our Consumables portfolio offers both clinical and non-clinical accessories used throughout the hospital primarily with our monitors and therapy devices, such as blood pressure, ECG, pulse oximetry, temperature, respiratory rate, blood oxygen level, and brain activity. Both our consumables and services provide our customers with ongoing clinical impact and protect their capital investment while providing us with recurring revenue streams.
•Our Digital Solutions portfolio includes solutions that provide clinical decision support in acute and other care settings, simplifying clinical and operational workflows to drive efficiencies and helping improve delivery of precision care and patient outcomes. These solutions aggregate and integrate clinical data from various devices across care settings in real time and simplify visualization to guide clinical and operational decisions, enabling more efficient care team collaboration, virtually. These solutions are interoperable and vendor-agnostic to integrate with customer environments in a multi-vendor setting and provide a recurring revenue stream.

Our broad portfolio of connected devices and digital solutions is complemented by a comprehensive suite of service offerings. Our service offerings are flexible and can range from preventative maintenance to comprehensive, onsite biomedical service engineering contracts for both GE HealthCare and non-GE HealthCare installed base.

PHARMACEUTICAL DIAGNOSTICS.

Our PDx segment supplies contrast and radiopharmaceutical imaging agents to the global radiology and nuclear medicine industries. These agents help clinicians assess patients to enable more precise diagnoses, monitor disease progression, and enable better therapy selection. We distribute products globally that help meet patient and procedural needs across a multitude of modalities. PDx’s diagnostic agents are complementary to the imaging and ultrasound devices we offer, including CT, angiography and X-ray, MR, SPECT, and PET, and are also compatible with systems from other equipment vendors.

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

•Contrast media are pharmaceuticals that are administered to a patient during certain diagnostic scans in order to increase the visibility of tissues or structures in imaging exams. Contrast media increases the diagnostic value of imaging and can be critical in the visualization of small or nuanced areas of diagnostic interest, such as cancer lesions or vascular structures, and to plan medical interventions, such as angioplasties, biopsies, or radiation therapy. We offer contrast media to three imaging modality groups: (1) CT, angiography, and X-ray, (2) MR, and (3) ultrasound. Our business also includes contrast injection devices that are automated devices used to monitor and control the injection of contrast into patients, providing valuable productivity benefits in the imaging suite. We offer contrast injectors through collaborations with third-party original equipment manufacturers.
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

Our unique combination of imaging equipment and pharmaceutical diagnostics enables building capabilities across disease states through diagnostic pharmaceuticals, hardware, software, and AI-enabled and cloud solutions.

ACQUISITIONS

Our business strategy includes the acquisition of technologies and businesses that expand, accelerate, or complement our existing business. Refer to Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for further information.

RESEARCH AND DEVELOPMENT ACTIVITIES

Our research and development (“R&D”) efforts focus on scientific discovery and research into promising technologies that lead to potential healthcare applications, creating new products, services and solutions, discovery of novel clinical applications for on-market products and solutions, and enhancing our existing products to help improve outcomes for customers and their patients. We employ approximately 11,100 engineers and scientists worldwide, including hardware, systems, and software engineers and personnel focused on clinical research. We deliver value through innovative medical technology solutions across the patient care continuum (including screening, diagnosis, therapy, and monitoring) by leveraging hardware, software, AI, and digital technologies. We engage in and sponsor clinical research and product development through collaborations with academic institutions, medical centers, and other organizations. We occasionally enter into agreements with third parties related to collaboration on R&D activities associated with the development of new or innovative products.

INTELLECTUAL PROPERTY

We have a substantial portfolio of intellectual property (“IP”). We rely on a combination of patent, design, utility model, trademark, copyright, trade secret, and regulatory exclusivity period protections, as well as confidentiality agreements to protect our IP. Our IP team collaborates with our R&D and product teams to develop product-line-focused IP strategies and secure IP rights as appropriate. We generally file patent applications in the United States and other countries that have strong technology patent protections. We also license from third parties a variety of IP that complements our internal R&D efforts and our product offerings. While, in aggregate, our patents and other IP are vital to our operations, we do not consider any single IP asset or group of assets to be of material importance to any segment or to the business as a whole.

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

COMPETITORS

The global medical technology industry is highly competitive and includes global and regional participants of all sizes that can vary by product line. Because of the diversity of our products and offerings, we face a wide variety of competitors, including a broad range of manufacturers, third-party distributors, and service providers. In the industries we serve, we believe our primary global competitors include Siemens Healthineers, Philips Healthcare, United Imaging, Mindray, and Canon, among others. In our PDx business segment, we primarily compete with Bayer, Bracco, Guerbet, and Curium. We also both compete and partner with various digital health and healthcare AI participants.

While key competitive factors and trends vary among our segments, these typically include value, quality and performance, safety, delivery speed, service and support, technology and innovation, software offering, and brand reputation. For further discussion of risks related to competition, please refer to Item 1A, “Risk Factors.”

HUMAN CAPITAL

We are a purpose-driven global workforce of approximately 54,000 colleagues with an average tenure that reflects a strong, engaged culture. Our colleagues are committed to serving our customers and enabling them to provide high quality patient care. Our Cultural Operating Principles emphasize safety for patients, customers, and colleagues; servant leadership with unyielding integrity; and fostering a sense of belonging for every one of our colleagues to fulfill our commitment of delivering precision care through innovation. We monitor our human capital priorities throughout the year, including as a part of our monthly business operating reviews. Our senior leadership is a global team of industry veterans with a diverse set of experiences and background together with the skills and expertise required to lead a large global healthcare solutions provider. We foster a culture of belonging for all with high-performing teams that represent the global communities we serve.

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

•Evolve our culture: We believe that achieving the intentional culture we desire is a key unlock to the highest performing organization we can be. Knowing that culture is a never ending journey, we have aligned the organization around Cultural Operating Principles that represent a shared understanding of how we expect colleagues to work with each other and interact with stakeholders to enable our growth strategy, deliver on our purpose, and create value for our colleagues, customers, patients, stockholders, and communities. Our culture amplifies the value of each person’s unique identity, background, and experiences. We are committed to fostering a culture in which every colleague feels empowered to do their best work because they feel accepted, respected, and a sense of belonging. We have objective measures in place to gauge the progress of our culture.
Our Cultural Operating Principles are:
•Serve our people, patients, and customers;
•Lead with a lean mindset;
•Empower entrepreneurial spirit;
•Deliver the future of healthcare; and
•Winning with an inclusive team.
•Attract, develop, and cultivate our talent: GE HealthCare’s approach to talent management is designed to facilitate strong individual and company performance, foster innovation, enhance colleague engagement, and drive sustainable organizational growth. This starts with attracting qualified candidates to the organization with a strong company value proposition and competitive total rewards. A key pillar of our talent strategy is having senior management-led talent processes that yield succession readiness, strong leaders, and a more engaged, productive, and retained workforce. Ensuring professional development and continuous learning of our colleagues remains a fundamental priority for the organization as a whole.
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
•Ownership-oriented;
•Competitive, motivating, and fair; and
•Simple and transparent.
Of our approximately 54,000 colleagues, 32% are located in the United States. GE HealthCare’s relationship with employee-representative organizations outside the United States takes many forms, including in Europe where GE HealthCare engages the representative bodies for colleagues, such as works councils and trade unions, in accordance with local law. We strive to unlock the ambition of all our people so they can innovate, grow, and reach their full potential. Our well-established colleague development strategy allows us to attract and retain innovative leaders, which is instrumental to our long-term success.

SUSTAINABILITY

GE HealthCare is committed to delivering products and solutions that build a healthier and more sustainable world for current and future generations. We have a sustainability program and governance structure that is aligned with our business strategy, the priorities of our stakeholders, our goals and ambitions, and our need to adapt to changes in societal, environmental, and regulatory expectations.

The Board of Directors (the “Board”) oversees management’s establishment and execution of corporate strategy, along with our sustainability program and activities. Our Enterprise Stewardship Program Committee, a committee of our management team, works in partnership with our segments, regions, and functions to support GE HealthCare’s ongoing goals in connection with environmental stewardship, social responsibility, human capital, and sustainability. The committee identifies and addresses risks and opportunities that could affect our business, implements GE HealthCare’s sustainability strategy, and maintains transparent communication with stakeholders.

GE HealthCare’s sustainability strategy, guided by our Cultural Operating Principles, focuses on the following five pillars:
•Enable access to quality healthcare for more patients;
•Cultivate a workplace where all colleagues can thrive;
•Build a more sustainable, healthier future;
•Advance sustainable practices throughout the product lifecycle; and
•Deliver safe and secure products and services

More information on our sustainability program can be found in our annual Sustainability Report available on our website (which is not incorporated by reference herein).

SALES AND DISTRIBUTION MODEL

GE HealthCare deploys a global multi-channel commercial model consisting of approximately 9,700 sales professionals and a network of over 5,000 indirect third-party partners. Our reach into top hospitals and health systems is evidenced by our long-standing collaborations with leading institutions around the world. Our commercial model is organized according to the needs of our customers and includes global and regional marketing, regional inside sales teams, field-based sales teams, sales agents, and distributors. Our equipment sales representatives partner closely with their service sales counterparts to position both equipment contracts and long-term maintenance agreements along with system upgrades and software as a service (“SaaS”) agreements. We complement our direct and indirect sales channels with end-to-end virtual sales teams. Our direct and indirect channel mix helps us expand our market coverage, increase customer satisfaction, and win more business in broad geographies and emerging markets. In developed markets, we supplement our commercial model with strategic account executive and collaboration teams that bring the depth and breadth of our overall portfolio to the senior leadership of our top customers to deliver long-term commercial collaborations, which can be tied to specific outcomes.

GLOBAL INTEGRATED SUPPLY CHAIN, SOURCING, AND LOGISTICS

Our sourcing, production, and distribution network is managed globally while our products are manufactured at and distributed by facilities serving specific regions. We believe our global scale, complemented by local focus, allows us to provide our customers with improved supply chain security, reduced costs, and compliance with regional or national trade and marketing requirements. We have manufacturing, assembly, and pharmaceutical production in 44 facilities across 17 countries. We use globally managed and coordinated quality assurance programs across our manufacturing and distribution facilities, and we regularly inspect and audit our sites. We hold our suppliers to the same rigorous operating standards. Our supply chain design drives resilience and redundancy, including maintaining buffer capacity, diversifying our sourcing and manufacturing bases, and utilizing advanced risk-focused analytics.

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

DATA PRIVACY LAWS.

Due to our extensive global footprint and handling of personal data as both a data controller (on our own behalf) and data processor (on behalf of third parties, primarily customers), we are also subject to an extensive collection of global laws and regulations protecting the privacy, security, and integrity of the personal data, sensitive personal data, and patient health information that we create, receive, use, and maintain as a business. Our cloud, AI, edge computing, and software solutions must comply with stringent regulations, including certification requirements, in many of the countries in which our customers are located, particularly in relation to obtaining, using, storing, and transferring personal data, and such compliance is required before we can launch our offerings in the applicable countries. Additionally, our use of AI to support business operations carries inherent risks related to data privacy, IP, and security, such as intended, unintended, or inadvertent transmission of proprietary, confidential, or sensitive information.

Among the most relevant and material of these regulations to our business, based on the volume and sensitivity of the data at issue, are: the U.S. Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information and Technology for Economic and Clinical Health Act (collectively “HIPAA”); the EU General Data Protection Regulation (Regulation (EU) 2016/679) (“GDPR”), similar United Kingdom (“U.K.”) legislation resulting from the European Union (Withdrawal) Data Act of 2018 (“U.K. GDPR”), and other EU country-level laws; the Lei Geral de Proteção de Dados Pessoias (“Brazil LGPD”); the various laws and accompanying regulations in China governing data privacy and cybersecurity (e.g., the Cybersecurity Law of the People’s Republic of China, Personal Information Protection Law (“China PIPL”) and Data Security Law (“China DSL”)), the Digital Personal Data Protection Act of India, and significant privacy legislation recently adopted in the Middle East and Africa Personal Data Protection Law (“PDPL”) Royal Decree No. M/19 on September 16, 2021. In addition, there are also various U.S. state-level laws (e.g., the California Consumer Privacy Act), country regional laws, and proposed legislation that we monitor for applicability and impact to our business. These laws present a continuing challenge to businesses to structure their data collection, storage, use, and cross-border transmission in a compliant manner.

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

SALES & BUSINESS PRACTICES.

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

ADDITIONAL U.S. REGULATORY REQUIREMENTS.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table presents the names, ages, and positions of our executive officers as of the date of this Annual Report.

Name	Age	Position
Peter J. Arduini	61	President, Chief Executive Officer, and Director
James K. Saccaro	53	Vice President and Chief Financial Officer
Jeannette Bankes	55	President and CEO, Patient Care Solutions
Adam Y. Holton	55	Chief People Officer
Frank R. Jimenez	61	General Counsel and Corporate Secretary
Taha Kass-Hout	54	Chief Science and Technology Officer
Kevin M. O’Neill	57	President and CEO, Pharmaceutical Diagnostics
Philip Rackliffe	52	President and CEO, Advanced Visualization Solutions
Roland Rott	54	President and CEO, Imaging

The following are brief biographies describing the backgrounds of our executive officers.
Peter J. Arduini. Mr. Arduini was appointed as our President and Chief Executive Officer in connection with the Spin-Off. He served as the President and Chief Executive Officer of GE’s healthcare business from January 2022 until the Spin-Off. Previously, Mr. Arduini was the President and Chief Executive Officer of Integra LifeSciences (Nasdaq: IART) (“Integra”), a global medical technologies and solutions company, from January 2012 to December 2021. Prior to Integra, Mr. Arduini worked at Baxter Healthcare as President of its Medication Delivery division. Before Baxter Healthcare, he spent 15 years at GE’s healthcare business in a variety of leadership roles in the United States and globally, including leading the Computed Tomography and Molecular Imaging business, Healthcare Services, and U.S. sales. Mr. Arduini serves on the boards of the Bristol-Myers Squibb Company (NYSE: BMY), where he serves as chair of the compensation and management development committee; AdvaMed, where he served as Chairman of the Board from January 2024 until January 2026; and the National Italian American Foundation.
James K. Saccaro. Mr. Saccaro has served as our Vice President and Chief Financial Officer since June 2023. Previously, Mr. Saccaro served as the Chief Financial Officer of Baxter International Inc. (NYSE: BAX) (“Baxter”), a multinational healthcare company, starting in 2015. He held a variety of positions of increasing responsibility at Baxter from 2002 through 2013, including Vice President of Financial Planning and Analysis; Vice President of Finance for Baxter’s operations in Europe, the Middle East, and Africa; Vice President of Strategy; and Corporate Vice President and Treasurer. Mr. Saccaro served as Senior Vice President and Chief Financial Officer of Hill-Rom Holdings, Inc. from 2013 to 2014 prior to rejoining Baxter as Special Assistant to the Chief Executive Officer in 2014. Prior to 2002, he held strategy and business development positions at Clear Channel Communications and The Walt Disney Company.
Jeannette Bankes. Ms. Bankes has served as our President and Chief Executive Officer, Patient Care Solutions since May 2025. Previously, Ms. Bankes served as President, Global Franchises at Alcon Inc. (NYSE: ALC), a global manufacturer of vision care products and surgical equipment, from March 2019 to April 2025. Ms. Bankes has served on the board of Aurion Biotech, a clinical-stage regenerative medicine company, since February 2025 and served on the board of Atrion Corp. (Nasdaq: ATRI), a manufacturer of medical application products, from September 2023 to August 2024 and on the board of Apollo Endosurgery, Inc. (Nasdaq: APEN), a medical technology company, from April 2022 to April 2023.
Adam Y. Holton. Mr. Holton has served as our Chief People Officer since June 2024. Previously, Mr. Holton served as Chief People Officer of Amedisys, a home health company, from October 2022 to June 2024. Prior to that role, he served as Chief Human Resources Officer at Numotion, a provider of rehab technology, from February 2019 to October 2022. Mr. Holton also previously worked as Senior Vice President of Human Resources at USAA, a financial services company, and as Chief Human Resources Officer at CHS Inc., a Fortune-100 agricultural cooperative. Earlier in his career, Mr. Holton worked at GE, including GE’s healthcare business. He has served on the Board of Sierra Delta since February 2018 and served as Board Chair from November 2018 until November 2023.
Frank R. Jimenez. Mr. Jimenez has served as our General Counsel and Corporate Secretary since the Spin-Off. He served as the General Counsel of GE’s healthcare business from February 2022 until the Spin-Off. Previously, Mr. Jimenez served as Vice President, General Counsel and Corporate Secretary of Raytheon Company, a defense contractor, from January 2015 to April 2020 and, following Raytheon’s merger with United Technologies Corporation, as Executive Vice President and General Counsel (April 2020 to December 2021) and Special Advisor to the Chairman and Chief Executive Officer (December 2021 to February 2022) of Raytheon Technologies Corporation, an aerospace and defense company. In prior public company positions, Mr. Jimenez served as General Counsel of Bunge Limited, ITT Corporation, and ITT spin-off Xylem Inc. In prior public service positions, Mr. Jimenez served as General Counsel of the Navy, Deputy General Counsel of the U.S. Department of Defense, Principal Deputy General Counsel of the Navy, Chief of Staff at the U.S. Department of Housing and Urban Development, and Deputy Chief of Staff and Acting General Counsel for former Florida Governor Jeb Bush. He was previously a litigation partner at Steel Hector & Davis LLP (now Squire Patton Boggs LLP). Mr. Jimenez serves on the boards of Huntington Ingalls Industries (NYSE: HII), where he serves on the compensation committee and the governance and policy committee; the Ann & Robert H. Lurie Children’s Hospital of Chicago and Medical Center, where he serves on the audit committee; Equal Justice Works, where he serves as Chairman; and the Executive Committee of the Yale Law School Association, where he serves as President. He also serves on the advisory boards of the Columbia University Mailman School of Public Health and the Yale Law School Center for the Study of Corporate Law, as well as on the University of Miami President’s Council.

Taha Kass-Hout. Dr. Taha Kass-Hout, MD, MS, has served as GE HealthCare’s Global Chief Science and Technology Officer since January 2023. Merging his background in interventional cardiology with AI and machine learning, he is driving advancements in AI-based medical imaging, diagnostics, and health system operational efficiency. Prior to his role at GE HealthCare, Dr. Kass-Hout served as Vice President of Machine Learning, Distinguished Engineer, and Chief Medical Officer at Amazon from May 2017 to January 2023, where he led the company’s health AI strategy, technologies, and solutions, including Amazon Comprehend Medical, AWS HealthLake, and Amazon Pharmacy. He also played a critical role in establishing Amazon’s COVID-19 diagnostics lab, including Amazon’s first U.S. FDA authorization for testing its associates globally—later offered to the public for at-home testing. From 2013 to 2016, Dr. Kass-Hout was the first Chief Health Informatics Officer at the FDA, where he championed data transparency through initiatives including openFDA and precisionFDA. Dr. Kass-Hout was appointed as the first Chair of the AdvaMed Digital Health Tech Division Board of Directors, a position he held from October 2023 until January 2026.

Kevin M. O’Neill. Mr. O’Neill has served as our President and Chief Executive Officer, Pharmaceutical Diagnostics since the Spin-Off. He served as Chief Executive Officer, Pharmaceutical Diagnostics of GE’s healthcare business from July 2017 until the Spin-Off and served as President and Chief Executive Officer, GE U.K. and Ireland, from January 2018 until the Spin-Off. From August 2013 to January 2018, he was the Chief Financial Officer of the Life Sciences division of GE’s healthcare business. Mr. O’Neill has over 25 years of experience with GE, beginning in the Energy services business in the U.K. and U.S. followed by a series of chief financial officer roles in GE’s healthcare business, including in the Life Sciences business, supply chain, Western Europe, and the PDx business. Prior to joining GE, Mr. O’Neill was Financial Controller for Eurostar, the European high-speed train operator.

Philip Rackliffe. Mr. Rackliffe has served as our President and Chief Executive Officer, Advanced Visualization Solutions since July 2024. Previously, Mr. Rackliffe served as President and Chief Executive Officer of our Image Guided Therapies business from August 2022 to June 2024. From October 2019 to August 2022, Mr. Rackliffe served as the Chief Executive Officer of Centerline Biomedical, a biomedical device and imaging company. He has over 25 years of global experience in medtech, medical device, imaging and pharmaceutical companies, both public and private, including Baxter, Boston Scientific, and Pfizer.

Roland Rott. Mr. Rott has served as our President and Chief Executive Officer, Imaging since July 2024. Prior to that, Mr. Rott served as our Chief Executive Officer, Ultrasound from the Spin-Off to June 2024. He served as Chief Executive Officer, Ultrasound of GE’s healthcare business from April 2021 until the Spin-Off. Mr. Rott joined GE’s healthcare business in 2011 and held several leadership roles, including in the global Women’s Health Ultrasound and Ultrasound IT segments as well as Maternal Infant Care. Before joining GE, Mr. Rott was Managing Director, Europe, the Middle East, and Africa and Asia Pacific, and Executive Board Member of Exact Holding. In his early career, he had an entrepreneurial start, founding and successfully exiting two software companies in Austria.

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

ITEM 1A. RISK FACTORS

An investment in our company is subject to a number of risks. These risks and other risks could materially and adversely affect our business, results of operations, cash flows, financial condition, or prospects and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.

SUMMARY OF RISK FACTORS.

This summary of risks is intended to provide an overview of the principal risks we face and should not be considered a substitute for a review of the more detailed risk factors discussed immediately following this summary.

Industry and Economic Risks

•We operate in highly competitive markets.

•Our business is subject to the effects of global geopolitical and economic instability and public health crises.

•Efforts by public and private payers to control the growth of healthcare costs may affect the price of and demand for our products and services.

Business and Operational Risks

•Our business strategy could be adversely affected if we are unable to successfully complete strategic transactions or manage our collaboration, joint venture, or similar arrangements.

•Our business strategy includes substantial investment in R&D, with a focus on AI, cloud, edge computing, and software offerings. We cannot guarantee that these investments will generate new offerings, attract customers, or generate sufficient revenue.

•Our inability to manage our supply chain or obtain supplies of components or raw materials, as well as any interruption in the operations of our facilities, our suppliers’, customers’, or third-party providers’ facilities, has restricted, and could continue to restrict, the manufacturing of products, cause delays in delivery, impair our ability to deliver products or provide services, or significantly increase our costs.

•We manufacture and sell products that rely upon software and computer systems to operate properly and process and store confidential information. Our business could be adversely affected by increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted cybercrimes, and our inability to obtain, maintain, protect, or effectively enforce our IP rights.

•If we are unable to attract or retain key talent and qualified employees or maintain relations with our employees or employee representatives, it could adversely affect our business.

•Increasing attention to sustainability matters, including environmental, health, and safety (“EH&S”) matters, may impose additional costs and expose us to new risks.

Regulatory and Legal Risks

•Our business operations are subject to extensive laws and regulations, including with regard to the development, authorization and commercialization of our products, as well as anti-corruption and anti-bribery laws, anti-kickback and false claims laws, antitrust and competition laws, privacy and information security laws, and applicable tax laws. Any changes to or violations of these laws and regulations could have a material adverse effect on our business.

•We are subject to laws and regulations in many jurisdictions governing government contracts, public procurement, and government reimbursements, as to which the failure to comply could adversely affect our business.

•We are exposed to risks associated with potential litigation, arbitration, and governmental proceedings, including product liability claims that have been and may be brought against us.

General Risks

•Our existing indebtedness, and any additional indebtedness that we may incur, could have important consequences for our business.

•We have significant postretirement benefit liabilities and their actual costs and related cash flows are uncertain and could exceed current estimates.

INDUSTRY AND ECONOMIC RISKS.

We operate in highly competitive markets, competition may increase in the future, and our industry may be disrupted, requiring us to lower prices or resulting in a loss of market share.

Healthcare markets are characterized by rapidly evolving technology, frequent introduction of new products, intense competition, and pricing pressures. We face substantial competition from international and domestic companies of all sizes, and these competitors often differ across our businesses. Competition is primarily focused on cost-effectiveness, pricing, service, product performance, and technological innovation. Our ability to compete successfully may be adversely affected by factors such as:

•the development of new technology, the application of known or unknown technology, advances in medicine, or new developments in the treatment or diagnosis of disease that transform our industry or render a product or product line obsolete;

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

•the performance, capability, and integrity of third parties, including due to their financial instability or their compliance or regulatory failures;

•the perception of our brand and image in the market;

•the strengthening of independent service organizations (“ISOs”) (third-party entities that specialize in the repair and maintenance of medical devices produced by original equipment manufacturers (“OEMs”), including us) and companies specializing in one or more of our operating segments or offerings;

•a failure to successfully enter new or emerging geographic or adjacent product markets, including as a result of pricing pressures from local and international competitors in those markets;

•a failure to acquire or effectively integrate businesses and technologies that complement or expand our existing businesses;

•changing regulatory standards, legal requirements, or enforcement rigor; or

•consolidation among customers, suppliers, channel partners, or competitors.

The implementation of localization requirements and the other government policies in certain geographies such as China and Russia creates a risk that, if we do not localize our products or operations to meet such requirements, we could lose market share and experience adverse effects on our business results, cash flows, and financial condition.

Our service organization allows us to deliver service offerings through an extensive network of field service engineers, global repair centers, and customer service centers. Increased competition from ISOs and evolving regulatory and legislative policies could adversely impact our business and financial results. For example, in the U.S. and Europe, ISOs continue to seek access to OEM service tools, parts, documents, software updates, and training. Specifically, the Librarian of Congress in the U.S. has authorized a copyright act exemption that allows third-party repair companies to circumvent OEM copyright protections on software in its medical imaging device or system if circumvention is necessary to diagnose, maintain, or repair such device or system. Similarly, regulatory and legislative changes, such as the adoption of right-to-repair laws in the U.S. and elsewhere, could further strengthen the ability of ISOs to obtain valuable service contracts and compete with us in the services area. In addition to affecting our services business, the activities of ISOs could expose us to a number of other risks related to safety, quality, security, or performance of our products. This could increase compliance costs, require changes to our business practices, or otherwise impact our ability to compete in the services and repairs area.

Our inability to obtain and maintain regulatory authorizations for and supply commercial quantities of our offerings as quickly and effectively as our competitors could limit market acceptance. Furthermore, our markets are continually evolving and thus revenues and income are difficult to forecast.

In recent years, U.S. and some international healthcare industry participants, including distributors, manufacturers, suppliers, healthcare providers, insurers, and pharmacy chains, have consolidated or formed strategic alliances. Consolidations create larger enterprises with greater negotiating power and may result in the loss of a customer where the combined enterprise selects one distributor from two incumbents. Additionally, the U.S. healthcare industry has undergone significant changes designed to help increase access to medical care, improve safety and patient outcomes, contain costs, and increase efficiencies. These changes include a general decline in and/or changes to public and private insurer reimbursement levels and payment models and the industry shifting away from traditional healthcare venues like hospitals and toward clinics, physician offices, and patients’ homes. We expect the U.S. and to some extent the international healthcare industry to continue to change in the future. Any of these factors could adversely affect our pricing, margins, and market share and have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Global geopolitical and economic instability, as well as continuing uncertainties and challenging conditions in regional economies, could adversely affect our business.

We generate the majority of our revenue outside of the U.S. and our business is sensitive to global economic conditions. Slower global economic growth; volatility in the currency and credit markets; inflationary pressures; high levels of unemployment or underemployment; reduced levels of capital expenditures; changes or anticipation of potential changes in government fiscal, tax, import and export, trade, and monetary policies; changes in capital requirements for financial institutions; disruptions in the financial services industry; actual or anticipated default on sovereign debt; government deficit reduction and budget negotiation dynamics; sequestration; austerity measures; and other challenges that affect the global economy could adversely affect us and our customers, suppliers, and channel partners. Both the U.S. and international markets have experienced and may continue to experience inflationary pressures. Economic instability could also cause renewed uncertainty in global markets and the investment climate to deteriorate.

The imposition of tariffs, non-tariff barriers, and other import and export restrictions have contributed to increased global economic uncertainty. The rise of economic nationalism could make it more difficult for us to attract new customers, retain existing customers, continue to produce and source in an optimal manner, or maintain sales at existing levels, both in the U.S. and in other countries. Geopolitical and economic risks have increased over the past few years in many regions of the world, including in the U.S. Our operations expose us to the risk that increased trade protectionism may adversely affect our business. For example, during 2025, the U.S. imposed a variety of new tariffs on most imports from all countries in the world. This in turn prompted several countries to announce tariffs on U.S. imports. While the situation continues to be fluid, tariffs materially impacted our profitability and cash flows in 2025, primarily the bilateral U.S. and Chinese tariffs and U.S. tariffs on all other global import suppliers. Should the tariffs continue at formally communicated levels, we expect to continue to see a material impact to our financial results through the incurrence of additional costs. Additional tariffs or other trade restrictions by the U.S. or other countries where we do significant business, or other restrictions on specific industries, such as pharmaceuticals, could further materially impact our results in the future. We do not expect that our mitigation actions will fully offset the additional costs or other negative impacts resulting from the tariffs. In addition, current changes and uncertainties in global tariffs are causing volatility in our cost positioning in some international markets. Growing tensions, protectionist trade policies, and tariffs may also lead to a fragmentation of the global economy, operational and logistical shifts in supply chains that may lead to higher costs and longer lead times, a general reduction of international trade in goods and services, and a reduction in the integration of financial markets, any of which could materially and adversely affect our business results, cash flows, financial condition, or prospects.

Further risks stem from ongoing and future geopolitical tensions and volatility and economic sanctions imposed relating to regions and persons included on sanctioned party lists. In particular, the conflict between Ukraine and Russia and resulting sanctions and other restrictions imposed by the U.S., the EU, and Russia may negatively impact our business and financial results to the extent the conflict and the sanctions significantly impact our ability to sell products or services to customers in the affected countries, collect receivables from such customers, or repatriate cash we do collect. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the U.S. and other countries preclude us from conducting business in the region. However, these sanctions have made, and will continue to make, it more burdensome and costly to serve customers in the region. Under the current U.S. Department of Commerce regulations, we are permitted to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which has eliminated the need for us to obtain individual U.S. licenses in most cases; however, licenses still may be needed for some transactions. The EU and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. The implementation of these measures affected our ability to supply customers in Russia in 2025 and is expected to continue to do so as we confirm applicability of the U.S. License Exception to our transactions and continue to obtain licenses. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. There is no guarantee we will obtain all of the licenses for which we apply, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. In addition to the above, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons in conducting activities, transacting business with, or making investments in certain countries or with governments, entities, and individuals subject to U.S. economic sanctions. Furthermore, the U.S. Department of Commerce Bureau of Industry and Security administers export controls that apply to products, software, and technology. If the sanctions, restrictions, and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or we may voluntarily elect to do so. Additionally, elections in various countries may further exacerbate geopolitical and geoeconomic tensions and market instability. The lead-up to these elections and their outcomes could result in sharp shifts in domestic, economic, and foreign policy approaches or even result in new or deepening geopolitical conflicts. Future geopolitical factors that have the effect of reducing capital expenditures generally, and for healthcare products, services, or solutions specifically, may negatively impact sales of our offerings and, as a result, make it more difficult for us to attract new customers, retain existing customers, or maintain sales at existing levels.

The impact of geopolitical and economic developments globally will depend on a number of factors, including the effectiveness of measures by central banks and financial authorities. Such developments may also result in or coincide with reduced budgets for capital equipment and services, particularly if it becomes more difficult for our customers to accurately forecast and plan future business activities. This, in turn, could cause our customers to reduce, delay, or abandon purchases of our offerings. An uncertain economic environment may also adversely affect our customers’ budgets and may result in pricing pressure, requests for extended warranty provisions, and cancellation of service contracts, and could make it more difficult for us to collect outstanding receivables, especially in emerging markets. Any of these risks could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

Public health crises and epidemics and pandemics have had and, in the future, may have a material adverse impact on our business, as well as on the operations and financial performance of customers and suppliers in industries that we serve.

Our operations and financial performance have been, and in the future may be, negatively impacted by public health crises and epidemics and pandemics, which have in the past caused, and may in the future cause, a slowdown of economic activity (including volatility in demand for our products, services, and solutions), disruptions in global supply chains, and significant volatility in financial markets. Additionally, as a result of such events, we have in the past experienced, and may in the future experience, operational challenges from the need to protect employee health and safety; site shutdowns; workplace disruptions; restrictions on the movement of people, raw materials, and goods (both at our own facilities and at those of our customers and suppliers); global supply chain disruptions; and price inflation. We also have experienced, and may in the future experience, unpredictable demand for our products, services, and solutions; customer requests for potential payment deferrals or other contract modifications; supply chain challenges; delays of deliveries and the achievement of other billing milestones; delays or cancellations of new projects and related down-payments; and other factors related, directly and indirectly, to the effects of any public health crisis, epidemic, or pandemic on our customers that adversely impact our businesses.

The ultimate impact of any public health crisis, epidemic, or pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: the severity and duration of the public health crisis, epidemic, or pandemic; the impact of variants and resurgences; governmental, business, and individuals’ actions in response to the public health crisis, epidemic, or pandemic; the impact on global and regional economies, travel, and economic activity; the development, availability, and public acceptance of effective treatments or vaccines; our employees’ compliance with vaccine mandates that may apply in various jurisdictions; the availability of federal, state, local, or non-U.S. funding programs; global economic conditions and levels of economic growth; and the pace and extent of the ultimate recovery from the public health crisis, epidemic, or pandemic.

Efforts by public and private payers to control the growth of healthcare costs may lead to lower reimbursements or increased utilization controls related to the use of our products by healthcare providers, which may affect the price of and demand for our products, services, or solutions.

Sales of many of our offerings directly or indirectly depend on the availability of reimbursement and the amount of reimbursement that our customers may seek from various third-party payers, including government programs, authorities, or agencies (e.g., Medicare and Medicaid in the U.S.), and private health plans. In general, employers and third-party payers, particularly in the U.S., have become increasingly cost-conscious, with higher deductibles imposed in many medical plans. The imposition of higher deductibles tends to inhibit individuals from seeking the same level of medical treatments as they might seek if the costs were lower, particularly in the medical diagnostic portion of our business. Third-party payers have also increased utilization controls related to the use of our offerings by healthcare providers.

Without adequate support from third-party payers, the market for our offerings may be limited and adversely impacted. Governments and other payers may institute changes in healthcare delivery systems that reduce funding for services or encourage greater scrutiny of healthcare costs. The ability of customers to obtain appropriate reimbursement for our offerings from third-party payers is critical to the success of medical technology companies because it affects which offerings customers purchase and the prices they are willing to pay. For example, China has implemented volume-based procurement processes to constrain healthcare costs. Some countries impose drug price controls or reimbursement limitations for pharmaceutical products. Even if we develop promising new offerings, we may find limited demand for the offerings unless reimbursement approval is obtained from third-party payers. Further legislative or administrative reforms that impact reimbursements or pricing could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

In the U.S., private third-party payers, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the Centers for Medicare and Medicaid Services (“CMS”) to reimburse for a diagnosis or treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a diagnosis or treatment, sometimes extend to U.S. third-party payers’ reimbursement policies and amounts for that diagnosis or treatment. Decision-making by our U.S. customers is complicated by the uncertainty surrounding Medicare reimbursement rates for certain procedures. From time to time, CMS and third-party payers may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for certain diagnoses or treatments. In China, government authorities control the inclusion or removal of drugs from the Essential Drug List and the National Reimbursement Drug List, which govern reimbursement under state-sponsored health plans. The removal or reclassification of our products on Chinese national or provincial lists can affect the reimbursement or reimbursement rate of our products in China. Any significant cuts in reimbursement rates or changes in reimbursement methodology or administration for procedures that use our offerings, or concerns or proposals regarding further cuts or changes in methodology or administration, could further increase uncertainty, adversely affect our customers’ decisions, reduce demand for our offerings, cause customers to cancel orders, and have a material adverse effect on our business results, cash flows, financial condition, or prospects.

BUSINESS AND OPERATIONAL RISKS.

Our inability to successfully complete strategic transactions could adversely affect our business.

Our business strategy includes the acquisition of technologies and businesses that expand, accelerate, or complement our existing business. Successful growth through acquisitions depends upon our ability to identify suitable acquisition targets or assets, conduct due diligence, negotiate transactions on favorable terms, and ultimately complete such transactions and integrate the acquired target or asset successfully. See Note 8, "Acquisitions, Goodwill, and Other Intangible Assets" for a discussion of the acquisitions we completed or have entered into in 2025.

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

•inquiries and rulings by antitrust, foreign direct investment, or other regulatory bodies;

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

In addition, we also regularly evaluate a variety of other potential strategic transactions, including equity and other investments, and disposition of non-core assets or businesses. We may not successfully identify, complete, or manage the risks presented by these transactions, including those outlined above. Equity and other investments pose additional risks, as we could share ownership in both public and private companies and, in some cases, management responsibilities with one or more other parties whose objectives may diverge from ours over time; who may not have the same priorities, strategies, or resources as we do; or whose interpretation of applicable policies may differ from our own. Additionally, dispositions of non-core assets or businesses could involve difficulties in the separation of operations, services, products, and employees, the disruption of our business, and the potential loss of key employees.

The occurrence of any of the above in connection with any acquisition or other strategic transaction could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

If we do not successfully manage our collaboration arrangements, licensing arrangements, joint ventures, or strategic alliances with third parties, we may not realize the expected benefits from such arrangements, which could adversely affect our business.

From time to time, we enter into collaborations, licensing arrangements, joint ventures, or strategic alliances with third parties to complement or augment our capabilities, including in R&D, product development, manufacturing, and marketing. Evaluating, appropriately structuring, negotiating, and implementing such arrangements may be a lengthy and complex process and must meet applicable business, legal, and compliance requirements. Other companies may compete with us for these opportunities. As a result, we may not identify, secure, or complete such arrangements in a timely manner, on a cost-effective basis, or on otherwise favorable terms, if at all.

We may not realize the expected benefits from these arrangements. We may not be able to exercise sole decision-making authority regarding any such collaboration, licensing arrangement, joint venture, or strategic alliance. This could create the risk of impasses on decisions, given that our partners in these arrangements may have economic or business interests that diverge from our interests. Conflicts may arise in these arrangements concerning the achievement of performance milestones or the interpretation of significant terms under any agreement (including financial obligations), termination rights, or the ownership or control of IP developed during the arrangement. Our partners may suffer adverse commercial, financial, or legal circumstances that are outside of our control and may jeopardize their success, our partners may terminate their relationships with us, or breakdowns in these relationships may give rise to disputes. Given the potentially different interests of the parties involved, we could suffer delays in product development, commercialization or other operational difficulties.

These arrangements may require us to incur non-recurring and other charges, increase expenditures, or disrupt our ordinary business activities. These arrangements may expose us to known and unknown risks, including unique risks with respect to the economic, political, and regulatory environment of any foreign entities with which we partner, quality control, and legal and regulatory violations committed by partners whose actions are outside of our control. Any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

Our increasing focus on and investment in cloud, edge computing, AI, and software offerings present risks to our business. We may not be successful in driving the global deployment and customer adoption of digital offerings, including cloud-enabled, AI-enabled, and software solutions.

A growing part of our business involves cloud, edge computing, AI (including generative AI), and software solutions, and we are devoting significant resources to developing and deploying such strategies. Our success with these solutions will depend on the level of adoption of our offerings. We incur costs to develop cloud, edge computing, AI, and software solutions and to build and maintain infrastructure to support cloud and edge computing offerings. Success with these solutions depends on execution in many areas, including:
•establishing and maintaining the utility, compatibility, and performance of our cloud, edge computing, AI, and software solutions (including the reliability of our third-party software vendors, network, and cloud providers) on a growing array of medical devices, software, and equipment;
•continuing to enhance the attractiveness of our solutions to our customers in the face of increasing competition from a significant number of existing and new entrants in the market, while meeting reliability and security expectations for these solutions; and
•meeting regulatory requirements for the development, testing, marketing, and implementation of these solutions in a fast-moving space disrupted by changing regulations around data and the need for innovation, including obtaining marketing authorizations when required.
It is uncertain whether our strategies will attract customers or generate revenue required to succeed in this highly competitive and rapidly changing global market. We commit substantial efforts, funds, and other resources to R&D and IT infrastructure for our digital offerings, and the risk of failure is inherent. Even where our digital offerings satisfy applicable regulations and reimbursement policies, customers may not adopt them due to concerns about the security of personal data or the customers’ absence of digital infrastructure to support and effectively use the offerings, a hesitancy to embrace new technology, or for other reasons. We also may not effectively execute organizational and technical changes to accelerate innovation and execution. In a number of countries, some cloud, edge computing, AI, and software solutions are restricted areas of foreign investment. Collaborating with a domestic, qualified third party will increase costs and may create uncertainties in such jurisdictions. The legality or validity of any collaboration may be challenged or subjected to scrutiny in such jurisdictions and the relevant governmental authorities have broad discretion in addressing such arrangements. Any of these risks could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.
Cloud, AI, edge computing, and software solutions in healthcare must comply with stringent regulations, including certification requirements, in many of the countries in which our customers are located, particularly in relation to obtaining, using, storing, and transferring personal data. Our software solutions must be compliant with applicable regulations in the country in question before we can launch our offerings. In some jurisdictions, we must obtain marketing authorizations before commercializing software solutions. Such regulatory compliance may take longer or cost more than expected or require that design changes be incorporated into our offerings. In addition, changes to reimbursement policies for digital healthcare offerings could potentially lead to delays and additional expense. The inability of customers to obtain adequate reimbursement from private and governmental third-party payers could adversely affect purchasing decisions and prices and cause our revenue and profitability to suffer.
Additionally, we are making significant investments in AI initiatives and are building AI into many of our digital offerings. We are planning to use AI, including generative AI, throughout our portfolios to build differentiated products and solutions and deploy those solutions through various modalities for our customers, including on the device, via edge computing or data centers, and/or via the cloud. Using AI in this manner presents risks and challenges that could affect its adoption, acceptance, and effectiveness, including flawed AI algorithms; insufficient, overly-broad, or biased datasets; unauthorized use or access to personal data; lack of acceptance from our customers; difficulties in obtaining or maintaining the necessary regulatory approvals or clearances; or failure to deliver positive outcomes. As we seek to build clinical applications that leverage AI models built by third parties, we may have limited rights to access the underlying intellectual property used to create these models, and, if requested, this may limit or impair our ability to independently verify the explainability, transparency, and reliability of the underlying model. The use of AI in healthcare offerings also poses clinical risks resulting from potential misdiagnosis or misinformation provided from AI applications, diminishing critical judgment, or loss of interpersonal care from clinicians. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, as well as their adoption, subjecting us to competitive harm; legal liability, including under new legislation regulating AI in jurisdictions such as the EU or ongoing evolution in how data protection, privacy, IP, and other laws are interpreted; regulatory actions; and reputational harm. Additionally, our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate some AI capabilities into our offerings. In addition, some AI scenarios present ethical, privacy, or other social issues, risking reputational harm and/or reduced market demand or acceptance of AI solutions. The safeguards we have designed to promote the ethical implementation of AI may not be sufficient to protect us against negative outcomes. Furthermore, we contract with numerous third parties to offer our digital content to customers as well as to assist with the development of their own software applications and services, and our reliance on access to these third parties’ healthcare digital applications, which may not continue to be available to us on commercially reasonable terms or at all, could impact our ability to offer a wide variety of our own digital offerings at reasonable prices with acceptable usage tools or continue to expand our geographic reach. These risks are amplified by the critical nature of healthcare decisions and the sensitivity of health-related information, and the occurrence of any of the above could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

Our inability to manage our supply chain or obtain supplies of components or raw materials has restricted, and could continue to restrict, the manufacturing of products, cause delays in delivery, or significantly increase our costs, and our use of third parties in various markets and their actions or inactions could affect our business.

We rely on the timely supply of components, products, services, and solutions from suppliers. If suppliers fail to meet their delivery obligations, raise prices, or cease to supply to us, it may affect our ability to deliver to our customers or significantly increase our costs. If we lose suppliers, if their operations are substantially interrupted, if their prices increase significantly due to inflationary pressures, or if any of them fail to meet performance or quality specifications, we may be required to identify and qualify one or more replacement suppliers. This also may require us to redesign or modify our products to incorporate new components and obtain regulatory authorization, qualification, or certification of these redesigned or modified products, which could increase our costs, cause material delays, or otherwise adversely affect our business. Further, we have multiple single-source or sole-source suppliers with no alternatives yet identified. Our dependence on such single- or sole-source suppliers subjects us to the risk of possible shortages, interruptions, and price fluctuations. Disruptions or loss of any of our single- or sole-source suppliers, or capacity limitations of these suppliers, could increase our costs, curtail growth opportunities, cause material delays, and adversely impact our business, financial results, and customer relationships.

Supply chain interruptions or price increases in certain key countries, such as China, India, Russia, and Israel, have had, and could continue to have, a similar adverse effect on our business. The costs of certain raw materials, logistics, and services necessary for the production and distribution of our products are subject to fluctuation based on many factors beyond our control, including, but not limited to, changes in general economic conditions, labor costs, transportation costs, and currency exchange rates.

We rely upon supplies of certain raw materials, including helium, iodine, and rare earth minerals. Worldwide demand, availability, export restrictions, and pricing of these raw materials have been volatile, and we expect that to continue in the future. For example, in 2025, China significantly tightened its export controls on rare earth minerals. Some, but not all, of these restrictions were temporarily suspended after trade negotiations with the U.S. in October 2025. If supply of these materials is further restricted or if prices increase, this could constrain our manufacturing of affected products, reduce our profit margins, or otherwise adversely affect our business, results of operations, cash flows, and financial condition.

We have replaced certain internal capabilities with outsourced products, services, or solutions. These processes may result in increased dependency on external suppliers and other third parties. For example, we rely on contract manufacturing organizations to produce certain of our molecular imaging pharmaceutical products. Failure by third-party suppliers to maintain sufficient manufacturing capacity for our products could create shortages or delay fulfilling orders. Failure of third-party suppliers to establish and comply with required quality management systems or comply with applicable legal and regulatory requirements may also lead to withdrawals of our certifications or authorizations required for market access in certain jurisdictions. Such supplier failures may prevent us from meeting customer requirements in a timely manner, which could result in damages or other claims, order cancellations, loss of market share, and damage to our reputation. Shortages or delays could adversely affect our business. A general shortage of materials or components also poses the risk of unforeseeable fluctuations in prices and demand. Any of the above factors could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Additionally, the implementation of localization requirements and other government policies driven by support of local industry, and increasing attention to sustainability matters, including EH&S matters, may impose additional costs and requirements on our business, such as the need to qualify new local suppliers or comply with new material reporting requirements, which could negatively affect our ability to compete in certain markets.

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

The risks of disruption described above, as well as the risks arising from war, geopolitical conflicts, government sanctions or trade controls, imposition of tariffs, natural disasters, climate change-related physical and transitional risks, actual or threatened public health crises, epidemics, and pandemics, cybersecurity incidents or other disruptions impacting information technology systems, or other business continuity events, could adversely affect our operations and our suppliers’ ability to deliver, and limit our ability to meet our commitments to customers or significantly impact our financial results and condition. We cannot guarantee that the mitigation strategies we employ will be successful or that we will be able to alter our strategies or develop new strategies if and as needed.

Any interruption in the operations of our facilities, or our suppliers’, customers’, or third-party providers’ facilities, may impair our ability to deliver products or provide services.

We are dependent on our global production and operating network to develop, manufacture, assemble, supply, transport, ship, warehouse, and service our offerings. A work stoppage, labor shortage, or other production limitation, including import or export restrictions and transportation issues, among others, could occur at our facilities, facilities of suppliers or other third parties on which we rely, or customer facilities, and could negatively impact our reputation and market position. Such interruptions may occur for several reasons, including as a result of regulatory enforcement actions, tight credit markets or other financial distress, changes in global trade policies, production constraints or difficulties, unscheduled downtimes, war, severe weather and natural disasters, fires and explosions, accidents, mechanical failures, pandemics, civil unrest, strikes, unpermitted releases of toxic or hazardous substances, other EH&S risks, sabotage, cybersecurity attacks, riots, or terrorist attacks.

Any significant event affecting one of our production or operating facilities may result in a disruption to our ability to supply customers, and standby capacity necessary for the reliable operation of the facility may not be sufficiently available. The impact of these risks is heightened if our production capacity is at or near full utilization (or if we lack alternative manufacturing sites) and could result in our inability to accept orders or deliver products in a timely manner. Additionally, significant capital investment to increase manufacturing capacity may be required to expand our business or meet increased demand for our products in the future. Any of these risks could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted cybercrimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business.

We manufacture and sell products that rely upon software and computer systems to operate properly and process and store confidential information. Our products are often connected to, and reside within, our customers’ IT infrastructures, including their on-premise and cloud infrastructures. In some jurisdictions, we are expected to design our products to include appropriate cybersecurity protections, and regulatory authorities may review such protections when granting marketing authorizations.

While we seek to protect our products and IT systems from unauthorized access, these measures may not be effective, particularly because techniques used to obtain unauthorized access or to sabotage systems change frequently, have increased in sophistication (including through the use of AI), and often are not identified at the time that they are launched against a target. These risks apply to our installed base of products, products we currently sell, new products we will introduce in the future, and older technology that we no longer sell or service but remains in use by customers. Additionally, we offer software, cloud, and edge computing products that are developed, controlled, or hosted by third-party providers. A cybersecurity breach of or other disruption to our systems or products, service providers’ network security and systems, or other third-party services could disrupt treatment being delivered to patients or interfere with our customers’ operations, and could lead to the loss of, damage to, or public disclosure of our employees’ and customers’ stored information, including personal data, such as individually identifiable health information (including “protected health information”). Such an event could have serious negative consequences, including alleged customer or patient harm, obligations to notify enforcement authorities or users of our products, voluntary or forced recalls of or modifications to our products, regulatory actions, fines, penalties and damages, reduced demand for or use of our offerings by customers, harm to our reputation, and time-consuming and expensive litigation, any of which could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

There are increasingly large volumes of information, including patient data, being generated that need to be securely processed and stored by healthcare organizations. Our IT systems have been subject to computer malware, unauthorized access, and other cyber-attacks. There has been an increase in the frequency and sophistication of the cybersecurity threats we and our service providers face, including through the use of AI by adversaries, and we expect these activities to continue to increase. Geopolitical tensions or conflicts, such as the conflict between Russia and Ukraine, and the increased adoption of AI technologies, may further heighten the risk of cyber-attacks. Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges, including the possibility of creating new attack methods for adversaries. The use of AI to support business operations carries inherent risks related to data privacy, IP, and security, such as intended, unintended, or inadvertent transmission of proprietary, confidential, or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. If we fail to implement adequate safeguards, the use of AI may introduce additional operational, legal, or regulatory vulnerabilities such as producing inaccurate outcomes based on flaws in the underlying data or methodologies, or unintended results.

Furthermore, we may also be exposed to a more significant risk if such actions are taken by state or state-affiliated actors. The objectives of these cyber-attacks vary widely and may include, among other things, unauthorized access to personal, customer, or third-party information, disruptions in operations and the provision of services to customers, or theft of IP or other sensitive assets or information belonging to us, our business partners, or customers. As such attacks become more effective, the risks in this area continue to grow. The back-up systems we or our customers have in place may not be adequate in the event of a failure or interruption. We may not have current capabilities to identify all vulnerabilities, which may allow others to exploit persistent potential exposures within our IT systems and products. We could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss, loss of customers, reputational damage, the loss of or damage to IP or other proprietary information, litigation, investigations, and possible liability to employees, customers, suppliers, patients, and regulatory authorities as a result of a successful cyber-attack or other disruption impacting our IT systems. Further, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations may be impaired by such cyber-attacks or disruptions. Any of the above could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects, and on the timeliness of reporting our operating results.

We rely on software, SaaS, hardware, and other material components from a number of third parties to manufacture our products or otherwise operate our business. If a material cyber incident or other disruption impacting a supplier were to result in its prolonged inability to use, manufacture, and/or ship such components, this could impact our ability to manufacture and/or use our products. In addition, third-party sourced software components, malicious code, or a critical vulnerability or error emerging within such software could expose our customers to increased cyber risk. Efforts we have undertaken to mitigate such risks may not prevent all incidents.

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

We do not own the GE trademark or logo, and we entered into a Trademark License Agreement with GE in connection with the Spin-Off (the “Trademark License Agreement”), pursuant to which GE granted us a license to use specified trademarks, which include the GE Monogram and the “GE HealthCare” word mark for use in connection with certain of our products, services, and solutions, as well as the right to use the GE brand in connection with certain legal entity names within our corporate structure. GE owns and controls the GE brand, and the integrity and strength of the GE brand will depend in large part on the efforts and businesses of GE and other licensees of the GE brand and how the brand is used, promoted, and protected by them, which will be outside of our control. Furthermore, there are certain circumstances under which the Trademark License Agreement may be terminated. Termination of the Trademark License Agreement would eliminate our rights to use the specified trademarks granted to us under this agreement and may result in our having to negotiate a new or reinstated agreement with less favorable terms or cause us to lose our rights under the Trademark License Agreement, which would require us to change our corporate name and undergo significant rebranding efforts. Any rebranding efforts may require significant resources and expenses and may affect our ability to attract and retain customers, all of which could have an adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

If we are unable to attract or retain key talent and qualified employees or maintain relations with our employees, unions, and other employee representatives, it could adversely affect our business.

There is substantial competition for key talent, senior management, and qualified employees in the healthcare industry, and we may face increased competition for such a highly qualified scientific, technical, clinical, and management workforce in a highly competitive environment. To help attract, retain, and motivate qualified employees in senior roles, we use equity-based awards and performance-based cash incentive awards. Sustained declines in our stock price, or lower stock price performance relative to competitors, can reduce the retention value of our equity-based awards, which can impact the competitiveness of our compensation. There can be no assurance that we will be successful in retaining existing talent or recruiting new talent.

Certain of our employees in the U.S. and elsewhere are covered by collective bargaining agreements. These agreements typically contain provisions regarding the general working conditions of our employees, including provisions that could affect our ability to restructure our operations, close facilities, or reduce our number of employees. We may not be able to extend existing collective bargaining agreements or, upon the expiration of such agreements, negotiate such agreements in a favorable and timely manner or without work stoppages, strikes, or similar actions.

The loss of one or more key employees; our inability to attract or develop additional qualified employees; any delay in hiring key talent; any deterioration of the relationships with our employees, unions, and other employee representatives; or any material work stoppage, strike, or similar action could have a material adverse effect on our business results, cash flows, financial condition, or prospects. Furthermore, our actions or responses to any such negotiations, labor disputes, work stoppages, or strikes could negatively impact our corporate reputation and have adverse effects on our business.

Increasing attention to sustainability matters, including EH&S matters, may impose additional costs on our business and expose us to new risks.

We face increasing attention from investors, regulators, customers, and other stakeholders, who may have conflicting views on our positions, performance, and disclosures relating to sustainability-related matters, and we are subject to legal and regulatory requirements relating to such positions, performance, and disclosures. In addition, sustainability-based customer standards and tender requirements or weighting criteria, in particular in the EU, may impact our ability to compete successfully. These requirements continue to broaden and may be conflicting, both in terms of scope and geography, a trend we expect to continue. If we draw scrutiny for the positions we take or do not take on these matters (or for altering any such position) or receive unfavorable ratings from third-party organizations that provide information to investors on sustainability matters, it could be used by investors, lenders, customers, and employees to inform their investment, financing, purchasing, or employment decisions, which could have a negative impact on our business. Additionally, our processes and controls for reporting of sustainability matters may not always conform with evolving and disparate standards for identifying, measuring, and reporting sustainability metrics, and such standards may change over time, which could result in significant revisions to our performance metrics, goals, or reported progress in achieving our goals. Furthermore, a failure to adequately meet regulatory expectations may result in non-compliance, the loss of business and reputational impacts, and our becoming the target of litigation or investigations initiated by government authorities or private actors alleging that our activities related to sustainability matters are anti-competitive, discriminatory, or otherwise unlawful.

We have established and publicly announced details of our sustainability program, including goals related to addressing climate change. While these goals reflect our current plans and aspirations, we may need to adjust or revise them in light of changes to the assumptions made at the time they were set or the emergence of risks related to our ability to deliver them. These risks include the availability and cost of low- or non-carbon-based energy sources; the suitability, cost, and availability of materials and technologies; and the possible organic growth of our business.

We are also subject to international, national, state, and local laws, regulations, industry and customer standards, and other voluntary commitments related to EH&S matters. These EH&S laws, regulations, standards, and commitments apply to a broad range of activities across our whole product lifecycle, including those related to (1) protection of the environment, protected species, and use of natural resources; (2) occupational health, safety, and well-being; (3) the use, handling, management, release, storage, transportation, remediation, and disposal of, and exposure to, hazardous waste, radiochemical materials, and other hazardous or toxic materials; (4) our products, including the use of certain chemicals in our products and production processes; (5) emissions to air, land, and water; and (6) climate change.

The requirements we are subject to impose responsibilities on our business, including the obligation to install pollution control technologies and to obtain and maintain various environmental permits, the cost of which may be substantial. They can also impose cleanup liabilities, including with respect to discontinued or predecessor operations or third-party waste disposal sites. In some jurisdictions we are, and may increasingly be, subject to climate change mitigation and adaptation regulation, tax, disclosure, and reporting requirements. If we fail to comply with these requirements, we could be subject to administrative, civil, or criminal fines and penalties; remediation costs; enforcement actions; the suspension or termination of our permits or operations; third-party claims; or other sanctions.

The implementation of new or existing EH&S laws, regulations, and industry and customer standards, and any changes to them, which we cannot predict and which have historically become more stringent over time, could increase our costs and require us to reassess our business priorities. Administrative decisions, legal developments, or other governmental or judicial actions may influence the interpretation or enforcement of EH&S laws, regulations, and industry standards, and may thereby increase compliance or other costs. In addition, EH&S laws, regulations, and standards may also have an adverse impact on our ability to develop our products and to maintain and grow access to certain markets. EH&S laws and regulations enacted worldwide may require us to re-design products or production processes, or to cease using certain substances, leading to detrimental operational impacts and an increase in operating costs. Any of these risks or costs, and our ability to assess, prepare for, and fully comply with future EH&S laws or regulations, could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

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

REGULATORY AND LEGAL RISKS.

The FDA and equivalent global agencies tightly regulate and actively enforce the laws and regulations governing the development, authorization, and commercialization of medical devices and pharmaceutical products.

We are subject to rigorous regulation governing development, product testing, manufacturing, packaging, labeling, safety, quality, storage, marketing clearance or approval, advertising and promotion, import and export, sales and distribution, performance and effectiveness, and post-market surveillance. The FDA, the various competent authorities of the EU member states or other European countries that enforce the EU’s Medical Device Regulation, the EMA (for pharmaceuticals) in the EU, and the NMPA in China are the regulatory authorities affecting us most prominently with respect to the commercialization of our products, services, and solutions. There are numerous other regulatory schemes at the national and sub-national levels in other countries in which we conduct business. Regulatory premarket clearance, approval, or conformity assessment requirements may affect or delay our ability to market new offerings. The need to comply with regulations is a substantial controlling, operational, and reputational risk. A failure to comply with applicable laws and regulations could result in governmental investigations, fines, and other sanctions, the temporary or permanent shutdown of production facilities, recalls of products, product withdrawals, revocation of marketing authorizations, disqualification from participation in healthcare activities, third-party and purported whistleblower claims, import detentions, and negative publicity, which could have adverse consequences on our business, results of operations, cash flows, financial condition, or prospects.

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

We also carefully monitor the quality and performance of our products once they are distributed. We may identify problems with product design, manufacturing, labeling, distribution, or other issues that impact the safety, quality, or performance of our products. These types of issues have in the past, and could in the future, create risk to patients, clinicians, or other personnel in contact with our products and lead to product recalls, removals, replacement, servicing, or other corrective actions. This can also create risk of enforcement action by regulatory authorities, increased product liability risk, and civil or criminal claims.

Regulatory scrutiny may increase in the future and could require us to change the way we operate, including the way in which we offer certain services. Regulations pertaining to our products are increasing and becoming more stringent in already regulated countries, and countries that did not previously regulate medical products are developing and implementing regulations for these products. These laws and regulations vary by jurisdiction, are complex, change frequently, and are subject to changes in interpretation and enforcement. Moreover, certain fields, such as cloud and edge computing, clinical decision support software, cybersecurity, mobile medical applications, AI, and machine learning are rapidly evolving within the industry and particularly subject to changing law and regulation. New or changing regulations can delay or otherwise adversely impact our ability to bring certain products to market.

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

Additionally, if a regulatory authority concludes that we are not in compliance with applicable laws or regulations or that our products pose an unreasonable risk for patients, users, or others, regulatory authorities may refuse to accept or authorize regulatory filings; ban such offerings; detain or seize unadulterated or misbranded products; order a recall, repair, replacement, or refund of such products; or require us to notify healthcare professionals and others that the offerings present unreasonable risks of substantial harm to public health. A regulatory authority may impose operating restrictions or enjoin certain violations of applicable law pertaining to medical devices or pharmaceutical products and assess civil or criminal penalties against us. The regulatory authority may also recommend prosecution by law enforcement agencies. Any new legislation or regulation or any changes in the interpretation or enforcement of existing legislation or regulation may impose significant and costly new obligations on us, which may interrupt our supply of products, delay launch of new offerings, or negatively affect our cost of doing business. Given the foregoing, future costs and liabilities relating to compliance with applicable laws and regulations could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
The failure to comply with the FCPA and similar anti-corruption and anti-bribery laws globally has resulted in, and could continue to result in, civil or criminal sanctions and adversely affect our business.
The Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act of 2010 (“UKBA”), and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies from offering and making corrupt payments to or otherwise engaging in bribery of government officials. We operate in many parts of the world that have experienced elevated levels of public sector corruption. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the U.S. are with governmental entities, the employees of which may be considered government officials under such laws. Many anti-corruption laws, such as the UKBA, also prohibit bribery of private sector individuals, and thus extend far beyond interactions with government officials. We also are subject to the accounting provisions of the FCPA, which require us to keep accurate books and records and to maintain an adequate system of internal accounting controls sufficient to provide reasonable assurances of management’s control, authority, and responsibility over our assets. Non-U.S. companies, including some of our competitors, may not be subject to the provisions of the FCPA. If these competitors engage in corrupt practices, they may gain a business advantage.
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

We are subject to antitrust and competition laws, which generally prohibit certain types of conduct deemed to be anti-competitive, including price fixing, bid rigging, cartel activities, price discrimination, market monopolization, tying arrangements, and other practices that have, or may have, an adverse effect on competition. Regulatory authorities may have authority to impose fines and sanctions or to require changes or impose conditions on the way we conduct business in connection with alleged non-compliance with applicable law. Under certain circumstances, violations of antitrust laws could result in suspension or debarment of our ability to contract with certain parties or complete certain transactions. In addition, an increasing number of jurisdictions also provide private rights of action for competitors or consumers to seek damages asserting claims of anti-competitive conduct. Increased government scrutiny of our actions or enforcement of private rights of action could adversely affect our business or damage our reputation. Conducting internal investigations or responding to audits or investigations by government agencies could be costly and time-consuming. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

We are subject to stringent privacy laws and information security regulations.

Our products and systems receive, generate, and store significant volumes of personal and sensitive information, such as employee, supplier, customer, and patient data. Moreover, our digital ecosystem enables our customers to store personal data of their patients in cloud solutions that are hosted by us using third-party cloud providers. There are additional regulations relating to cloud data protection and privacy, which heightens our risks associated with the protection of such information. We have legal and contractual obligations regarding the protection of confidential and personal information and the appropriate collection, use, retention, protection, disclosure, transfer, and other processing of such data. Additionally, regulators within the U.S., EU, and around the world are evaluating or have started to regulate development and use of data generated by connected product or service as well as AI technologies. We are subject to various privacy law regimes in the different jurisdictions in which we operate, including comprehensive regulatory systems in Europe, Latin America, and Asia Pacific and sector-specific requirements. Some international jurisdictions have enacted or are enacting data localization laws mandating that certain types of data collected in a particular jurisdiction be physically stored within that jurisdiction. In addition, U.S. regulators have adopted regulations that prohibit or restrict certain transfers of bulk U.S. sensitive personal data or U.S. government-related data to specified countries of concern or to entities and individuals that reside in or are otherwise associated with a country of concern.

These laws and regulations continue to evolve, and we cannot be sure how these laws and regulations will be interpreted, enforced, or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures, and systems. If we, or third parties, fail to adequately safeguard confidential and personal data, or if such information or data are wrongfully used by us or third parties, or disclosed to unauthorized persons or entities, such an event may result in fines, penalties, and harm to our reputation and could have a material adverse effect on our business results, cash flows, financial condition, or prospects. For additional information see “Data and Data Privacy Laws” under Item 1, “Business.”

Changes in applicable tax laws and regulations, as well as adverse outcomes of ongoing and future tax audits, could adversely affect our business and our ability to use deferred tax assets.

We are subject to income and other non-income taxes (including sales, excise, and value-added) in multiple jurisdictions. Thus, the tax treatment of transactions we execute is subject to changes in tax laws or regulations, tax treaties, or positions by the relevant authority regarding the application, administration, or interpretation of these tax laws and regulations. These factors, together with the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, and uncertainties regarding the geographic mix of earnings in any period, can affect our estimates of our effective tax rate and income tax assets and liabilities, result in changes in our estimates and accruals, and have a material adverse effect on our business results, cash flows, or financial condition. We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business; however, such changes could potentially result in higher tax expense and payments, along with increasing the complexity, burden, and cost of compliance.

We are subject to periodic tax audits by tax authorities and we may have liability in connection with tax audits of GE for periods prior to the Spin-Off. Tax authorities may not agree with our interpretation of applicable tax laws and regulations. As a result, such tax authorities may assess additional tax, interest, and penalties. We regularly assess the likely outcomes of these audits and other tax disputes to determine the appropriateness of our tax provision and establish reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of any tax audit or other tax dispute or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves. As such, the actual outcomes of these disputes and other tax audits could have a material impact on our business and financial results.

Finally, while the majority of our deferred tax assets either do not have an expiration date or are expected to be utilized prior to an expiration date, our ability to fully benefit from these assets could be impacted by the taxable income generated in certain countries over time, subsequent changes to applicable tax laws in these jurisdictions, and our Tax Matters Agreement with GE (see Note 11, “Income Taxes” and Note 19, “Related Parties and Transition Services Agreement”).

If the Spin-Off is determined to be a taxable transaction, it could result in significant tax liability to GE and its stockholders and we could have an indemnification obligation to GE, which could adversely affect our business, financial condition, cash flows, and results of operations.

Prior to the completion of the Spin-Off, GE received (1) a private letter ruling from the Internal Revenue Service (the “IRS”) to the effect that, among other things, the Spin-Off will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) and (2) written opinions to the effect that the Spin-Off will qualify for non-recognition of gain and loss under Section 355 and related provisions of the Code.

The opinions do not address any U.S. state or local or foreign tax consequences of the Spin-Off. In addition, the opinions and the private letter ruling rely on certain facts, assumptions, representations, and undertakings from GE and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not otherwise satisfied, GE and its stockholders may not be able to rely on the opinions or the private letter ruling and could be subject to significant tax liabilities. The opinions are not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Notwithstanding the opinions or the private letter ruling, the IRS could determine on audit that the Spin-Off or any of certain related transactions is taxable if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated, or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of GE or us after the Spin-Off. If the conclusions expressed in the opinions are challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences of the Spin-Off (including the tax consequences to GE and the U.S. Holders (as defined in the Code)) could be materially less favorable.

If, as a result of any of our representations being untrue or our covenants being breached, the Spin-Off were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, we could be required by our Tax Matters Agreement with GE to indemnify GE for the resulting taxes and related expenses. Those amounts could be material and any such obligation could adversely affect our business, financial condition, cash flows, and results of operations.

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
Additionally, our customers include hospitals, universities, healthcare providers, government agencies, and public and private research institutions. Many factors, including public policy spending priorities, available resources, and product and economic cycles, have a significant impact on the capital spending policies of these entities. Impasses in national, regional, or local government budgeting decisions, including as a result of U.S. federal government shutdowns, could lead to substantial delays or reductions in governmental spending. Many of our products have lengthy sales and purchase order cycles or are subject to competitive bidding or public tender processes. As a result, customers may delay or accelerate system purchases in conjunction with timing of their capital budget timelines or be unable to complete such purchases at all. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
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
Additionally, some governmental entities, including the U.S. federal government, can terminate contracts for their convenience or for our default. These governmental entities may also be subject to continued legislative funding approval. Early termination for convenience of one or more of our contracts, or a change in a government customer’s funding levels, including as a result of a U.S. federal government shutdown, could impact our expected revenues. A termination for default of one or more of our contracts could subject us to penalties and damages resulting from the default, including costs for the governmental entity to reprocure the items under contract, in addition to other penalties previously listed. In 2025, the U.S. administration began efforts to reduce federal spending and the size of the federal workforce. These and similar spending reductions could result in contract terminations, delays, and cancellations of new procurements, and reductions in price and contract scope.
The U.S. federal government could also invoke the Defense Production Act (“DPA”), requiring that we accept and prioritize contracts for materials deemed necessary for national defense, regardless of loss in revenue incurred on such contracts. In such circumstances, we may be required to reallocate time and resources away from our customers to fulfill U.S. federal government requests under the DPA. This could cause us to be unable to fulfill contractual obligations to non-U.S. federal government customers and harm long-term business relationships with our customers, suppliers, and channel partners, which could adversely affect our business. Additionally, we conduct business in many countries outside of the U.S. and, therefore, could be subject to similar laws and regulations imposed by governments of other countries. These laws or regulations could likewise cause us to be unable to fulfill contractual obligations or require us to reallocate time and resources, which could adversely affect our business.

We are also subject to government audits, investigations, and oversight proceedings. Efforts to ensure our business arrangements comply with applicable laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future laws and regulations. If any such actions are instituted against us, defense can be costly and time-consuming, and may require significant financial and personnel resources. If we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, possible exclusion from participation in certain government healthcare programs (including Medicare and Medicaid in the U.S.), contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations. In addition, any of our government contracts could be terminated or we could be suspended or debarred from all government contract work. In January 2025, an executive order was issued requiring U.S. federal contractors to certify that they do not operate any programs promoting diversity, equity, and inclusion that violate any applicable federal anti-discrimination laws. Additionally, various U.S. federal and state government agencies and departments may initiate legal proceedings asserting our actions or programs violate civil rights laws or other similar federal or state orders, laws, or regulations. A violation of these or similar federal or state orders, laws, or regulations may expose us to penalties and sanctions discussed above and jeopardize our ability to continue to do work with the U.S. federal government and certain state governments, which may adversely affect our future results of operations. We also possess dependencies on governments relative to workforce protocols and customs decisions due to events that are difficult to predict, such as pandemics and regional conflicts. Any of these risks could have a material adverse effect on our business, cash flows, financial condition, results of operations, or prospects.

We are exposed to risks associated with product liability claims that have been and may be brought against us or as a result of the actions or inactions of our customers or third parties that are outside of our control.

We design, manufacture, sell, install, and service a wide range of technologically-advanced products. Our products are used by healthcare providers to diagnose, monitor, and treat a wide range of medical conditions. We are required to comply with high quality standards and quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving our offerings, and ensuring the safety and efficacy of our products. As a result, our business exposes us to potential product liability claims. We have been, and expect to continue to be, subject to lawsuits from customers and patients alleging that our products contributed to a personal injury, death, incorrect diagnosis, property damage, and/or that we allegedly did not appropriately warn the customer or patient of potential risks associated with the product. Even if these or similar claims are without merit, they can result in costly and time-consuming litigation. We may also be exposed to claims or regulatory action if our products do not conform or are alleged not to conform to applicable product or design specifications, labeling, or manufacturing requirements. Quality issues could result in warranty, guarantee, or other claims, including with respect to performance guarantees under service contracts. Even if such non-conformance has no actual impact on the quality of our products, we may be exposed to claims, regulatory actions, or negative press reports, or may be required to modify our products or their labeling, conduct a recall, or take other actions, any of which could adversely affect our reputation or our relationships with customers and users of our products.

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

Moreover, if our products gain a reputation for being unreliable, unsafe, or ineffective, our relationships with governmental authorities may be adversely affected, which could result in increased scrutiny by regulatory authorities. In addition, if one of our products is determined to be defective (whether due to design, labeling, or manufacturing defects, or other reasons), or found to be so by a regulatory authority, we may be liable for damages or fines or be required to correct, remove, or recall the product or notify competent regulatory authorities. See “The FDA and equivalent global agencies tightly regulate and actively enforce the laws and regulations governing the development, authorization, and commercialization of medical devices and pharmaceutical products.” The adverse publicity resulting from a recall could damage our reputation and cause customers to review and possibly terminate their relationships with us, potentially beyond the product that was the subject of the action. A correction, removal, or recall could consume management and employee time, and adverse publicity, harm to our reputation, or increased regulatory scrutiny could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

We maintain product liability insurance coverage, among other liability insurance coverage, which includes deductible amounts and self-insured retentions. Our insurance coverage may prove to be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is successfully brought against us relating to a self-insured liability or a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited, we could be required to pay substantial damages, which could have a material adverse effect on our business results, financial position, cash flows, or prospects. Any litigation, investigation, or complaint and any adverse publicity surrounding such allegations or actions could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

Moreover, we may face substantial liability to patients, customers, and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing, or interoperability of our products with other products, or their misuse or failure. Our products generally operate within our customers’ facilities and network systems. Human and other errors or accidents may occur during the operation of our products in complex environments, particularly where our products are used in conjunction with products from other vendors, where interoperability or data sharing protocols may result in unsatisfactory performance even though the equipment operates according to specifications. In addition, ISOs could fail to adequately perform their obligations or to properly service our products, which could subject us to further liability. We may also be subject to claims for property damage, economic loss, bodily injury, or death related to or resulting from the installation, servicing, and support of our products. Any accident, mistreatment, or related injury or death could cause us to incur legal costs; subject us to litigation, recall, or regulatory enforcement actions; or generate negative publicity and cause damage to our reputation, whether or not we or our products were at fault, and could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

We may become involved in litigation, arbitration, and governmental proceedings, including those stemming from third-party conduct beyond our control.

We are involved in, or threatened with, legal, arbitration, and governmental proceedings or investigations from time to time in the ordinary course of our business as well as heightened scrutiny in the healthcare industry, including disputes with employees, competitors, customers, suppliers, channel partners, competition authorities, regulators, other authorities, purported whistle-blowers, regulatory agencies, or others concerning allegations of, among other things, breaches of contract, product liability, product defects, IP infringement, logistics or manufacturing related topics, quality regulations, EH&S or employment issues, termination of business relationship, or alleged or suspected violations of applicable laws in various jurisdictions. The outcome of pending or potential future legal, arbitration, and governmental proceedings is difficult to predict, and excessive verdicts do occur. If such proceedings are determined adversely to us or if we enter into a legal settlement, we may be required to change our business practices or take other actions or we may incur fines, penalties, or monetary losses, some of which may be significant or could disrupt the operation of our business. Exposure to litigation or government action, whether directed at us; our customers, suppliers, or channel partners; or our or their respective business partners, could also result in the distraction of management resources and adversely affect our reputation, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects. Like other companies in our industry, we are subject to investigations and extensive regulation by government agencies around the world. As a result, we have interactions with government agencies on an ongoing basis. Criminal charges and substantial fines or civil penalties, as well as limitations on our ability to conduct business in applicable jurisdictions and other changes to our business practices, could result from government investigations.

Developments following regulatory authorization, including results in post-approval device or pharmaceutical Phase 4 trials or other studies, could adversely affect sales or decrease demand for our medical devices or pharmaceutical products.

As a condition to granting marketing authorization of a medical device or pharmaceutical product, the FDA may require a company to conduct additional clinical trials or surveillance studies. The outcomes of these post-market trials could result in the loss of marketing authorization, changes in product labeling, or new or increased concerns about the safety or efficacy of a product. Regulatory agencies in countries outside of the U.S. often have similar authority and may impose comparable requirements. Post-marketing studies, whether conducted by us or by others, and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect the availability or commercial potential of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on the availability or commercial potential of the affected products. Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived safety issues or uncertainty regarding efficacy and, in some cases, could result in updated labeling, restrictions on use, product withdrawal, or recall. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

GENERAL RISKS.

Complying with our requirements under our debt instruments could adversely affect our business, results of operations, cash flows, and financial condition.

We have $10,003 million of borrowings outstanding as of December 31, 2025, and we may incur additional indebtedness in the future. Our existing debt, together with any additional indebtedness that we may incur, could have important consequences, including, but not limited to, requiring a portion of our cash flow from operations to make principal and interest payments, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds as needed to take advantage of business opportunities as they arise, pay cash dividends, or repurchase our common stock.

The debt instruments that comprise our indebtedness contain restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt. To the extent that we incur additional indebtedness, the risks described above could increase.

Our ability to make payments on and to refinance our indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash from operations, financings, or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Additionally, a substantial portion of our total consolidated cash is held overseas and may not be efficiently accessible to fund our debt obligations, which are primarily held in the U.S.

We have significant postretirement benefit liabilities, including pension, healthcare, and life insurance benefit obligations, and the actual costs and related cash flows of these obligations are uncertain and could exceed current estimates.

We have significant postretirement benefit liabilities, including pension, healthcare, and life insurance benefit obligations. These net liabilities arise under multiple retirement benefit plans and statutory obligations in various countries. Most of the liabilities arise under pension plans, including defined benefit pension plans, either funded with plan assets (partially or fully) or unfunded. Increases in pension, healthcare, and life insurance benefit obligations and costs could have a material adverse effect on our earnings, cash flows, and financial condition.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) require that we calculate income or expense for the plans using actuarial valuations, which reflect assumptions about financial markets, interest rates, and the expected long-term rate of return on plan assets. We are also required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase in equity. Additionally, many of the factors that impact our pension calculations are subject to financial market volatility, and future changes in the discount rate or shifts in returns on plan assets can adversely impact our financial results and financial condition. Any of these factors could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects. Furthermore, accounting standards and legal conditions governing our pension obligations are subject to changes in applicable legislation, regulations, or case law. We cannot provide any assurance that we will not incur new or more extensive pension obligations in the future due to such changes. For a discussion regarding how our financial statements have been and can be affected by our pension and healthcare benefit obligations, see Note 10, “Postretirement Benefit Plans” to the financial statements included elsewhere in this Annual Report on Form 10-K.

Changes in foreign currency exchange rates, equity prices, and interest rates, and unfavorable changes in economic conditions or uncertainties that affect the capital markets, could adversely affect our financial performance.

We generate the majority of our revenue outside of the U.S. Fluctuations in the value of foreign currencies relative to the U.S. dollar (“USD”) could adversely affect our financial results. As of the year ended December 31, 2025, our largest currency exposures are the Euro, Chinese Renminbi, Japanese Yen, Norwegian Krone, and British Pound Sterling. Revenues and expenses of our non-U.S. businesses are translated into USD for financial reporting purposes, and fluctuations in the value of foreign currencies against the USD impact reported earnings. In addition, our assets and liabilities denominated in foreign currencies can also be impacted by changes in foreign currency exchange rates against the USD, which could result in exchange gains or losses from revaluation. We also face foreign exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Furthermore, foreign exchange hedging activities do not offer permanent or comprehensive protection, appropriate hedging instruments may not always be available or may be prohibitively costly, or we might not be successful in effectively mitigating such exposures.

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

Our certificate of incorporation provides that certain state and federal courts in the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent, or stockholder to us or our stockholders; any action asserting a claim arising pursuant to the Delaware General Corporation Law ("DGCL"), the certificate of incorporation, or the bylaws; or any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery within the State of Delaware lacks jurisdiction over such action, the action may be brought in another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then in the United States District Court for the District of Delaware. Additionally, our certificate of incorporation states that the foregoing provision will not apply to claims arising under the Securities Act of 1933, as amended (the “Securities Act”). Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

Several provisions of our certificate of incorporation, bylaws, and Delaware law may discourage, delay, or prevent a merger or acquisition. These include, among others, provisions that (1) establish advance notice requirements for stockholder nominations and proposals; (2) limit the ability of stockholders to call special meetings or act by written consent; (3) provide the Board the right to issue shares of preferred stock without stockholder approval; and (4) provide for the ability of our directors, and not stockholders, to fill vacancies on the Board (including those resulting from an enlargement of the Board). In addition, we are subject to Section 203 of the DGCL, which could have the effect of delaying or preventing a change of control that stockholders may favor.

These and other provisions of our certificate of incorporation, bylaws, and Delaware law may discourage, delay, or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of GE HealthCare, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price. These provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Board determines is not in our and our stockholders’ best interests.

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
•Risk identification begins with understanding the devices and equipment in use across the company, including laptops, servers, and other data devices, industrial equipment and machinery, and associated risks related to the use of those devices and equipment.
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
We have a dedicated team of cyber professionals who report to our Chief Information Security Officer (“CISO”). This team publishes information technology and security policies, measures compliance, trains the workforce on cyber risks and protections, and operates a program to identify and mitigate risks and threats. Our risk mitigation activities include workforce awareness, vulnerability management, network segmentation, cyber protection and containment, detection, response and recovery. This team operates to decrease the risk of cyber incidents having a material impact. We measure our programs against the National Institute of Standards and Technology Cyber Security Framework and regularly test our controls and incident response plans.
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
To date, the Company is not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on the Company, including its business strategy, or financial results. However, despite our security measures, there can be no assurance that the Company, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us. We describe whether and how cybersecurity-related risks could materially affect our business in Item 1A, “Risk Factors” under the heading “Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted cybercrimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business.”
CYBERSECURITY GOVERNANCE.
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Audit Committee of our Board is responsible for the oversight of cybersecurity-related risks. The Audit Committee regularly receives reports from management on our cybersecurity threat risk management and strategy processes, including on topics such as our data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, incident response plans, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to these risks. The Audit Committee received reports from our Chief Information Officer (“CIO”) and/or CISO four times in 2025.

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

ITEM 2. PROPERTIES

GE HealthCare is a global organization headquartered in Chicago, Illinois with other major centers in or near the following cities: Milwaukee, Paris, Bangalore, and Shanghai. We own or lease over 300 facilities around the world excluding third-party logistics sites. We have 44 manufacturing facilities, of which 32 are owned. We have 14 manufacturing facilities located in the United States and 30 located outside of the United States, including in China, Japan, Mexico, Norway, India, Israel, Germany, Brazil, Austria, Denmark, France, Ireland, the Netherlands, Sweden, Finland, and South Korea. Many of these facilities serve more than one business line and may be used for multiple purposes, such as administration, sales, research, manufacturing, warehousing, service, and distribution. We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

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

STOCKHOLDERS.

There were 180,363 stockholders of record of GE HealthCare common stock as of January 28, 2026.

DIVIDENDS.

We declared a quarterly dividend of $0.035 per share to our stockholders of record for all quarters of 2025. The timing, declaration, amount, and payment of future dividends to stockholders, if any, will fall within the discretion of the Board of Directors taking into consideration matters such as the capital needs of GE HealthCare and opportunities to retain future earnings for use in the operation of our business and to fund future growth.

ISSUER PURCHASES OF EQUITY SECURITIES.

On April 30, 2025, our Board of Directors authorized a share repurchase program (the “repurchase program”) pursuant to which GE HealthCare may repurchase up to $1,000 million of its common stock. The repurchase program does not have an expiration date. We did not repurchase any of our common stock during the three months ended December 31, 2025 and had $800 million available under the authorization as of December 31, 2025.

STOCK PERFORMANCE GRAPH.

The following graph compares the total return on the Company’s common stock for the last 36 months with the Standard & Poor’s 500 (“S&P 500”) and S&P 500 Healthcare indices. The graph assumes $100 was invested in each of these indices on January 4, 2023, the first day of “regular way” trading for our common stock, and that all dividends were reinvested.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial results should be read in conjunction with the consolidated financial statements and corresponding notes (the “financial statements”) included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis provide information management believes to be relevant to understanding the financial results of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) for the years ended December 31, 2025 and 2024. For additional information on the year ended December 31, 2023 and year-over-year comparisons to December 31, 2024, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances; see “Forward-Looking Statements.” Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in Item 1A, “Risk Factors.”

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

On January 3, 2023, General Electric Company, which now operates as GE Aerospace (“GE”), completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). Refer to Note 19, “Related Parties and Transition Services Agreement” for further information.

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

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Global Trade and Macroeconomic Environment
Throughout 2025, the U.S. imposed a variety of new tariffs on most imports from all countries in the world. This in turn prompted several countries to announce tariffs on U.S. imports. While the situation continues to be fluid, tariffs materially impacted our Operating income by approximately $245 million and cash flows by approximately $285 million for the year ended December 31, 2025, primarily the bilateral U.S. and Chinese tariffs and U.S. tariffs on all other global import suppliers. Should the tariffs continue at formally communicated levels, we expect to continue to see a material impact to our financial results. Additional tariffs or other trade restrictions by the U.S. or other countries where we do significant business, or other restrictions on specific industries, such as pharmaceuticals, could further materially impact our results in the future. While we are taking actions to mitigate the impact of tariffs, we do not expect that our mitigation actions will fully offset the additional costs or other negative impacts resulting from the tariffs.

We continue to monitor the global markets in which we operate for changes in customer behavior, changes in government spending and reimbursement, and indirect impacts from the tariffs. Should these factors dampen economic growth, slow global trade, or impact inflation, we could see adverse impacts to our business as our customers adapt to the change in economic environment. We also continue to monitor potential impacts on purchasing decisions by both public and private customers in China and other markets as a result of the current trade environment, as well as other actions related to tariffs and trade frictions, investigations, or activities that could similarly increase our costs or otherwise impact our business. In addition, if negative sentiment towards U.S. companies influences the purchasing decisions of global customers, our business could be impacted materially.

China Market
We believe the focus of government policy in China is on expanding access to healthcare. In addition, our investments to address clinical needs, localization, and commercial infrastructure should benefit our business in China in the long term. However, we continue to monitor developments in the China market, including increased competition from local companies and the prevalence of Volume Based Procurement policies, both of which have impacted our orders and revenues and may continue to do so.

Russia and Ukraine Conflict
We had $214 million and $162 million of assets in, or directly related to, Russia and Ukraine as of December 31, 2025 and December 31, 2024, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $353 million and $363 million from customers in these two countries for the years ended December 31, 2025 and 2024, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. Under the current U.S. Department of Commerce regulations, we are permitted to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which has eliminated the need for us to obtain individual U.S. licenses in most cases; however, licenses still may be needed for some transactions. The European Union and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. The implementation of these measures affected our ability to supply customers in Russia during the years ended December 31, 2025 and 2024 and is expected to continue to do so as we confirm applicability of the U.S. License Exception to our transactions and continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we apply, that any approvals we obtain will be on a timely basis, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. We will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

Geopolitical Conflicts
Geopolitical instability, across multiple regions, could adversely impact our operations, supply chains, and logistics. These events may result in increased costs, delays in product deliveries, and challenges in maintaining service levels in affected areas. While these events have not materially impacted our operations, we continue to monitor these developments closely.

Recent U.S. Legislation
On July 4, 2025, the One Big Beautiful Bill Act was signed into U.S. law, which includes significant changes to the federal income tax system. The changes did not have a material impact to the Company’s tax provision for the year ended December 31, 2025.

Seasonality
Our revenues, operating profits, and cash flows vary from quarter to quarter. Financial results in the fourth quarter have historically been higher than in other quarters due to the spending patterns of our customers.

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

___________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented.

Consolidated Statements of Income	For the years ended December 31
	2025	2024
Sales of products	$13,661	$13,075
Sales of services	6,964	6,597
Total revenues	20,625	19,672
Cost of products	8,942	8,271
Cost of services	3,436	3,196
Gross profit	8,248	8,205
Selling, general, and administrative	4,225	4,269
Research and development	1,260	1,311
Total operating expenses	5,485	5,580
Operating income	2,763	2,625
Interest and other financial charges – net	440	504
Non-operating benefit (income) costs	(288)	(406)
Other (income) expense – net	(157)	(55)
Income before income taxes	2,768	2,581
Benefit (provision) for income taxes	(614)	(531)
Net income	2,154	2,050
Net (income) loss attributable to noncontrolling interests	(70)	(57)
Net income attributable to GE HealthCare	$2,084	$1,993

TOTAL REVENUES.

Revenues by Segment	For the years ended December 31
	2025	2024	% change	% organic* change
Segment revenues
Imaging	$9,245	$8,855	4.4%	3.8%
AVS	5,354	5,131	4.3%	3.8%
PCS	3,086	3,125	(1.2)%	(1.5)%
PDx	2,900	2,508	15.6%	8.8%
Other(1)	40	52
Total revenues	$20,625	$19,672	4.8%	3.5%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services which does not meet the definition of an operating segment.

Revenues by Region	For the years ended December 31
	2025	2024	% change
United States and Canada (“USCAN”)	$9,531	$8,981	6.1%
Europe, the Middle East, and Africa (“EMEA”)	5,425	5,051	7.4%
China region	2,251	2,360	(4.6)%
Rest of World	3,418	3,280	4.2%
Total revenues	$20,625	$19,672	4.8%

For the year ended December 31, 2025
Total revenues were $20,625 million, growing 4.8% as reported and 3.5% organically*. Sales of products increased 4.5% or $586 million primarily driven by strong growth in PDx, Imaging, and AVS revenues. Sales of services increased 5.6% or $368 million primarily driven by growth in new and existing customer contractual agreements.
____________________
*Non-GAAP Financial Measure

The segment revenues were as follows:

•Imaging segment revenues were $9,245 million, growing 4.4% or $390 million, with growth in the USCAN and EMEA regions, partially offset by continued pressure in the China market;
•AVS segment revenues were $5,354 million, growing 4.3% or $222 million with strength in the U.S. market, partially offset by continued pressure in the China market;
•PCS segment revenues were $3,086 million, decreasing 1.2% or $38 million, largely driven by a decline in Life Support Solutions revenues; and
•PDx segment revenues were $2,900 million, growing 15.6% or $392 million as reported, driven by an increase in Organic revenue* and the acquisition of Nihon Medi-Physics Co., Ltd. (“NMP”). Organic revenue* grew 8.8% driven by continued growth in volume and price.

The regional revenues were as follows:

•USCAN revenues were $9,531 million, growing 6.1% or $550 million, largely driven by growth across AVS, Imaging, and PDx segment revenues;
•EMEA revenues were $5,425 million, growing 7.4% or $374 million with growth in Imaging, AVS, and PDx revenues, as well as favorable foreign currency impacts;
•China region revenues were $2,251 million, decreasing 4.6% or $108 million with declines in Imaging, AVS, and PCS revenues partially offset by growth in PDx revenues; and
•Rest of World revenues were $3,418 million, growing 4.2% or $138 million with growth in PDx, inclusive of NMP revenues, and Imaging revenues, partially offset by unfavorable foreign currency impacts.

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the years ended December 31
	2025	% of Total revenues	2024	% of Total revenues	% change
Operating income	$2,763	13.4%	$2,625	13.3%	5.3%
Net income attributable to GE HealthCare	2,084	10.1%	1,993	10.1%	4.6%
Adjusted EBIT*	3,155	15.3%	3,211	16.3%	(1.8)%
Adjusted net income*	2,100	10.2%	2,060	10.5%	2.0%

For the year ended December 31, 2025

Operating income was $2,763 million, an increase of $138 million and 10 basis points as a percent of Total revenues. The increase was due to the following factors:

•Gross profit increased $43 million, but decreased 170 basis points as a percent of Total revenues primarily due to an increase in both Cost of products and Cost of services as a percent of Total revenues. Cost of products sold increased $671 million or 220 basis points as a percent of Sales of products. The increase as a percent of sales was driven by cost inflation, including the impact of incremental tariffs, and investment in design follow-through, partially offset by cost productivity. Cost of services sold increased $240 million or 90 basis points as a percent of Sales of services. The increase as a percent of sales was driven by unfavorable mix within our service offerings, and cost inflation, including the impact of incremental tariffs, partially offset by an increase in pricing of our service offerings. Included in our total cost of revenues as part of our product investment was $490 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $405 million for the prior year comparable period; and
•Total operating expenses decreased $95 million, with a decrease in research and development (“R&D”) investments of $51 million, driven by certain programs achieving development milestones resulting in costs to be reported under cost of revenues, and a decrease in Selling, general, and administrative (“SG&A”) expense of $44 million primarily driven by a decrease in Spin-Off and separation costs, partially offset by increased investment in our commercial teams and the acquisition of NMP. R&D as a percentage of Total revenues decreased by 60 basis points and SG&A as a percentage of Total revenues decreased by 120 basis points.

____________________
*Non-GAAP Financial Measure

Net income attributable to GE HealthCare and Net income margin were $2,084 million and 10.1%, an increase of $91 million and flat to the prior year, respectively, primarily due to the following factors:

•Operating income increased $138 million, as discussed above;
•Interest and other financial charges – net decreased $64 million primarily driven by debt repayment and continued optimization;
•Non-operating benefit income decreased $118 million primarily related to lower expected returns on plan assets and increased interest cost;
•Other income – net increased $103 million primarily driven by the remeasurement of the Company’s 50% interest in NMP based on the cash consideration exchanged for acquiring the remaining 50% equity interest. For additional detail on the NMP acquisition, refer to Note 8, “Acquisitions, Goodwill, and Other Intangible Assets”; and
•Provision for income taxes increased $83 million primarily due to U.S. and foreign tax law changes partially offset by a reduction in non-recurring impacts from the Tax Matters Agreement with GE, foreign income tax reserve releases for tax years which are no longer subject to an assessment from the local taxing authorities, and the use of tax attributes from updating our global structure following the Spin-Off. In the prior year, there was a large non-recurring decrease related to the release of the France valuation allowance, partially offset by the establishment of a reserve for ongoing audits in France. For additional detail regarding our income taxes, see Note 11, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $3,155 million and 15.3%, a decrease of $56 million and 100 basis points, respectively, primarily due to an increase in Total operating expenses, excluding the impact of Spin-Off and separation costs, partially offset by an increase in Gross profit, as discussed above.

Adjusted net income* was $2,100 million, an increase of $40 million primarily due to lower Interest and other financial charges – net and lower Adjusted tax expense*, partially offset by a decrease in operating income when excluding the impact of lower Spin-Off and separation costs.

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

Segment EBIT	For the years ended December 31
	2025	% of segment revenues	2024	% of segment revenues	% change
Imaging	$891	9.6%	$962	10.9%	(7.4)%
AVS	1,175	22.0%	1,118	21.8%	5.2%
PCS	209	6.8%	347	11.1%	(39.6)%
PDx	872	30.1%	783	31.2%	11.4%

For the year ended December 31, 2025

•Imaging Segment EBIT was $891 million, a decrease of $71 million due to cost inflation, including the impact of incremental tariffs, partially offset by a growth in sales volume, an increase in price, and cost productivity;
•AVS Segment EBIT was $1,175 million, an increase of $58 million due to growth in sales volume and cost productivity, partially offset by cost inflation, including the impact of incremental tariffs;
•PCS Segment EBIT was $209 million, a decrease of $137 million due to unfavorable mix, cost inflation, including the impact of incremental tariffs, and a decline in sales volume; and
•PDx Segment EBIT was $872 million, an increase of $89 million due to an increase in price and growth in sales volume, partially offset by increased investment.

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

Organic Revenue*	For the years ended December 31
	2025	2024	% change
Imaging revenues	$9,245	$8,855	4.4%
Less: Acquisitions(1)	15	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	35	—
Imaging Organic revenue*	$9,195	$8,855	3.8%
AVS revenues	$5,354	$5,131	4.3%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	30	—
AVS Organic revenue*	$5,324	$5,131	3.8%
PCS revenues	$3,086	$3,125	(1.2)%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	7	—
PCS Organic revenue*	$3,079	$3,125	(1.5)%
PDx revenues	$2,900	$2,508	15.6%
Less: Acquisitions(1)	154	4
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	21	—
PDx Organic revenue*	$2,724	$2,504	8.8%
Other revenues	$40	$52	(23.0)%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	—	—
Other Organic revenue*	$40	$52	(23.3)%
Total revenues	$20,625	$19,672	4.8%
Less: Acquisitions(1)	169	4
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	94	—
Organic revenue*	$20,363	$19,667	3.5%

(1)
Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction, excluding the impact of Foreign currency exchange already captured in lines elsewhere.

(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

__________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the years ended December 31
	2025	2024	% change
Net income attributable to GE HealthCare	$2,084	$1,993	4.6%
Add: Interest and other financial charges – net	440	504
Add: Non-operating benefit (income) costs	(288)	(406)
Less: Benefit (provision) for income taxes	(614)	(531)
Less: Net (income) loss attributable to noncontrolling interests	(70)	(57)
EBIT*	2,920	2,679	9.0%
Add: Restructuring costs(1)	120	120
Add: Acquisition and disposition-related charges (benefits)(2)	39	3
Add: Spin-Off and separation costs(3)	38	251
Add: (Gain) loss on business and asset dispositions(4)	(5)	—
Add: Amortization of acquisition-related intangible assets	156	137
Add: Investment revaluation (gain) loss(5)	(112)	22
Adjusted EBIT*	$3,155	$3,211	(1.8)%
Net income margin	10.1%	10.1%	— bps
Adjusted EBIT margin*	15.3%	16.3%	(100) bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
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
(5)
Primarily relates to valuation adjustments for equity investments and for the year ended December 31, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

Adjusted Net Income*	For the years ended December 31
	2025	2024	% change
Net income attributable to GE HealthCare	$2,084	$1,993	4.6%
Add: Non-operating benefit (income) costs	(288)	(406)
Add: Restructuring costs(1)	120	120
Add: Acquisition and disposition-related charges (benefits)(2)	39	3
Add: Spin-Off and separation costs(3)	43	251
Add: (Gain) loss on business and asset dispositions(4)	(5)	—
Add: Amortization of acquisition-related intangible assets	156	137
Add: Investment revaluation (gain) loss(5)	(112)	22
Add: Tax effect of reconciling items(6)	(7)	(42)
Add: Spin-Off and other tax adjustments(7)	72	(17)
Adjusted net income*	$2,100	$2,060	2.0%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. An adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.
(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the year ended December 31, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

(6)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(7)
Consists of certain income tax adjustments, including one-time adjustments to deferred tax balances, impacts from tax law changes, the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities, and discrete tax impacts resulting from the Spin-Off and separation from GE.

___________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the years ended December 31
(In dollars, except shares outstanding presented in millions)	2025	2024	$ change
Diluted earnings per share	$4.55	$4.34	$0.21
Add: Non-operating benefit (income) costs	(0.63)	(0.88)
Add: Restructuring costs(1)	0.26	0.26
Add: Acquisition and disposition-related charges (benefits)(2)	0.08	0.01
Add: Spin-Off and separation costs(3)	0.09	0.55
Add: (Gain) loss on business and asset dispositions(4)	(0.01)	—
Add: Amortization of acquisition-related intangible assets	0.34	0.30
Add: Investment revaluation (gain) loss(5)	(0.24)	0.05
Add: Tax effect of reconciling items(6)	(0.02)	(0.09)
Add: Spin-Off and other tax adjustments(7)	0.16	(0.04)
Adjusted earnings per share*	$4.59	$4.49	$0.10
Diluted weighted-average shares outstanding	458	459

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)	Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.
(3)	Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. An adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.
(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the year ended December 31, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

(6)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(7)
Consists of certain income tax adjustments, including one-time adjustments to deferred tax balances, impacts from tax law changes, the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities, and discrete tax impacts resulting from the Spin-Off and separation from GE.

Adjusted Tax Expense* and Adjusted ETR*	For the years ended December 31
	2025	2024
Benefit (provision) for income taxes	$(614)	$(531)
Add: Tax effect of reconciling items(1)	(7)	(42)
Add: Spin-Off and other tax adjustments(2)	72	(17)
Adjusted tax expense*	$(550)	$(590)
Effective tax rate	22.2%	20.6%
Adjusted effective tax rate*	20.2%	21.8%

(1)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(2)
Consists of certain income tax adjustments, including one-time adjustments to deferred tax balances, impacts from tax law changes, the release of income tax reserves in a foreign jurisdiction for tax years which are no longer subject to an assessment from the local taxing authorities, and discrete tax impacts resulting from the Spin-Off and separation from GE.

Free Cash Flow*	For the years ended December 31
	2025	2024	% change
Cash from (used for) operating activities – continuing operations	$1,987	$1,955	1.7%
Add: Additions to PP&E and internal-use software	(482)	(401)
Add: Dispositions of PP&E	—	—
Free cash flow*	$1,505	$1,554	(3.2)%

___________________
*Non-GAAP Financial Measure

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, our Cash, cash equivalents, and restricted cash balance in the Consolidated Statements of Financial Position was $4,512 million. We have historically generated positive cash flows from operating activities. Additionally, we have access to revolving credit facilities and a delayed draw term loan facility of $3,500 million and $750 million, respectively, in aggregate, described in detail in Note 9, “Borrowings.”

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the years ended December 31
	2025	2024
Cash from (used for) operating activities – continuing operations	$1,987	$1,955
Cash from (used for) investing activities – continuing operations	(1,047)	(914)
Cash from (used for) financing activities – continuing operations	617	(573)
Free cash flow*	1,505	1,554

Operating Activities
Cash generated from operating activities in the year ended December 31, 2025 was $1,987 million and included Net income of $2,154 million, adjusted for non-cash items including depreciation and amortization expense of $578 million, the gain on remeasurement of the NMP equity method investment of $97 million, and $647 million in net outflows from changes in assets and liabilities. The changes in assets and liabilities are primarily driven by company-funded benefit payments for postretirement benefit plans, an increase in receivables due to higher volume, and an increase in inventories to meet business demand in the current trade environment. This includes an impact of approximately $285 million from incremental tariffs.

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

Investing Activities
Cash used for investing activities in the year ended December 31, 2025 was $1,047 million and primarily included Additions to PP&E and internal-use software of $482 million related mostly to investments in facilities, including manufacturing capacity expansion, and new product introductions, purchases of businesses, net of cash acquired, of $378 million largely related to the acquisitions of the remaining 50% interest in NMP and 100% of the stock of icometrix NV (“icometrix”), and a payment of $178 million for settlement of cross-currency swaps that were designated as net investment hedges. Refer to Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP and icometrix acquisitions and Note 13, “Financial Instruments and Fair Value Measurements” for additional information on the settlement of cross-currency swaps.

Cash used for investing activities in the year ended December 31, 2024 was $914 million and primarily included Additions to PP&E and internal-use software of $401 million related mostly to manufacturing capacity expansion and new product introductions, purchases of businesses, net of cash acquired, of $313 million related to the MIM Software Inc. (“MIM Software”) and Intelligent Ultrasound Group PLC acquisitions, and payment of $94 million for settlement of cross-currency swaps that were designated as net investment hedges. Refer to Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the MIM Software acquisition and Note 13, “Financial Instruments and Fair Value Measurements” for additional information on the settlement of cross-currency swaps.

Financing Activities
Cash generated from financing activities in the year ended December 31, 2025 was $617 million and primarily included $2,730 million of net proceeds from the issuance of $2,750 million aggregate principal amount of senior unsecured notes, partially offset by repayment of $1,500 million of senior unsecured notes due in November 2025 and $250 million of our outstanding Term Loan Facility, and repurchase of common stock for total consideration of $200 million. Refer to Note 9, “Borrowings” and Note 12, “Shareholders' Equity” for further information.

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
___________________
*Non-GAAP Financial Measure

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease, debt, and other commitments is provided in Note 7, “Leases,” Note 9, “Borrowings,” and Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies.” We have material cash requirements related to our pension obligations as described in Note 10, “Postretirement Benefit Plans.” Additionally, on November 20, 2025, we announced an agreement to acquire Intelerad for a purchase price of $2,300 million to be paid in cash as described in Note 8, “Acquisitions, Goodwill, and Other Intangible Assets.”

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt is supported by cash flows from our operations. As of December 31, 2025, we had $10,003 million of total debt compared to $8,951 million as of December 31, 2024. The increase in debt was due primarily to our issuances in the second quarter of 2025 of $650 million aggregate principal amount of senior unsecured notes due in 2031 and $850 million aggregate principal amount of senior unsecured notes due in 2035, and in the fourth quarter of 2025 of $600 million aggregate principal amount of senior unsecured notes due in 2028 and $650 million aggregate principal amount of senior unsecured notes due in 2035. The issuances were partially offset by repayments of $1,500 million aggregate principal amount outstanding of the senior unsecured notes due in November 2025 in the fourth quarter of 2025 and of $250 million of the outstanding Term Loan Facility in the first quarter of 2025.

In the fourth quarter of 2025, we entered into a Delayed Draw Term Loan Facility in an aggregate committed amount of $750 million as part of the funding for the expected acquisition of Intelerad. In addition to the Term Loan Facility and Delayed Draw Term Loan Facility, our credit facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $3,000 million expiring in March 2030, and a 364-day senior unsecured revolving facility that provides borrowings of up to $500 million expiring in March 2026. As of December 31, 2025, there were no outstanding borrowings on any of the revolving facilities or the Delayed Draw Term Loan Facility. Additional information on our debt and credit facilities, including definitions of the terms used above, is included in Note 9, “Borrowings.”

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens securing debt, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted consolidated net leverage ratio. As of December 31, 2025, we were in compliance with the covenant requirements, including the maximum consolidated net leverage ratio.

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

To prepare our financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our financial statements, and the reported amounts of our revenues and expenses during the reporting periods. Our actual results may differ from these estimates. We consider estimates to be critical (1) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (2) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: Revenue Recognition, Valuation of Assets and Liabilities in Connection with Acquisitions, Pension and Other Postretirement Benefits, and Income Taxes.

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

When a contract with a customer includes multiple performance obligations, the transaction price is allocated to each performance obligation based on relative standalone selling prices. In cases where observable prices for a performance obligation are not available, standalone selling prices are estimated by the Company using our pricing strategies and giving consideration to product configuration, geography, customer type, and other market-specific factors.

See Note 3, “Revenue Recognition” for further information on revenue recognition and Note 5, “Receivables” for further information on chargebacks.

VALUATION OF ASSETS AND LIABILITIES IN CONNECTION WITH ACQUISITIONS.

Our financial statements include the operations of an acquired business starting from the completion of the combination. The assets acquired and liabilities assumed, including any contingent consideration we may be liable to pay in the future, are recorded on the date of the business combination at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Our business combinations typically result in the recognition of goodwill, developed technology, and other intangible assets, which affect the amount of future period amortization expense. The fair values of acquired intangible assets and liabilities are determined using information available at the business combination date based on estimates and assumptions that are deemed reasonable. Significant assumptions vary by the class of asset or liability and the valuation technique used. These assumptions can include: the discount rates; timing; probability of achieving regulatory and commercialization milestones; inflation rate; and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, costs to comply with asset retirement obligations, earnings before interest, taxes, depreciation and amortization, growth rates, royalty rates, and technology obsolescence rates. These assumptions are forward-looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review our critical assumptions and prepare the calculations of the fair value of acquired intangible assets in connection with significant business combinations.

See Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for further information on our acquisitions.

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

A 50 basis point change in the assumed discount rate would have the following effects on the calculation of net periodic benefit costs in 2026 and PBO and accumulated postretirement benefit obligation (“APBO”) as of December 31, 2025:

Discount Rate Sensitivity
	U.S. Plans	International Plans	Other Postretirement Plans
50 bps increase in discount rate
Impact on PBO/APBO as of December 31, 2025	$(827)	$(192)	$(29)
Impact on service cost and interest cost in 2026	40	3	3
50 bps decrease in discount rate
Impact on PBO/APBO as of December 31, 2025	$902	$214	$31
Impact on service cost and interest cost in 2026	(45)	(4)	(2)

The sensitivity of the net deficit to the discount rate would be lower than the projected benefit obligation sensitivity as a result of the liability hedging program incorporated in the plan’s asset allocation.

To determine the expected long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields, and spreads, using both internal and external sources. We also consider expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. A 1% change in the assumed expected long-term rate of return on plan assets would increase or decrease the 2026 net periodic benefit costs of these plans by $188 million.

Our pension plan assets contain financial instruments that are measured at fair value. While the majority of these assets are valued based on quoted prices for identical or similar instruments in active markets, the fair value of certain assets is estimated using significant unobservable inputs (Level 3). These assets primarily relate to an annuity contract, real estate, and private equity investments.

We disclose in the following table postretirement plans with assets or obligations that exceed $50 million as of December 31, 2025. Refer to Note 10, “Postretirement Benefit Plans” for further details related to these plans. The value of the assets and liabilities as of December 31, 2025, are summarized in the table below.

	Projected benefit obligations	Fair value of plan assets	Funded status - surplus (deficit)
GE HealthCare Pension Plan	$15,519	$13,988	$(1,531)
GE HealthCare Supplementary Pension Plan	1,672	—	(1,672)
Other U.S. Pension Plans	1,378	743	(635)
Total U.S. Plans	18,569	14,731	(3,838)
International Plans	3,148	3,528	380
OPEB Plans(1)	908	—	(908)
Total	$22,625	$18,259	$(4,365)
(1) As defined in Note 10, “Postretirement Benefit Plans.”

INCOME TAXES.

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

The potential increase in fair value of our foreign currency derivative contracts from a 10% decrease in USD spot rates against other applicable currencies would have been $111 million as of December 31, 2025. This excludes foreign currency derivative contracts designated as net investment hedges as changes in the fair value of those contracts are not expected to impact earnings. The sensitivity analysis assumes a uniform weakening of USD spot rates against the other applicable currencies, compared to the actual exchange rates applied as of December 31, 2025, with all other factors remaining constant. This sensitivity analysis disregards the offsetting change in value of the underlying hedged currency exposures in earnings.

The effect arising from foreign currency transactions, including the remeasurement of derivatives mentioned above, can result in significant fluctuations at points in time, but generally will be offset as the underlying hedged item is recognized in earnings. The global nature of our customer base and manufacturing footprint allows for the natural offset of certain income and costs denominated in foreign currencies. See Note 2, “Summary of Significant Accounting Policies” for net gains (losses) from foreign currency transactions for the years ended December 31, 2025, 2024, and 2023.

INTEREST RATE RISK.

We are exposed to interest rate risk due to changes in benchmark interest rates related to the fair value of our borrowings bearing fixed interest rates and variability of cash flows related to our investments and borrowings bearing variable interest rates.

As of December 31, 2025, we have $9,500 million outstanding principal of fixed-rate senior unsecured notes and $500 million outstanding principal on the Term Loan Facility which carries a variable interest rate. As of December 31, 2025, we have $4,512 million of Cash, cash equivalents, and restricted cash, of which $3,445 million is invested in short-term investments that generate income based on variable interest rates.

A change in interest rates would impact the fair value of our fixed-rate debt and would impact our earnings and cash flows associated with our floating-rate debt. A hypothetical change of interest rates by 100 basis points would increase or decrease our annual interest expense by approximately $32 million, partially offset by the change in interest income from our cash investments.

We primarily manage interest rate risk by using a mix of fixed-rate and variable-rate debt that we deem appropriate. As of December 31, 2025, we executed an aggregate notional amount of interest rate swap contracts to synthetically convert $2,700 million of our senior unsecured notes from fixed rates to variable rates as part of our interest rate risk management strategy.

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

Similarly, commodities and energy prices are subject to significant volatility. If the costs of certain commodities or of energy, shipping, or transportation increase and we are unable to pass along these costs to our customers, our financial results would be adversely affected. Furthermore, increasing our prices to our customers could result in long-term sales declines or loss of market share if our customers find alternative suppliers, which could also have a material adverse effect on our financial results.

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

EQUITY RISK.

As of December 31, 2025, we have $248 million of deferred compensation liabilities subject to the risk of changes in equity prices. A change in the U.S equity markets would result in a corresponding change in the value of these deferred compensation liabilities, which would impact our earnings and cash flows. We may from time to time engage in hedging transactions to reduce the impact to earnings from equity price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GE HealthCare Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of GE HealthCare Technologies Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Allocation of the Transaction Price to Each Performance Obligation – Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

Contracts for the sale of products and services often include multiple distinct performance obligations, usually involving an upfront deliverable of equipment and future performance obligations such as installation, training, or the future delivery of products or services. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on relative stand-alone selling price. Stand-alone selling price is obtained from sources such as the separate selling price for that or a similar item, if reasonably available. If such evidence is not reasonably available, the Company uses its best estimate of selling price, which is established consistent with the pricing strategy of the Company and considers product configuration, geography, customer type, and other market-specific factors.

The Company’s allocation of the transaction price to each performance obligation involves judgments and estimates, including its best estimate of stand-alone selling price for performance obligations. Auditing the Company’s allocation of the transaction price to the performance obligations in a contract required a high degree of auditor judgment and an increased extent of auditor effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allocation of the transaction price to the performance obligations included the following, among others:
•We tested the effectiveness of relevant controls related to the Company’s determination of stand-alone selling price and the allocation of transaction price to performance obligations.
•We selected certain products and services and tested the Company’s estimate of stand-alone selling price by evaluating historical prices charged for those performance obligations by the Company or other third parties, or by evaluating the reasonableness of the Company’s estimate if stand-alone selling prices were not available.
•We selected a sample of revenue transactions and tested the Company’s allocation of transaction price to performance obligations.
•We evaluated whether management’s revenue recognition accounting policies with respect to allocation of the transaction price to performance obligations are in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, and evaluated the appropriateness of management’s application of those accounting policies in the determination of revenue recognition conclusions.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 4, 2026

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GE HealthCare Technologies Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of GE HealthCare Technologies Inc. (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 4, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 4, 2026

Consolidated Statements of Income
	For the years ended December 31
(In millions, except per share amounts)	2025	2024	2023
Sales of products	$13,661	$13,075	$13,127
Sales of services	6,964	6,597	6,425
Total revenues	20,625	19,672	19,552
Cost of products	8,942	8,271	8,465
Cost of services	3,436	3,196	3,165
Gross profit	8,248	8,205	7,922
Selling, general, and administrative	4,225	4,269	4,282
Research and development	1,260	1,311	1,205
Total operating expenses	5,485	5,580	5,487
Operating income	2,763	2,625	2,435
Interest and other financial charges – net	440	504	542
Non-operating benefit (income) costs	(288)	(406)	(382)
Other (income) expense – net	(157)	(55)	(86)
Income from continuing operations before income taxes	2,768	2,581	2,361
Benefit (provision) for income taxes	(614)	(531)	(743)
Net income from continuing operations	2,154	2,050	1,618
Income (loss) from discontinued operations, net of taxes	—	—	(4)
Net income	2,154	2,050	1,614
Net (income) loss attributable to noncontrolling interests	(70)	(57)	(46)
Net income attributable to GE HealthCare	2,084	1,993	1,568
Deemed preferred stock dividend of redeemable noncontrolling interest	—	—	(183)
Net income attributable to GE HealthCare common stockholders	$2,084	$1,993	$1,385

Earnings per share from continuing operations attributable to GE HealthCare common stockholders:
Basic	$4.56	$4.37	$3.06
Diluted	4.55	4.34	3.04
Earnings per share attributable to GE HealthCare common stockholders:
Basic	$4.56	$4.37	$3.05
Diluted	4.55	4.34	3.03
Weighted-average number of shares outstanding:
Basic	456	456	455
Diluted	458	459	458

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
	For the years ended December 31
(In millions)	2025	2024	2023
Net income attributable to GE HealthCare	$2,084	$1,993	$1,568
Net income (loss) attributable to noncontrolling interests	70	57	46
Net income	2,154	2,050	1,614
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	418	(271)	74
Pension and Other Postretirement Plans – net of taxes	(422)	(456)	(897)
Cash flow hedges – net of taxes	(16)	36	(27)
Other comprehensive income (loss)	(19)	(691)	(850)
Comprehensive income (loss)	2,134	1,359	764
Less: Comprehensive income (loss) attributable to noncontrolling interests	60	53	9
Comprehensive income attributable to GE HealthCare	$2,074	$1,306	$755

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Financial Position
	As of
(In millions, except share and per share amounts)	December 31, 2025	December 31, 2024
Cash, cash equivalents, and restricted cash	$4,512	$2,889
Receivables – net of allowances of $103 and $103	3,955	3,566
Inventories	2,234	1,939
Contract and other deferred assets	1,073	974
All other current assets	726	532
Current assets	12,501	9,901
Property, plant, and equipment – net	3,092	2,550
Goodwill	13,489	13,136
Other intangible assets – net	1,130	1,078
Deferred income taxes	4,491	4,474
All other non-current assets	2,205	1,950
Total assets	$36,906	$33,089
Short-term borrowings	$508	$1,502
Accounts payable	3,250	3,035
Contract liabilities	2,095	1,943
Current compensation and benefits	1,666	1,521
All other current liabilities	1,587	1,552
Current liabilities	9,105	9,553
Long-term borrowings	9,495	7,449
Non-current compensation and benefits	5,453	5,583
Deferred income taxes	193	56
All other non-current liabilities	2,061	1,796
Total liabilities	26,307	24,437
Commitments and contingencies
Redeemable noncontrolling interests	209	188
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 458,844,209 shares issued as of December 31, 2025; 457,246,971 shares issued as of December 31, 2024	5	5
Treasury stock, at cost, 3,107,626 shares as of December 31, 2025 and 291,053 shares as of December 31, 2024	(225)	(25)
Additional paid-in capital	6,707	6,583
Retained earnings	5,281	3,262
Accumulated other comprehensive income (loss) – net	(1,388)	(1,379)
Total equity attributable to GE HealthCare	10,379	8,446
Noncontrolling interests	11	18
Total equity	10,390	8,464
Total liabilities, redeemable noncontrolling interests, and equity	$36,906	$33,089

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity
	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2022	—	$—	—	$—	$—	$—	$11,235	$(1,878)	$5	$9,362
Net transfers from GE, including Spin-Off-related adjustments	—	—	—	—	—	—	(4,851)	2,000	2	(2,849)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	454	5	—	—	6,379	—	(6,384)	—	—	—
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	—	—	—	—	—	—	—	—
Net income attributable to GE HealthCare	—	—	—	—	—	1,568	—	—	—	1,568
Dividends declared ($0.12 per common share)	—	—	—	—	—	(55)	—	—	—	(55)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	—	(813)	—	(813)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	—	5	5
Share-based compensation	—	—	—	—	114	—	—	—	—	114
Changes in equity due to redemption value adjustments on redeemable noncontrolling interests	—	—	—	—	—	(187)	—	—	—	(187)
Balances as of December 31, 2023	455	5	—	—	6,493	1,326	—	(691)	12	7,145
Issuance of shares under equity awards, net of shares withheld for taxes and other	2	—	—	(25)	(35)	—	—	—	—	(60)
Net income attributable to GE HealthCare	—	—	—	—	—	1,993	—	—	—	1,993
Dividends declared ($0.125 per common share)	—	—	—	—	—	(58)	—	—	—	(58)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	—	(688)	—	(688)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	—	7	7
Share-based compensation	—	—	—	—	125	—	—	—	—	125
Balances as of December 31, 2024	457	5	—	(25)	6,583	3,262	—	(1,379)	18	8,464
Issuance of shares under equity awards, net of shares withheld for taxes and other	2	—	—	—	(5)	—	—	—	—	(5)
Repurchase of common stock	—	—	3	(200)	—	—	—	—	—	(200)
Net income attributable to GE HealthCare	—	—	—	—	—	2,084	—	—	—	2,084
Dividends declared ($0.14 per common share)	—	—	—	—	—	(64)	—	—	—	(64)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	—	(9)	—	(9)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(8)	(8)
Share-based compensation	—	—	—	—	129	—	—	—	—	129
Balances as of December 31, 2025	459	$5	3	$(225)	$6,707	$5,281	$—	$(1,388)	$11	$10,390

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
	For the years ended December 31
(In millions)	2025	2024	2023
Net income	$2,154	$2,050	$1,614
Less: Income (loss) from discontinued operations, net of taxes	—	—	(4)
Net income from continuing operations	2,154	2,050	1,618
Adjustments to reconcile Net income to Cash from (used for) operating activities – continuing operations:
Depreciation of property, plant, and equipment	287	268	248
Amortization of intangible assets	291	312	362
Gain on remeasurement of Nihon Medi-Physics equity method investment	(97)	—	—
Net periodic postretirement benefit plan (income) expense	(267)	(357)	(332)
Postretirement plan contributions	(338)	(332)	(357)
Share-based compensation	130	125	114
Provision for income taxes	614	531	743
Cash paid during the year for income taxes	(429)	(491)	(474)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	(216)	(157)	(173)
Inventories	(142)	(81)	111
Contract and other deferred assets	(60)	3	10
Accounts payable	90	60	(100)
Contract liabilities	81	68	26
Current compensation and benefits	94	39	153
All other operating activities – net	(204)	(83)	151
Cash from (used for) operating activities – continuing operations	1,987	1,955	2,101
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(482)	(401)	(387)
Dispositions of property, plant, and equipment	—	—	1
Purchases of businesses, net of cash acquired	(378)	(313)	(147)
Purchases of investments	(118)	(40)	(48)
All other investing activities – net	(69)	(160)	23
Cash from (used for) investing activities – continuing operations	(1,047)	(914)	(558)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	1	—	(12)
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	2,734	995	2,006
Repayments and other reductions (maturities longer than 90 days)	(1,767)	(1,418)	(855)
Dividends paid to stockholders	(64)	(55)	(41)
Repurchase of common stock	(200)	—	—
Redemption of noncontrolling interests	—	—	(211)
Net transfers (to) from GE	—	—	(1,317)
Proceeds from stock issued under employee benefit plans	37	33	34
Taxes paid related to net share settlement of equity awards	(42)	(93)	(33)
All other financing activities – net	(81)	(34)	(49)
Cash from (used for) financing activities – continuing operations	617	(573)	(478)
Cash from (used for) operating activities – discontinued operations	—	(4)	—
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	66	(77)	(10)
Increase (decrease) in cash, cash equivalents, and restricted cash	1,623	387	1,055
Cash, cash equivalents, and restricted cash at beginning of year	2,893	2,506	1,451
Cash, cash equivalents, and restricted cash at end of year	$4,515	$2,893	$2,506

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(522)	$(550)	$(570)
Non-cash investing activities
Acquired but unpaid property, plant, and equipment	$164	$143	$140
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

GE HealthCare Technologies Inc. is a leading global healthcare solutions provider of advanced medical technology, pharmaceutical diagnostics, and AI, cloud and software solutions.

The consolidated financial statements (the “financial statements”) of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for annual financial information and in accordance with the instructions to Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Tables throughout this document are presented in millions of U.S. dollars unless otherwise stated and certain columns and rows may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts.

On January 3, 2023, General Electric Company, which now operates as GE Aerospace (“GE”), completed the spin-off of GE HealthCare Technologies Inc. (the “Spin-Off”). Following this transaction, GE continues to be considered a related party due to board member affiliation. Refer to Note 19, “Related Parties and Transition Services Agreement” for further information.

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation. Amounts due from related parties and due to related parties, which were previously shown on separate lines on the Consolidated Statements of Financial Position and Consolidated Statements of Cash Flows, were reclassified to Receivables, All other current assets, Accounts Payable, All other current liabilities, and All other operating activities – net as applicable. Additionally, gain on fair value remeasurement of contingent consideration amounts, which was previously shown on a separate line on the Consolidated Statements of Cash Flows, was reclassified to All other operating activities – net.

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

Revenue is recognized in the period in which the customer obtains control of the underlying products or services, allowing them the ability to direct the use of, and obtain substantially all of, the remaining benefits of such product or service. This may occur at a point in time or over time. Shipping and handling costs to deliver products to customers are expensed as incurred and recognized within Cost of products or Cost of services in our Consolidated Statements of Income.

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

The Company capitalizes certain direct incremental costs incurred to obtain a contract, primarily commissions. Costs to obtain a contract are classified within Contract and other deferred assets or All other non-current assets in the Consolidated Statements of Financial Position and are recognized within Selling, general, and administrative (“SG&A”) in the Consolidated Statements of Income based on the timing of when the Company expects to earn related revenues. Management assesses these costs for impairment based on periodic assessments of recoverability.

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

See Note 18, “Supplemental Financial Information” for further information.

INVESTMENT SECURITIES.

Publicly traded equity securities for which we do not have the ability to exercise significant influence are recorded at fair value with changes in fair value recognized in Other (income) expense – net in the Consolidated Statements of Income. Certain private equity securities for which we do have the ability to exercise significant influence are also recorded at fair value with changes in fair value recognized in Other (income) expense – net in the Consolidated Statements of Income based on an election made. Privately held equity securities for which we do not have the ability to exercise significant influence are accounted for using the measurement alternative approach and are recorded at cost less impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes in the measurement recognized through Other (income) expense – net in the Consolidated Statements of Income. Equity investments without readily determinable fair value as of December 31, 2025 and 2024 were $217 million and $176 million, respectively. Investment securities are recognized within All other non-current assets in the Consolidated Statements of Financial Position.

EQUITY METHOD INVESTMENTS.

Investments in equity securities in which we do not have a controlling financial interest, but over which we have significant influence are accounted for using the equity method of accounting, or at fair value if we elect the fair value option. Equity method investments are assessed for other-than-temporary impairment when events occur or circumstances change that indicate it is more likely than not the fair value of the asset is below its carrying value. Equity method investments are recognized within All other non-current assets in the Consolidated Statements of Financial Position. Our share of the results of equity method investments is recognized within Other (income) expense – net in the Consolidated Statements of Income.

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

Investment in Finance Leases
Finance leases include mostly sales-type leases of equipment and represent net unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income and the allowance for credit losses.

See Note 7, “Leases” for further information on our finance leases and “Allowance for credit losses” below for the Company’s policy regarding allowances for credit losses on financing receivables.

Credit Quality Indicators
We manage our financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. We assess the overall quality of the portfolio based on a potential risk of loss measure. The metric incorporates both the borrower’s credit quality along with any related collateral protection. Financing receivables are considered past due if default on a contractual principal or interest payment exists for a period of 30 days or more. We stop accruing interest on financing receivables at the earlier of when collection of an account becomes doubtful or the account becomes 90 days past due. Although we stop accruing interest in advance of payments, we recognize income within Other (income) expense – net in the Consolidated Statements of Income when we determine that the account is returned to accrual status, provided that the amount does not exceed that which would have been earned at the historical effective interest rate.

See Note 6, “Financing Receivables” for further information.

ALLOWANCE FOR CREDIT LOSSES.

When we record customer receivables, contract assets, and financing receivables, we maintain an allowance for credit losses for the current expected credit losses. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. The credit losses are recognized within SG&A in the Consolidated Statements of Income. For financing receivables, expected credit losses are calculated based on the gross carrying amount of the financial asset, multiplied by a factor reflecting the probability of default and the loss in the event of default. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment.

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

See Note 18, “Supplemental Financial Information” for further information.

PROPERTY, PLANT, AND EQUIPMENT.

Property, plant, and equipment is stated at cost and is depreciated on a straight-line basis over its estimated useful life. Estimated useful lives generally range from 8 to 40 years for buildings, structures and related equipment, 3 to 20 years for machinery and equipment, and 1 to 16 years for leasehold improvements. Repair and maintenance costs are expensed as incurred. Property, plant and equipment is reviewed for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In such circumstances, assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values.

See Note 18, “Supplemental Financial Information” for further information.

LEASES.

Lessee Arrangements
At lease commencement, we record a lease liability and corresponding right-of-use (“ROU”) asset. ROU assets are recognized within Property, plant, and equipment – net and lease liabilities are recognized within All other current liabilities and All other non-current liabilities in the Consolidated Statements of Financial Position. Options to extend a lease are included as part of the ROU lease asset and liability at commencement when it is reasonably certain the Company will exercise the option. We have elected to combine lease and non-lease components in determining our lease liability, primarily for real estate leases. Non-lease components are generally related to services that the lessor performs for the Company associated with the leased asset. As the Company’s leases typically do not provide an implicit rate, the present value of our lease liability is determined using our incremental collateralized borrowing rate at lease commencement for leases that commenced post-Spin-Off and GE’s incremental collateralized borrowing rate at lease commencement for leases that commenced pre-Spin-Off. For leases with an initial term of 12 months or less, an ROU asset and lease liability are not recognized, and lease expense is recognized on a straight-line basis over the lease term. Certain of our leases include provisions for variable lease payments which are based on, but not limited to, maintenance, insurance, taxes, index escalations, and usage-based amounts. The Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. We review ROU assets for impairment annually or when events occur or circumstances change that indicate that the asset may be impaired.

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

Goodwill and Acquired Intangibles
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

Capitalized cloud computing arrangement implementation costs
For cloud computing arrangements that are considered a service contract, our capitalization of implementation costs is aligned with the internal-use software requirements. Capitalized amounts are recognized within All other non-current assets in the Consolidated Statements of Financial Position and are amortized on a straight-line basis over the expected term of the related service contract.

External-use Software
External-use software relates to software that is (1) intended to be sold, licensed, or marketed to our customers or (2) embedded and integral to our tangible products for which research and development (“R&D”) has been completed. Costs that are related to the conceptual formulation and design of software are expensed as incurred. Costs that are incurred after technological feasibility has been established until general release of the product are capitalized as an intangible asset and recognized within Other intangible assets – net in the Consolidated Statements of Financial Position. Capitalized costs for software to be sold, leased, or otherwise marketed are amortized on an individual product basis using straight-line amortization over the estimated useful life of the product. The Company performs regular reviews to assess whether unamortized capitalized external use software program costs remain recoverable through future revenue.

See Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” and Note 18, “Supplemental Financial Information” for further information.

DERIVATIVES AND HEDGING.

We use derivative contracts to reduce the volatility of earnings and cash flows associated with risks related to foreign currency exchange rates, interest rates, and equity prices. Our policy is to use derivatives solely for managing risks and not for speculative purposes.

We employ the following hedge types: (1) cash flow hedges of foreign currency risk associated with third-party and intercompany foreign currency-denominated forecasted transactions and firm commitments, (2) net investment hedges of foreign currency risk associated with investments in foreign operations, (3) fair value hedges of interest rate risk associated with long-term borrowings, and (4) economic hedges not designated as qualifying hedging relationships of foreign currency risk associated with monetary assets and liabilities, including intercompany balances and equity price risk.

For net investment hedges, changes in the fair value of the components of the hedging derivatives excluded from the assessment of hedge effectiveness are deferred and amortized to earnings in the Consolidated Statements of Income using a systematic and rational method over the life of the derivative transaction.

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

See Note 13, “Financial Instruments and Fair Value Measurements” for further information.

INCOME TAXES.

Uncertain tax positions that meet the more likely than not recognition threshold are included in the financial statements. Such uncertain tax positions are measured at the largest amount of benefit that the Company believes has a greater than 50% likelihood of realization upon settlement. Our policy is to adjust these reserves when facts and circumstances change, such as the change in the technical merit of a position, an uncertain tax position is effectively settled with the relevant taxing authority, or the statute of limitations has expired. Penalties and interest related to income tax matters are recognized within Benefit (provision) for income taxes in the Consolidated Statements of Income.

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

See Note 11, “Income Taxes” and Note 19, “Related Parties and Transition Services Agreement” for further information.

POSTRETIREMENT BENEFIT PLANS.

We measure our plan assets at fair value and categorize plan assets for disclosure purposes in accordance with the fair value hierarchy. Certain assets for which the fair value is measured using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient are excluded from the fair value hierarchy. The components of net periodic benefit costs, other than the service cost component, are recognized within Non-operating benefit (income) costs in the Consolidated Statements of Income for plans sponsored by the Company.

We engage third-party actuaries to assist in the determination of benefit obligations and related net periodic benefit costs. We develop significant long-term assumptions, including discount rates and the expected rate of return on assets in connection with our pension accounting. In the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement, we recognize differences between expected long-term return on plan assets and actual returns, and net actuarial gains and losses for the pension plan liabilities within the Consolidated Statements of Comprehensive Income (Loss).

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

See Note 10, “Postretirement Benefit Plans” for further information.

LOSS CONTINGENCIES.

Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events that have the potential to result in a future loss. Such contingencies include, but are not limited to, product warranties, claims, litigation, environmental obligations, regulatory investigations and proceedings, product quality, and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the loss. When there appears to be a range of possible losses with equal likelihood, liabilities are based on the low end of such range. Disclosure is provided for material loss contingencies when a loss is probable and a reasonable estimate can be made, when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. Legal costs incurred in connection with loss contingencies are expensed as incurred.

See Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” for further information.

ASSET RETIREMENT OBLIGATIONS.

Our operations involve the use, disposal, and cleanup of substances regulated under nuclear decommissioning regulations that require asset retirement obligations. Liabilities for nuclear decommissioning exclude possible insurance recoveries. Due to uncertainties or changes regarding the status of laws, regulations, technology, and information related to individual sites and lawsuits, it is reasonably possible that our exposure will exceed amounts accrued, and amounts not currently reasonably estimable and/or probable may need to be accrued in future periods. We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are generally capitalized as part of the carrying value of the related long-lived assets and depreciated over the assets’ useful lives.

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

Investment Securities
Publicly traded equity securities are valued using Level 1 quoted price inputs. Non-publicly traded equity securities for which the fair value option was elected are classified within Level 3 and are valued using unobservable inputs, primarily by discounting expected future cash flows.

Derivatives
The majority of our derivatives are valued using model-derived offers received from financial institutions for similar over-the-counter instruments without an active market or internal models. The models maximize observable inputs including interest rates and both forward and spot prices for currencies. As of December 31, 2025 and 2024, foreign currency contracts, interest rate contracts, embedded derivatives, and equity-linked total return swaps were valued using Level 2 inputs.

Contingent Consideration
When an acquisition involves a contingent consideration arrangement, we record on the date of acquisition a liability for the fair value of the estimated additional consideration we may be obligated to pay in the future. The fair value is based upon estimates of future financial projections under various potential scenarios using a probability-weighted expected payment model discounted to present value. The estimates used to determine the fair value are subject to significant judgment and as such are considered Level 3 inputs. We subsequently remeasure such liabilities at the end of each reporting period and record changes in the fair value within SG&A in the Consolidated Statements of Income.

Investments in Annuity Contracts, Private Equity, Real Estate and Collective Funds held within our Postretirement Benefit Plans
Investments are generally valued using the NAV per share as a practical expedient for fair value provided certain criteria are met. The NAVs are determined based on the fair values of the underlying investments in the funds. Investments that are measured at fair value using the NAV practical expedient are not required to be classified in the fair value hierarchy. Investments classified within Level 3 primarily relate to an annuity contract, real estate, and private equities which are valued using unobservable inputs, primarily by discounting expected future cash flows, using comparative market multiples, third-party pricing sources, or a combination of these approaches as appropriate. See Note 10, “Postretirement Benefit Plans” for further information.

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

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the years ended December 31, 2025, 2024, and 2023. See Note 13, “Financial Instruments and Fair Value Measurements” for further information.

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

Equity Method Investments
Equity method investments for which the fair value option was not elected are initially recorded at cost and are adjusted in each period for the Company’s share of the investee’s income or loss and dividends paid. In instances of impairment, equity method investments are written down to fair value using market observable data such as quoted prices when available. When market observable data is unavailable, investments are valued using either a discounted cash flow model, comparative market multiples, third-party pricing sources, or a combination of these approaches, as appropriate. These investments are generally valued using Level 3 inputs.

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

Financing Receivables
We generally use market data, including pricing on recently closed market transactions, to value financing receivables that are held for sale. Such financing receivables are valued using Level 2 inputs. When data is unobservable, we use valuation methodologies based on current market interest rate data adjusted for inherent credit risk. Such financing receivables are valued using Level 3 inputs.

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

Gains and losses from foreign currency transactions, such as those resulting from the settlement of monetary items in the non-functional currency and those resulting from remeasurements of monetary items, are included in Cost of products, Cost of services, SG&A, and R&D in the Consolidated Statements of Income, depending on the underlying nature of the item. Net gains (losses) from foreign currency transactions were $(149) million, $16 million, and $16 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

ACCOUNTING CHANGES.

We evaluate Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not included in our disclosures were assessed and determined to either be not applicable or are not expected to have a significant impact on our financial statements.

Recent Accounting Pronouncements Reflected in Our Consolidated Financial Statements
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025, prospectively applied to disclosures in our notes to the financial statements. See Note 11, “Income Taxes.” for further information.

Other Recent Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 addresses investor requests for more transparency about expense information through the disaggregation of relevant expense captions in the notes to the financial statements. The provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We expect the adoption to increase disclosures in our notes to the financial statements.

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

	As of
	December 31, 2025	December 31, 2024
Contract assets	$645	$589
Other deferred assets	428	385
Contract and other deferred assets	1,073	974
Non-current contract assets(1)	91	103
Non-current other deferred assets(1)	120	105
Total contract and other deferred assets	$1,285	$1,183
(1)Non-current contract and other deferred assets are recognized within All other non-current assets in the Consolidated Statements of Financial Position.

Capitalized costs to obtain a contract were $253 million and $217 million as of December 31, 2025 and 2024, respectively. Generally, these costs are recognized within two years of being capitalized. When recognized, the costs to obtain a contract are recorded within SG&A in the Consolidated Statements of Income.

CONTRACT LIABILITIES.

Contract liabilities include customer advances and deposits received when orders are placed and billed in advance of completion of performance obligations. Contract liabilities are classified as current or non-current based on the periods over which these remaining performance obligations are expected to be satisfied with our customers.

	As of
	December 31, 2025	December 31, 2024
Contract liabilities	$2,095	$1,943
Non-current contract liabilities(1)	803	686
Total contract liabilities	$2,899	$2,629
(1)Non-current contract liabilities are recognized within All other non-current liabilities in the Consolidated Statements of Financial Position.

Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $1,588 million and $1,585 million for the years ended December 31, 2025 and 2024, respectively.

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

	As of
	December 31, 2025	December 31, 2024
Products	$5,001	$4,755
Services	10,728	9,737
Total RPO	$15,729	$14,491

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

The Company’s organizational structure is based upon the availability of separate financial information that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) for the purpose of assessing performance and allocating resources. The Company’s CODM is our Chief Executive Officer. The CODM assesses segment performance using Total revenues and an earnings metric defined as “Segment EBIT.” Segment EBIT is calculated as income before income taxes in our Consolidated Statements of Income excluding the impact of the following: Interest and other financial charges – net, Non-operating benefit (income) costs, restructuring costs, acquisition and disposition-related benefits (charges), gain (loss) on business and asset dispositions, Spin-Off and separation costs, amortization of acquisition-related intangible assets, and investment revaluation gain (loss). Segment EBIT is also used in the annual budget and periodic forecasting processes and informs the CODM in decision making regarding the allocation of resources to the segments.

Total Revenues by Segment	For the years ended December 31
	2025	2024	2023
Total Imaging	$9,245	$8,855	$8,944
AVS:
Procedural Guidance	2,752	2,711	2,666
Specialized Ultrasound	2,601	2,420	2,428
Total AVS	5,354	5,131	5,094
PCS:
Monitoring Solutions	2,256	2,194	2,283
Life Support Solutions	831	931	859
Total PCS	3,086	3,125	3,142
Total PDx	2,900	2,508	2,306
Other(1)	40	52	66
Total revenues	$20,625	$19,672	$19,552
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services (“HFS”) which does not meet the definition of an operating segment.

No single customer accounted for more than 10% of the Company’s revenues for the years ended December 31, 2025, 2024, or 2023. Additionally, no single customer accounted for more than 10% of accounts receivable as of December 31, 2025 or 2024.

Significant Expenses by Segment	For the years ended December 31
	2025	2024	2023
Imaging:
Cost of sales	$6,099	$5,623	$5,901
Other segment items(1)	2,255	2,270	2,222
Total Imaging	$8,353	$7,893	$8,123
AVS:
Cost of sales	$2,629	$2,485	$2,485
Other segment items(1)	1,550	1,528	1,485
Total AVS	$4,178	$4,014	$3,970
PCS:
Cost of sales	$2,028	$1,930	$1,890
Other segment items(1)	849	848	869
Total PCS	$2,877	$2,778	$2,759
PDx:
Cost of sales	$1,450	$1,236	$1,192
Other segment items(1)	579	490	497
Total PDx	$2,028	$1,725	$1,689
(1) Other segment items for each segment includes selling, general, administrative, research, and development related expenses, as well as other segment income and expenses.

Segment EBIT	For the years ended December 31
	2025	2024	2023
Segment EBIT
Imaging	$891	$962	$821
AVS	1,175	1,118	1,124
PCS	209	347	383
PDx	872	783	617
Other(1)	7	2	11
	3,155	3,211	2,956
Restructuring costs	(120)	(120)	(54)
Acquisition and disposition-related benefits (charges)	(39)	(3)	15
Gain (loss) on business and asset dispositions	5	—	—
Spin-Off and separation costs	(38)	(251)	(270)
Amortization of acquisition-related intangible assets	(156)	(137)	(127)
Investment revaluation gain (loss)	112	(22)	1
Interest and other financial charges – net	(440)	(504)	(542)
Non-operating benefit income (costs)	288	406	382
Income before income taxes	$2,768	$2,581	$2,361
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

Depreciation and Amortization by Segment	For the years ended December 31
	2025	2024	2023
Imaging	$227	$249	$274
AVS	70	78	90
PCS	53	55	69
PDx	66	55	45

The Company does not report total assets by segment as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

GEOGRAPHIC INFORMATION.

Revenues are classified according to the country in which products and services are sold.

Total Revenues by Country	For the years ended December 31
	2025	2024	2023
United States	$9,168	$8,617	$8,228
China	2,031	2,135	2,560
All other countries	9,427	8,919	8,764
Total revenues	$20,625	$19,672	$19,552

Long-lived assets represent Property, plant, and equipment – net and are classified according to the country where the asset is located.

Long-Lived Assets – Net by Country	As of
	December 31, 2025	December 31, 2024
United States	$962	$908
China	439	392
Norway	368	296
Japan	296	62
All other countries	1,027	893
Total long-lived assets – net	$3,092	$2,550

NOTE 5. RECEIVABLES

Current Receivables	As of
	December 31, 2025	December 31, 2024
Current customer receivables(1)	$3,719	$3,382
Non-income based tax receivables	159	155
Other sundry receivables	180	133
Current sundry receivables	339	287
Allowance for credit losses	(103)	(103)
Total current receivables – net	$3,955	$3,566
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to Current customer receivables. Balances related to chargebacks were $148 million and $153 million as of December 31, 2025 and 2024, respectively.

Activity in the allowance for credit losses related to current receivables consisted of the following:

	For the years ended December 31
	2025	2024	2023
Balance at beginning of period	$103	$98	$91
Additions charged to costs and expenses	10	20	16
Write-offs	(15)	(12)	(11)
Foreign currency exchange and other	4	(2)	2
Balance at end of period	$103	$103	$98

Long-Term Receivables	As of
	December 31, 2025	December 31, 2024
Long-term customer receivables	$73	$59
Non-income based tax receivables	24	20
Other sundry receivables	100	68
Long-term sundry receivables	124	88
Allowance for credit losses	(7)	(5)
Total long-term receivables – net	$190	$142

Long-term receivables are recognized within All other non-current assets in the Consolidated Statements of Financial Position.

NOTE 6. FINANCING RECEIVABLES

Current financing receivables and non-current financing receivables are recognized within All other current assets and All other non-current assets, respectively, in the Consolidated Statements of Financial Position.

	As of
	December 31, 2025	December 31, 2024
Loans receivable, at amortized cost	$21	$23
Investment in finance leases, net of deferred income	76	69
Allowance for credit losses	(2)	(2)
Current financing receivables – net	$95	$90

Loans receivable, at amortized cost	$44	$35
Investment in finance leases, net of deferred income	149	152
Allowance for credit losses	(3)	(4)
Non-current financing receivables – net	$190	$183

As of December 31, 2025, 1%, 1%, and 1% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2024, 4%, 4%, and 3% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

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

Operating Lease Assets and Liabilities	As of
	December 31, 2025	December 31, 2024
Operating lease ROU assets	$410	$364
Current operating lease liabilities	134	115
Non-current operating lease liabilities	284	270
Total operating lease liabilities	$419	$385

Operating Lease Expense	For the years ended December 31
	2025	2024	2023
Long-term (fixed)	$136	$134	$121
Long-term (variable)	101	120	106
Short-term	12	4	2
Total operating lease expense	$249	$258	$229

Maturity of Lease Liabilities
	2026	2027	2028	2029	2030	Thereafter	Total
Undiscounted lease payments	$153	$116	$73	$42	$20	$56	$460
Less: imputed interest							41
Total lease liability as of December 31, 2025							$419

Supplemental Information Related to Operating Leases	For the years ended December 31
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$151	$138	$130
Right-of-use assets obtained in exchange for new lease liabilities	162	147	154
Weighted-average remaining lease term (in years)	4.6	4.4	4.7
Weighted-average discount rate	4.4%	4.5%	4.4%

FINANCE LEASES.

The Company leases equipment manufactured or sold by the Company to customers through sales-type leases. Sales-type leases are included in financing receivables and are recognized within All other current assets and All other non-current assets in the Consolidated Statements of Financial Position.

Finance lease income was $14 million, $14 million, and $13 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is recognized within Other (income) expense – net in the Consolidated Statements of Income.

Net Investment in Finance Leases	As of
	December 31, 2025	December 31, 2024
Minimum lease payments receivable	$243	$242
Less: deferred income	(30)	(31)
Discounted lease receivable	213	211
Estimated unguaranteed residual value of leased assets, net of deferred income	12	10
Investment in finance leases, net of deferred income	$225	$221

Contractual Maturities

Due In	2026	2027	2028	2029	2030	Thereafter	Total
Minimum lease payments receivable	$86	$56	$39	$26	$16	$19	$243
We expect actual maturities to differ from contractual maturities, primarily as a result of prepayments.

NOTE 8. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

PROPOSED ACQUISITION.

On November 20, 2025, we announced an agreement to acquire Intelerad for a purchase price of $2,300 million to be paid in cash. The proceeds of senior unsecured notes issued in the fourth quarter of 2025, together with borrowings under a new delayed draw term loan facility and cash on hand, are expected to be used to fund the purchase price of the acquisition. See Note 9, “Borrowings” for additional information on the borrowings. Intelerad is a leading medical imaging software and digital enterprise workflow solutions company with a significant presence in outpatient ambulatory care settings. Its cloud-first products are designed for radiology and cardiology and extend across both inpatient and outpatient care settings. Intelerad’s outpatient footprint complements GE HealthCare’s footprint in hospital-based imaging. Together, these combined capabilities are expected to create a more comprehensive, cloud-first and AI-enabled imaging offering spanning diverse care settings—from large academic medical centers to rapidly expanding ambulatory networks. The transaction is expected to close in the first half of 2026, subject to customary closing conditions, including regulatory approvals.

ACQUISITIONS.

icometrix
On November 7, 2025, the Company acquired 100% of the stock of icometrix NV (“icometrix”) for approximately $98 million of upfront payment, net of cash acquired and potential earn-out payments up to $35 million based on sales targets over two years. icometrix is focused on providing AI-powered brain imaging analysis for neurological disorders such as Alzheimer’s disease. Through this acquisition, we expect to integrate the icometrix platform with our MRI systems. icometrix is included in the Company’s Imaging segment.

This transaction was accounted for as a business combination. The preliminary purchase price allocation resulted in goodwill of $74 million, intangible assets of $34 million, and deferred tax liabilities of $9 million. Purchase price allocations are based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period. The goodwill associated with the acquired business is non-deductible for tax purposes.

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
On March 31, 2025, the fair value of the Company’s existing 50% interest in NMP was determined to be $301 million based on the cash consideration exchanged for acquiring the remaining 50% equity interest. The carrying value of our 50% interest was $204 million. The Company recognized a net gain of $97 million resulting from this remeasurement to fair value. This gain included the reclassification of certain amounts related to the Company’s 50% interest out of AOCI including foreign currency translation gains of $63 million and losses related to a defined benefit pension plan of $8 million. The net gain from this remeasurement was recorded in Other (income) expense – net in the Company’s Consolidated Statements of Income for the year ended December 31, 2025.

The following table provides a summary of the purchase price consideration transferred for the acquisition of NMP.

Purchase consideration
Cash consideration, net of cash acquired	$271
Fair value of previously held interest in NMP	301
Fair value of contingent consideration	5
Total allocable purchase price	$577

The preliminary fair values of the assets and liabilities assumed in connection with the acquisition of NMP are as follows.

Preliminary allocation
Receivables	$53
Inventories	9
All other current assets(1)	35
Property, plant, and equipment	240
Goodwill	220
Other intangible assets	235
All other non-current assets	39
Deferred income taxes	(81)
All other non-current liabilities	(145)
Other(2)	(28)
Total net assets post acquisition	$577
(1) All other current assets includes $35 million of indemnification assets, with the underlying indemnified liabilities recorded in All other non-current liabilities.
(2) Other includes Accounts payable, All other current liabilities, and Current compensation and benefits.

The allocation of purchase price of NMP to the tangible and intangible assets acquired and liabilities assumed, as reflected in the table above, is based on the Company’s preliminary allocations of their fair values. As of December 31, 2025, measurement period adjustments included changes to the purchase price allocation, resulting in a net increase of approximately $4 million to goodwill. The measurement period adjustments resulted primarily from adjustments to acquired intangibles and decommissioning liabilities based on facts and circumstances that existed as of the acquisition date. While all amounts remain subject to adjustments, the areas potentially subject to the most significant adjustments are decommissioning liabilities and deferred income taxes. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions.

Property, plant, and equipment is mostly comprised of land, buildings, equipment (including machinery, furniture, and fixtures) and construction in process. The fair value of property, plant, and equipment was determined using a market participant approach.

Other intangibles relate to $235 million of definite-lived intangible assets. Definite-lived intangible assets consist primarily of developed product market authorization rights and customer relationships. The acquired definite-lived intangibles are being amortized over a weighted-average estimated useful life of approximately 13 years. The estimated fair value of intangibles was determined using the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of cash flows an asset would generate over its useful life.

The goodwill associated with NMP, recorded within the PDx segment, is non-deductible for tax purposes and is attributed to expected synergies with NMP’s existing assets and workforce that are expected to allow the Company greater access and growth in the Japan market.

Included in All other non-current liabilities are asset retirement obligations and decommissioning liabilities of $124 million, which were assumed in the transaction.

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

GOODWILL.

	Imaging	AVS	PCS	PDx	Total
Balance at December 31, 2023	$4,431	$3,933	$2,038	$2,534	$12,936
Reallocation	(1,031)	1,031	—	—	—
Acquisitions(1)	194	42	—	—	236
Foreign currency exchange and other	(13)	(19)	(3)	(1)	(36)
Balance at December 31, 2024	3,581	4,987	2,035	2,533	13,136
Acquisitions(2)	81	—	—	220	301
Foreign currency exchange and other	20	33	6	(8)	51
Balance at December 31, 2025	$3,682	$5,020	$2,041	$2,745	$13,489
(1) Includes the purchase of MIM Software recorded within our Imaging segment, as described above, and Intelligent Ultrasound Group PLC in our AVS segment.
(2) Includes the purchase of icometrix, as described above, and Spectronic Medical AB, both recorded within our Imaging segment. Also included is the purchase of NMP, as described above, recorded within our PDx segment.

The Company performs an impairment test of goodwill annually in the fourth quarter using either the quantitative or qualitative approach. In 2025 the impairment testing was conducted using the qualitative approach. Based on the results of the testing conducted, we concluded that no goodwill impairments existed for the years ended December 31, 2025, 2024 and 2023.

OTHER INTANGIBLE ASSETS.

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived assets
Customer-related	$279	$(43)	$236	$112	$(24)	$88
Patents and technology	2,698	(2,128)	570	2,593	(1,987)	606
Capitalized software	1,703	(1,470)	233	1,743	(1,437)	306
Trademarks and other	47	(31)	15	33	(29)	4
Total definite-lived assets	4,727	(3,672)	1,055	4,481	(3,477)	1,004
Indefinite-lived assets(1)	75	—	75	74	—	74
Total other intangible assets	$4,802	$(3,672)	$1,130	$4,555	$(3,477)	$1,078
(1) Indefinite-lived intangible assets relate to acquired IPR&D prior to project completion and are not amortized.

The Company performs an impairment test of IPR&D in the third quarter. In 2025, 2024, and 2023, the Company performed qualitative testing for all IPR&D assets and quantitative testing when warranted. Based on the results of this testing, there were no material impairments of indefinite-lived intangible assets recognized in the years ended December 31, 2025, 2024, or 2023.

During the year ended December 31, 2025, we recorded additions to acquired intangible assets subject to amortization of $280 million, primarily related to patents and technology and customer-related intangibles, with a weighted-average useful life of ten years.

Amortization expense was $291 million, $312 million, and $362 million for the years ended December 31, 2025, 2024, and 2023, respectively. There were no material impairments of definite-lived intangible assets recognized in the years ended December 31, 2025, 2024, or 2023.

Estimated annual pre-tax amortization expense for intangible assets as of December 31, 2025 over the next five calendar years is as follows.

	2026	2027	2028	2029	2030
Estimated annual pre-tax amortization	$259	$178	$127	$108	$93

NOTE 9. BORROWINGS

The Company’s borrowings include the senior unsecured notes and credit agreements detailed below.

Senior Unsecured Notes
In the second quarter of 2025, the Company issued $650 million of 4.800% senior unsecured notes due in 2031 and $850 million of 5.500% senior unsecured notes due in 2035. In the fourth quarter of 2025, the Company issued $600 million of 4.150% senior unsecured notes due in 2028 and $650 million of 4.950% senior unsecured notes due in 2035. The senior unsecured notes issued in the fourth quarter of 2025 are subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest thereon, if the acquisition of Intelerad is not consummated on or prior to November 20, 2026, or if prior to such date the agreement to acquire Intelerad is terminated. Otherwise, the non-economic terms of the newly issued senior unsecured notes are substantially similar to the terms of the Company’s existing senior unsecured notes. For additional information on the proposed Intelerad acquisition, see Note 8, “Acquisitions, Goodwill, and Other Intangible Assets.”

In the fourth quarter of 2025, the Company repaid $1,500 million aggregate principal amount of 5.600% senior unsecured notes due November 2025. As of December 31, 2025, the Company’s borrowings include $9,500 million aggregate principal amount of senior unsecured notes in nine series with maturity dates ranging from 2027 through 2052 (collectively, the “Notes”).

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

Credit Facilities
In the first quarter of 2025, the Company terminated its existing five-year and 364-day senior unsecured revolving credit facilities. These were replaced with new five-year and 364-day senior unsecured revolving credit facilities in aggregate committed amounts of $3,000 million and $500 million, respectively. The terms of these new facilities are substantially similar to those of the terminated facilities. In the fourth quarter of 2025, the Company entered into a delayed draw term loan facility in an aggregate committed amount of $750 million.

The Company has credit agreements providing for:
•a five-year senior unsecured revolving credit facility in an aggregate committed amount of $3,000 million, maturing on March 27, 2030;
•a 364-day senior unsecured revolving credit facility in an aggregate committed amount of $500 million, maturing on March 26, 2026;
•a three-year senior unsecured term loan credit facility in an aggregate principal amount of $2,000 million, maturing on January 2, 2026 (the “Term Loan Facility”), and
•a three-year senior unsecured delayed draw term loan credit facility in an aggregate principal amount of $750 million, maturing on the third anniversary of the date on which the term loan is made to the Company (the “Delayed Draw Term Loan Facility” and, together with the five-year revolving credit facility, the 364-day revolving credit facility, and the Term Loan Facility, the “Credit Facilities”).

There were no outstanding amounts under the Delayed Draw Term Loan Facility, the five-year revolving credit facility, or the 364-day revolving credit facility, and there was $500 million and $750 million outstanding on the Term Loan Facility as of December 31, 2025 and 2024, respectively. In the first quarter of 2025, we repaid $250 million of the Term Loan Facility. The Company expects to use borrowings under the Delayed Draw Term Facility to partially fund the expected acquisition of Intelerad.

The Company pays a facility fee to each lender, which accrues at a rate equal to an applicable margin specified in the revolving credit facility agreements on the daily commitments of the lenders. The borrowings under each of the Credit Facilities will bear interest at variable interest rates equal to: (1) the alternate base rate or (2) the Secured Overnight Financing Rate, in each case plus an applicable margin specified in the respective credit agreement. The Credit Facilities contain affirmative and negative covenants customary to financings of this type that limit, among other things, the Company’s ability to incur additional liens and to enter into certain fundamental change transactions and the incurrence of indebtedness by the Company’s subsidiaries. In addition, the Credit Facilities contain a financial covenant that requires the Company to not exceed a maximum consolidated net leverage ratio. The Company was in compliance with the financial covenant at each reporting period during 2025. The revolving credit facilities will be used for general corporate purposes.

Borrowings Composition	As of
	December 31, 2025	December 31, 2024
5.600% senior notes due November 15, 2025	$—	$1,500
5.650% senior notes due November 15, 2027	1,750	1,750
4.150% senior notes due December 15, 2028	600	—
4.800% senior notes due August 14, 2029	1,000	1,000
5.857% senior notes due March 15, 2030	1,250	1,250
4.800% senior notes due January 15, 2031	650	—
5.905% senior notes due November 22, 2032	1,750	1,750
5.500% senior notes due June 15, 2035	850	—
4.950% senior notes due December 15, 2035	650	—
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Term Loan Facility due January 2, 2026	500	750
Other	24	36
Total principal debt issued	10,024	9,036
Less: Unamortized debt issuance costs and discounts	49	33
Add: Cumulative basis adjustment for fair value hedges	27	(51)
Total borrowings	10,003	8,951
Less: Short-term borrowings(1)	508	1,502
Long-term borrowings	$9,495	$7,449
(1) Short-term borrowings as of December 31, 2025 and 2024 includes $502 million and $1,500 million, respectively, related to the current portion of our long-term borrowings, net of unamortized debt issuance costs and discounts.

Interest expense associated with long-term debt was $540 million, $580 million, and $616 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in Interest and other financial charges – net in the Consolidated Statements of Income.

Scheduled maturities of borrowings, excluding amortization of discounts and debt issuance costs, are as follows.

2026	2027	2028	2029	2030	Thereafter	Total
$508	$1,767	$600	$1,000	$1,250	$4,900	$10,024

See Note 13, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of December 31, 2025 and 2024, the Company had bank guarantees and surety bonds of approximately $1,149 million and $784 million, respectively, related to certain commercial contracts. Additionally, we have issued approximately $22 million and $25 million of guarantees as of December 31, 2025 and 2024, respectively, primarily related to residual value and credit guarantees on equipment sold to third-party finance companies. Our Consolidated Statements of Financial Position reflect a liability of $3 million as of both December 31, 2025 and 2024 related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost.

NOTE 10. POSTRETIREMENT BENEFIT PLANS

In connection with the Spin-Off, on January 1, 2023, GE HealthCare assumed a portion of former GE pension and other postretirement obligations and assets. The pension and other postretirement obligations assumed relate to benefits owed to current GE HealthCare employees, former GE HealthCare employees, and certain GE legacy plan participants. As of January 1, 2023, GE HealthCare established the assumed pension plans as single-employer plans, but continued to participate in legacy GE multiple-employer other postretirement benefit (“OPEB”) plans sponsored by GE. On January 1, 2024, we transitioned from the legacy GE multiple-employer OPEB plans to a GE HealthCare sponsored single-employer OPEB plan. This change did not have an impact on our results of operations or financial position.

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

DESCRIPTION OF OUR PLANS.

We disclose in the following tables postretirement plans with assets or obligations that exceed $50 million. We use a December 31st measurement date for these plans and all tables presented below are for the years ended December 31st.

The U.S. Pension Plans are comprised of the obligations transferred to GE HealthCare from GE in connection with the Spin-Off and obligations that existed prior to the Spin-Off. The largest plans include the GE HealthCare Pension Plan and the GE HealthCare Supplemental Pension Plan, which provides supplementary benefits to higher-level, longer-service U.S. employees. The GE HealthCare Pension Plan and the GE HealthCare Supplemental Pension Plan have been closed to new participants since 2012. All remaining service accruals for the GE HealthCare Pension Plan were frozen effective December 31, 2024. Benefits for participants of the GE HealthCare Supplemental Pension Plan who became executives before 2011 were frozen effective January 1, 2021, and thereafter these employees accrue a benefit which is paid out in ten annual installments upon retirement. The GE HealthCare Pension Plan has a projected benefit obligation of $15,519 million, plan assets of $13,988 million, and is 90% funded per U.S. GAAP as of December 31, 2025. The GE HealthCare Supplemental Pension plan has a projected benefit obligation of $1,672 million as of December 31, 2025, and the benefits are paid to eligible participants directly by the Company as described further in “Funding” below.

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

Funding
The Company funds annually, at a minimum, the statutorily required minimum amount for our qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand. In 2026, the Company expects to make total cash contributions of approximately $350 million to these plans.

Plan Funded Status	U.S. Plans		International Plans		OPEB Plans
	2025	2024	2025	2024	2025	2024
Change in projected benefit obligations
Balance at January 1	$18,241	$19,363	$2,957	$3,385	$1,016	$1,133
Service cost	4	35	21	20	6	7
Interest cost	996	970	151	141	50	54
Participant contributions	—	4	1	—	14	16
Actuarial loss (gain) – net	591	(799)	(122)	(357)	(45)	(48)
Benefits paid	(1,266)	(1,332)	(136)	(131)	(134)	(146)
Settlements	—	—	(8)	(4)	—	—
Special termination cost	3	—	—	—	1	—
Acquisitions/Divestitures/Mergers	—	—	33	—	—	—
Exchange rate adjustments	—	—	252	(96)	—	—
Balance at December 31	$18,569	$18,241	$3,148	$2,957	$908	$1,016
Change in plan assets
Balance at January 1	$14,378	$15,485	$3,276	$3,733	$—	$—
Actual gain (loss) on plan assets	1,443	49	14	(263)	—	—
Employer contributions	176	172	41	30	120	130
Participant contributions	—	4	1	—	14	16
Benefits paid	(1,266)	(1,332)	(144)	(136)	(134)	(146)
Acquisitions/Divestitures/Mergers	—	—	72	—	—	—
Exchange rate adjustments	—	—	269	(89)	—	—
Balance at December 31	$14,731	$14,378	$3,528	$3,276	$—	$—
Funded status – surplus (deficit)	$(3,838)	$(3,863)	$380	$319	$(908)	$(1,016)

Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). Actuarial losses in 2025 and gains in 2024 related to projected benefit obligations were primarily the result of changes in discount rates.

Amounts Recorded in Consolidated Statements of Financial Position
	U.S. Plans		International Plans		OPEB Plans
	2025	2024	2025	2024	2025	2024
All other non-current assets	$13	$11	$723	$642	$—	$—
Current compensation and benefits	(178)	(172)	(23)	(18)	(118)	(135)
Non-current compensation and benefits	(3,673)	(3,702)	(319)	(305)	(790)	(881)
Net amount recorded	$(3,838)	$(3,863)	$380	$319	$(908)	$(1,016)

The projected benefit obligation balance at December 31 represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and incorporates assumptions relating to future compensation levels and other demographic and financial assumptions. The accumulated benefit obligation represents the same actuarial obligations, excluding an assumption about future compensation levels.

Plan Obligations in Excess of Plan Assets	As of
	December 31, 2025	December 31, 2024
Accumulated benefit obligation	$22,595	$22,185
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$19,754	$19,517
Fair value of plan assets	14,677	14,327
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$19,778	$19,540
Fair value of plan assets	14,677	14,327

Pre-Tax Amounts Recorded in AOCI
	U.S. Plans		International Plans		OPEB Plans
	2025	2024	2025	2024	2025	2024
Net loss (gain)	$(147)	$(506)	$909	$849	$(450)	$(469)
Prior service cost (credit)	(40)	(51)	(15)	(16)	(367)	(447)
Total recorded in AOCI	$(187)	$(557)	$893	$833	$(818)	$(916)

Pre-tax Cost of Postretirement Benefit Plans and Changes in Other Comprehensive Income
	U.S. Plans			International Plans			OPEB Plans
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Cost (income) of postretirement benefit plans	$(218)	$(250)	$(224)	$37	$(20)	$(22)	$(86)	$(87)	$(86)
Changes in other comprehensive loss (income):
Transfers from GE at Spin-Off	—	—	(1,791)	—	—	542	—	—	(1,216)
Plan amendments	—	—	53	—	(1)	—	—	—	—
Net loss (gain) – current year	294	348	695	16	98	198	(45)	(48)	50
Reclassifications out of AOCI:
Curtailment / settlement gain (loss)	—	—	(108)	1	—	—	—	—	—
Amortization of net (loss) gain	65	68	121	(21)	(14)	(6)	64	61	64
Amortization of prior service (cost) credit	11	(8)	(4)	2	2	3	80	87	87
Total changes in other comprehensive loss (income)	$370	$408	$(1,034)	$(2)	$86	$737	$98	$100	$(1,015)
Cost (income) of postretirement benefit plans and changes in other comprehensive loss (income)	$152	$158	$(1,258)	$35	$66	$715	$12	$13	$(1,101)

With respect to the retirement benefit balances included on our Consolidated Statement of Financial Position as of December 31, 2025, we estimate that we will amortize $108 million of net actuarial gain and $93 million of prior service credit from AOCI into Non-operating benefit (income) cost in the Consolidated Statement of Income during 2026.

Components of Expense (Income)
	U.S. Plans			International Plans			OPEB Plans
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost – Operating	$4	$35	$35	$21	$20	$20	$6	$7	$6
Interest cost	996	970	1,022	151	141	139	50	54	59
Expected return on plan assets	(1,145)	(1,196)	(1,242)	(152)	(193)	(184)	—	—	—
Amortization of net loss (gain)	(65)	(68)	(121)	21	14	6	(64)	(61)	(64)
Amortization of prior service cost (credit)	(11)	8	4	(2)	(2)	(3)	(80)	(87)	(87)
Curtailment loss (gain)	—	—	17	—	—	—	—	—	—
Settlement loss (gain)	—	—	61	(1)	—	—	—	—	—
Special termination cost	3	1	—	—	—	—	1	—	—
Non-operating	$(222)	$(285)	$(259)	$17	$(40)	$(42)	$(92)	$(94)	$(92)
Net periodic expense (income)	$(218)	$(250)	$(224)	$37	$(20)	$(22)	$(86)	$(87)	$(86)

In 2023, management approved an amendment to the U.S. based GE HealthCare Pension Plan whereby the benefits for all remaining active employees were frozen effective December 31, 2024, and additional benefit enhancements were provided. As a result, we recognized a non-cash pre-tax curtailment loss of approximately $17 million as non-operating benefit costs and an increase to our pension liability of $23 million in the year ended December 31, 2023. As a result of the plan changes, we remeasured the plan assets and the projected benefit obligation. These changes collectively decreased AOCI by $305 million as of December 31, 2023.

Also in 2023, management approved and paid a one-time lump sum payment for certain terminated employees in two plans who were vested in their benefits. These lump sum settlements reduce our future cash requirements. As a result of the partial settlement of the pension liability, we recognized a non-cash pre-tax settlement charge in the year ended December 31, 2023. The settlement charge of $61 million represents a pro rata portion of unrecognized net loss recorded in AOCI and is recorded in Non-operating benefit (income) costs in the Consolidated Statement of Income.

Assumptions
	U.S. Plans			International Plans			OPEB Plans
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Weighted-average benefit obligations assumptions
Discount rate	5.4%	5.7%	5.2%	5.1%	4.9%	4.2%	5.0%	5.5%	5.1%
Compensation increases	3.5%	3.5%	3.7%	2.7%	2.8%	3.1%	3.6%	3.6%	3.6%
Weighted-average benefit cost assumptions
Discount rate	5.7%	5.2%	5.5%	4.9%	4.2%	4.6%	5.5%	5.1%	5.4%
Expected rate of return on plan assets	7.0%	7.0%	7.0%	4.7%	5.3%	5.2%	—%	—%	—%

For the December 31, 2025 postretirement health care obligations remeasurement, the Company assumed a 8.4% initial weighted average rate of increase in the per capita cost of the various covered health care benefits, which applies primarily to non-Medicare eligible participants. The trend rate was assumed to decrease gradually to an ultimate rate of 4.5% in 2038 and remain at that level thereafter.

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

Expected Future Benefit Payments of Our Benefit Plans
	U.S. Plans	International Plans	OPEB Plans
2026	$1,397	$157	$118
2027	1,403	158	116
2028	1,408	167	112
2029	1,409	172	110
2030	1,404	179	105
2031-2035	6,797	980	436

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

In October 2025, the Trustee of the Company’s United Kingdom (“U.K.”) defined benefit pension plan entered into an agreement with a third-party insurance company to execute a full bulk annuity purchase (“buy-in”) for the plan. The agreement does not relieve the Company of the primary responsibility to fund the pension obligations. The buy-in was undertaken to reduce pension risk, including investment, longevity, interest rate and inflation risk, by closely aligning plan assets with the plan’s long-term benefit obligations. The annuity contract is reported within the fair value of plan assets and is intended to provide payments to the plan in amounts equivalent to the benefits owed to members in accordance with the plan rules.

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

Composition of Plan Assets		Basis of fair value measurement
	Balance as of December 31, 2025	Level 1	Level 2	Level 3	Measured at NAV(1)
Global equity securities	$4,832	$2,292	$108	$—	$2,432
Debt securities, cash, and cash equivalents	8,412	2,042	5,330	—	1,040
Real estate	793	—	—	299	494
Private equities and other investments	1,990	(75)	46	161	1,858
Annuity contract	2,104	—	—	2,104	—
Other	128	—	—	—	—
Fair value of plan assets	$18,259	$4,258	$5,484	$2,564	$5,825
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

As of December 31, 2025 and 2024, the fair value of plan assets that used significant unobservable inputs (Level 3) was $2,564 million and $692 million, respectively. These assets primarily relate to an annuity contract, real estate, and private equity investments. The changes to the balances of Level 3 plan assets during 2025 were primarily driven by the buy-in transaction for the U.K. defined benefit pension plan described above. The changes to the balances of Level 3 plan assets during 2024 were not significant.

Weighted Average Asset Allocation of Pension Plans	2025 Target	2025 Actual
Global equity securities	22%	26%
Debt securities, cash, and cash equivalents	49%	46%
Real estate	5%	4%
Private equities and other instruments	12%	12%
Annuity contract	12%	12%

DEFINED CONTRIBUTION PLAN.

GE HealthCare sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan were $154 million, $130 million, and $122 million for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTE 11. INCOME TAXES

The Company is subject to income taxes in the U.S. (both federal and state) and in numerous foreign jurisdictions. Changes in the tax laws or regulations in these jurisdictions, or in positions by the relevant authorities regarding their application, administration, or interpretation, may affect our tax liability, return on investments, and business operations.

The Tax Cuts and Jobs Act imposes tax on the Company for net controlled foreign corporation (“CFC”) tested income earned by certain non-U.S. subsidiaries (previously referred to as global intangible low-taxed income or “GILTI”). We have elected to account for net CFC tested income as a period cost. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into U.S. law, which includes significant changes to the federal income tax system. The Company has recorded the OBBBA tax impacts in its provision for income taxes for the year ended December 31, 2025, none of which are material to our financial statements.

Income From Continuing Operations Before Income Taxes
	For the years ended December 31
	2025	2024	2023
U.S. income	$1,028	$593	$816
Non-U.S. income	1,740	1,988	1,545
Total	$2,768	$2,581	$2,361

Provision for Income Taxes	For the years ended December 31
	2025	2024	2023
Current
U.S. Federal	$4	$62	$171
Non-U.S.	317	412	345
U.S. State	8	8	42
Deferred
U.S. Federal	110	3	—
Non-U.S.	131	(12)	103
U.S. State	44	58	82
Total	$614	$531	$743

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
	For the year ended December 31, 2025
	Amount	Percent
Income from continuing operations before income taxes	$2,768
Tax expected at 21%	581	21.0%
State and local income taxes, net of federal income tax effect(1)	41	1.5%
Foreign tax effects
China	30	1.1%
Other foreign jurisdictions	54	2.0%
Effect of cross-border tax laws
Foreign-derived deduction eligible income	(49)	(1.8)%
Net CFC tested income	45	1.6%
Other	5	0.2%
Tax credits
R&D tax credits	(28)	(1.0)%
Foreign tax credits	(81)	(2.9)%
Changes in valuation allowances	9	0.3%
Nontaxable or nondeductible items(2)	22	0.8%
Changes in unrecognized tax benefits	(24)	(0.9)%
Other adjustments	8	0.3%
Effective tax rate	$614	22.2%
(1) In 2025, state and local income taxes in California, Illinois, New York, Florida, New Jersey, New York City, and Pennsylvania comprise more than 50% of state and local income taxes, net of federal income tax effect.
(2) The tax impact of any share-based compensation items are included in this category.

For the years ended December 31, 2024 and 2023, the effective income tax rate differs from the statutory federal income tax rate as follows.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
	For the years ended December 31
	2024	2023
Income from continuing operations before income taxes	$2,581	$2,361
Tax expected at 21%	542	496
Foreign operations	38	63
Withholding taxes	34	28
U.S. tax on foreign operations	(43)	(35)
Uncertain tax positions	170	11
R&D benefits	(51)	(33)
State and local income taxes, net of federal income tax effect	49	24
Valuation allowance	(281)	19
Spin-Off and separation costs	72	184
Other	—	(14)
Provision for income taxes	$531	$743
Effective income tax rate	20.6%	31.5%

For the years ended December 31, 2025 and 2024, included in State and local income taxes, net of federal income tax effect is $10 million and $35 million of expense related to revaluation of deferred tax assets as a result of changes in future apportionment and state tax rates based on the 2024 and 2023 as-filed tax returns. For the year ended December 31, 2023, the Spin-Off and separation costs line includes $59 million of expense related to revaluation of state deferred tax assets associated with the Spin-Off.

UNRECOGNIZED TAX BENEFITS.

The Company is subject to periodic tax audits by tax authorities in the U.S. (both federal and state) and the numerous countries in which we operate. While the Company currently is being audited, or remains subject to audit, in a number of jurisdictions for tax years 2004-2024, including China, France, Germany, India, Japan, Norway, the U.K., and the United States, we believe that there are no jurisdictions in which the ultimate outcome of unresolved issues or claims is likely to be material to the results of operations, financial position, or cash flows. We believe that we have made adequate provisions for all unrecognized tax benefits.

The balance of unrecognized tax benefits, the amount of related interest and penalties, and the portion that, if recognized, would reduce tax expense and effective tax rate are as follows.

	2025	2024	2023
Balance at beginning of period	$551	$409	$465
Additions for tax positions of the current year	5	4	—
Additions for tax positions of prior years	43	181	156
Reductions for tax positions of prior years	(108)	(33)	(203)
Settlements with tax authorities	(7)	(4)	(6)
Expiration of the statute of limitations	(21)	(6)	(3)
Balance at end of period	$463	$551	$409

For the year ended December 31, 2025, the Additions for tax positions of prior years line includes $37 million of currency translation adjustments (“CTA”), and the Reductions for tax positions of prior years line includes $102 million related to a tax attribute that expired in 2025.

For the year ended December 31, 2024, the Additions for tax positions of prior years line includes $172 million of reserves established due to ongoing audits, of which $142 million was established against a net operating loss deferred tax asset. Also for the year ended December 31, 2024, the Reductions for tax positions of prior years includes CTA of $14 million and a reversal of $19 million related to various tax audits that were closed during the year.

For the year ended December 31, 2023, the Additions for tax positions of prior years line in the table above includes $134 million related to the Spin-Off. Also during the year ended December 31, 2023, a matter was closed with local tax authorities which resulted in the reversal of a net operating loss deferred tax asset and the related $183 million unrecognized tax benefit, which is included in the Reductions for tax positions of prior years line above.

Unrecognized Tax Benefits	For the years ended December 31
	2025	2024	2023
Unrecognized tax benefits	$463	$551	$409
Accrued interest on unrecognized tax benefits	65	81	72
Portion that, if recognized, would reduce tax expense and effective tax rate	158	182	157

Interest and penalties on unrecognized tax benefits recorded in Benefit (provision) for income taxes in the Consolidated Statements of Income were not material during the years ended December 31, 2025, 2024, and 2023.

DEFERRED INCOME TAXES.

We regularly evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce the deferred tax assets to an amount that is more likely than not to be realized (a likelihood of more than 50%). Significant judgment is required in determining whether a valuation allowance is necessary and the amount of such valuation allowance. In assessing the recoverability of our deferred tax assets at December 31, 2025, we considered all available evidence, including the nature of financial statement losses, reversing taxable temporary differences, estimated future operating profits, and tax planning actions and strategies.

	As of
	December 31, 2025	December 31, 2024
Total assets	$4,491	$4,474
Total liabilities	(193)	(56)
Net deferred income tax asset (liability)	$4,298	$4,418

Components of the Net Deferred Income Tax Asset (Liability)	As of
	December 31, 2025	December 31, 2024
Deferred tax assets:
Employee benefits	$1,247	$1,340
Reserves and accruals	481	413
Operating loss carryforwards	463	447
Lease liabilities	48	57
Tax credit carryforwards	119	80
U.S. interest restriction carryforwards	135	156
Goodwill and other intangible assets	1,184	1,355
Property, plant, and equipment	181	223
Capitalized R&D	834	689
Other deferred tax assets	100	55
Total deferred income tax asset	4,793	4,817
Valuation allowances	(251)	(231)
Total deferred income tax asset after valuation allowance	4,542	4,586
Deferred tax liabilities:
ROU assets	(47)	(42)
Other deferred tax liabilities	(198)	(126)
Total deferred income tax liability	(244)	(168)
Net deferred income tax asset (liability)	$4,298	$4,418

Valuation allowances primarily relate to non-U.S. deferred taxes where there were historical losses and U.S. federal and state credit carryforwards. Activity in the valuation allowance consists of the following:

Valuation Allowances	For the years ended December 31
	2025	2024	2023
Balance at beginning of period	$231	$540	$272
Provision for income taxes	4	(279)	(12)
Foreign currency exchange and other	16	(31)	280
Balance at end of period	$251	$231	$540

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

NET OPERATING LOSSES.

As of December 31, 2025, the Company had net operating loss carryforwards of $5,987 million primarily related to Ireland, France, Brazil, Germany, and the Netherlands, which can be carried forward indefinitely. The gross net operating loss carryforwards resulted in a deferred tax asset of $1,170 million as of December 31, 2025. This amount excludes accruals of $300 million for unrecognized tax benefits the Company has recorded related to the underlying tax positions which generated the net operating losses and expected impacts to U.S. foreign tax credits of $407 million.

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

CASH TAXES PAID.

The amounts of cash paid for income taxes by GE HealthCare are as follows.

For the year ended December 31, 2025
U.S. Federal	$38
U.S. State	17
Foreign
Norway	69
China	66
India	41
Japan	23
United Kingdom	23
Other	151
Cash paid during the year for income taxes	$429

NOTE 12. SHAREHOLDERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET.

Changes in AOCI by component were as follows.

	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2022	$(1,845)	$(42)	$9	$(1,878)
Other comprehensive income (loss) before reclassifications – net of taxes(2) of $22, $186, and $1	74	(601)	(5)	(532)
Reclassifications from AOCI – net of taxes(3) of $—, $97, and $6	—	(296)	(22)	(318)
Other comprehensive income (loss)	74	(897)	(27)	(850)
Spin-Off related adjustments – net of taxes(4) of $— $(509), and $—	28	1,972	—	2,000
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(37)	—	—	(37)
December 31, 2023	(1,706)	1,033	(18)	(691)
Other comprehensive income (loss) before reclassifications – net of taxes of $(19), $93, and $(11)	(271)	(306)	33	(545)
Reclassifications from AOCI – net of taxes(3) of $—, $44, and $(1)	—	(150)	3	(147)
Other comprehensive income (loss)	(271)	(456)	36	(691)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(4)	—	—	(4)
December 31, 2024	(1,973)	576	18	(1,379)
Other comprehensive income (loss) before reclassifications – net of taxes of $60, $74, and $5	354	(259)	5	101
Reclassifications from AOCI – net of taxes(3)(5) of $—, $50, and $2	63	(163)	(21)	(120)
Other comprehensive income (loss)	418	(422)	(16)	(19)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(7)	(3)	—	(10)
December 31, 2025	$(1,548)	$158	$3	$(1,388)
(1) The amount of CTA recognized in Other comprehensive income (loss) (“OCI”) included net gains (losses) relating to net investment hedges, as further discussed in Note 13, “Financial Instruments and Fair Value Measurements.”
(2) Includes pre-tax impact to Pension and Other Postretirement Plans of $(305) million for the pension plan amendment and related remeasurement of plan assets and benefit obligations. Refer to Note 10, “Postretirement Benefit Plans” for further information.
(3) Reclassifications from AOCI into earnings for Pension and Other Postretirement Plans are recognized within Non-operating benefit (income) costs, while Cash flow hedges are recognized within Cost of products and Cost of services in our Consolidated Statements of Income.
(4) Refer to Note 10, “Postretirement Benefit Plans” for further information on the unrecognized gain transferred from the GE pension and other postretirement plans in connection with the Spin-Off.
(5) Includes net of tax impact of $63 million of gains to Currency translation adjustments and $8 million of losses to Pension and Other Postretirement Plans related to the derecognition of the prior NMP equity method investment. Refer to Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.

SHARE REPURCHASES.

On April 30, 2025, our Board of Directors authorized a share repurchase program (the “repurchase program”) for up to $1,000 million of our common stock. The repurchase program does not have an expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company's discretion. During the year ended December 31, 2025, we repurchased 2.8 million shares under the repurchase program for total consideration of approximately $200 million.

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

Cash Flow Hedges
We use foreign currency forward contracts to hedge the volatility of cash flows related to firm commitments and forecasted transactions, including intercompany transactions, denominated in foreign currencies other than a subsidiary’s functional currency. The maximum length of time over which we hedge forecasted transactions is five years. As of December 31, 2025, these contracts have a maximum remaining maturity of 51 months.

For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings and to the same financial statement line item impacted by the hedged transaction. As of December 31, 2025, we expect to reclassify $7 million of pre-tax net deferred gains associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the impact on earnings of the related hedged transactions.

The cash flows associated with derivatives designated as cash flow hedges are recorded in All other operating activities – net in the Consolidated Statements of Cash Flows.

Net Investment Hedges
We use cross-currency interest rate swaps and foreign currency forward contracts in combination with foreign currency option contracts to hedge the foreign currency risk associated with our net investment in foreign operations. As of December 31, 2025, these contracts were designated as hedges of our net investment in foreign operations, primarily in Euro and Chinese Renminbi currencies.

We use the spot method to assess hedge effectiveness for our net investment hedges. Changes in the fair value of the designated hedging instruments attributable to fluctuations in foreign currency to USD spot exchange rates are initially recorded and held as a component of the CTA portion of AOCI until the hedged foreign operation is either sold or substantially liquidated. Changes in fair value of the portion of net investment hedging derivatives excluded from the assessment of effectiveness are recorded in CTA and then recognized within Interest and other financial charges – net in the Consolidated Statements of Income using a systematic and rational method over the life of the hedge. Excluded components on the cross-currency swaps designated as net investment hedges, in the form of accrued interest, are recorded within Interest and other financial charges – net in the Consolidated Statements of Income.

The cash flows associated with derivatives designated as net investment hedges are recorded in All other investing activities – net in the Consolidated Statements of Cash Flows. For the years ended December 31, 2025 and 2024, All other investing activities – net includes $178 million and $94 million, respectively, of payments for the settlement of cross-currency swaps that were designated as net investment hedges. Cash flows from the periodic interest settlements on the cross-currency swaps are recorded in All other operating activities – net in the Consolidated Statements of Cash Flows.

Fair Value Hedges
We use interest rate swaps to hedge the interest rate risk on our fixed rate borrowings. These derivatives are designated as fair value hedges to hedge the changes in fair value due to benchmark interest rate risk of specific designated cash flows of our senior unsecured notes.

We record the changes in fair value on these swap contracts in Interest and other financial charges – net in our Consolidated Statements of Income, the same line item where the offsetting change in the fair value of the designated cash flows of the senior unsecured note is recorded as a basis adjustment.

Cash flows for the periodic interest settlements on the interest rate swaps are recorded in All other operating activities – net in the Consolidated Statements of Cash Flows.

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

The changes in fair value of derivatives not designated as qualifying hedge transactions are recorded in Cost of products, Cost of services, SG&A, and Other (income) expense – net in the Consolidated Statements of Income based on the nature of the underlying hedged transaction. Changes in fair value of embedded derivatives are recognized in Other (income) expense – net in the Consolidated Statements of Income.

The cash flows associated with derivatives not designated but used as economic hedges are recorded, based on the nature of the underlying hedged transaction, in All other operating activities – net and All other investing activities – net in the Consolidated Statements of Cash Flows. The cash flows related to embedded derivatives are included in All other operating activities – net in the Consolidated Statements of Cash Flows.

The following table presents the gross fair values of our outstanding derivative instruments.

Fair Value of Derivatives	December 31, 2025			December 31, 2024
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency forward contracts	$1,508	$52	$23	$1,210	$43	$11
Derivatives accounted for as cash flow hedges	1,508	52	23	1,210	43	11
Cross-currency swaps(1)	4,115	51	135	1,995	15	46
Foreign currency forward and options contracts	2,581	50	37	1,731	30	18
Derivatives accounted for as net investment hedges	6,697	101	172	3,726	45	64
Interest rate swaps(1)	2,700	28	—	2,700	—	51
Derivatives accounted for as fair value hedges	2,700	28	—	2,700	—	51
Foreign currency forward contracts	4,761	20	7	3,925	11	29
Other derivatives(1)(2)	320	56	5	370	47	—
Derivatives not designated as hedging instruments	5,081	76	12	4,294	57	29
Total derivatives	$15,986	$256	$207	$11,930	$145	$155
(1) As of December 31, 2025, accrued interest is included in the above fair value and is not considered material. As of December 31, 2024, accrued interest is excluded from the above fair value and is not considered material.
(2) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.

The following table presents amounts recorded in Long-term borrowings in the Consolidated Statements of Financial Position related to cumulative basis adjustment for fair value hedges.

	December 31, 2025		December 31, 2024
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term borrowings designated as fair value hedges	$2,722	$27	$2,644	$(51)

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

As of December 31, 2025 and 2024, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $107 million and $77 million, respectively.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the years ended December 31
	2025	2024	2023
Cash flow hedges	$—	$44	$(6)
Net investment hedges(1)	(263)	80	(97)
(1) Amounts recognized in OCI for excluded components for the periods presented were immaterial.

The tables below present the gains (losses) on our derivative financial instruments and hedging activity in the Consolidated Statements of Income.

Derivative Financial Instruments and Hedging Activity
	For the year ended December 31, 2025
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$18	$5	$—	$—	$—
Effects of cash flow hedges	18	5	—	—	—
Cross-currency swaps	—	—	—	38	—
Foreign currency forward and options contracts	—	—	—	21	—
Effects of net investment hedges(1)	—	—	—	59	—
Interest rate swaps(2)	—	—	—	63	—
Debt basis adjustment on Long-term borrowings	—	—	—	(78)	—
Effects of fair value hedges	—	—	—	(15)	—
Foreign currency forward contracts	28	7	—	—	(1)
Other derivatives(3)	—	—	5	—	9
Effects of derivatives not designated as hedging instruments	28	7	5	—	7

	For the year ended December 31, 2024
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$(4)	$(1)	$—	$—	$—
Effects of cash flow hedges	(4)	(1)	—	—	—
Cross-currency swaps	—	—	—	31	—
Foreign currency forward and option contracts	—	—	—	11	—
Effects of net investment hedges(1)	—	—	—	42	—
Interest rate swaps(2)	—	—	—	(103)	—
Debt basis adjustment on Long-term borrowings	—	—	—	76	—
Effects of fair value hedges	—	—	—	(27)	—
Foreign currency forward contracts	(37)	(9)	—	—	1
Other derivatives(3)	—	—	8	—	37
Effects of derivatives not designated as hedging instruments	(37)	(9)	8	—	38

	For the year ended December 31, 2023
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$23	$6	$—	$—	$—
Effects of cash flow hedges	23	6	—	—	—
Cross-currency swaps	—	—	—	34	—
Foreign currency forward and option contracts	—	—	—	3	—
Effects of net investment hedges(1)	—	—	—	37	—
Interest rate swaps(2)	—	—	—	24	—
Debt basis adjustment on Long-term borrowings	—	—	—	(25)	—
Effects of fair value hedges	—	—	—	(1)	—
Foreign currency forward contracts	3	2	—	—	5
Other derivatives(3)	—	—	10	—	47
Effects of derivatives not designated as hedging instruments	3	2	10	—	52
(1) Changes in fair value related to components other than the spot rate are excluded from effectiveness testing for the years ended December 31, 2025, 2024, and 2023.
(2) Amount includes interest expense on interest rate derivatives of $(15) million, $(27) million, and $(1) million for the years ended December 31, 2025, 2024, and 2023 respectively.
(3) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.
(4) Amounts are inclusive of gains (losses) in Other (income) expense – net in the Consolidated Statements of Income.

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

FAIR VALUE MEASUREMENTS.

The following table represents assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
	As of December 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$399	$—	$399	$—	$312	$—	$312
Investment securities	47	—	30	77	32	—	—	32
Derivatives	—	256	—	256	—	145	—	145
Liabilities:
Derivatives	—	207	—	207	—	155	—	155
Contingent consideration	—	—	30	30	—	—	34	34

Cash equivalents
As of December 31, 2025 and 2024, Cash, cash equivalents, and restricted cash of $4,512 million and $2,889 million, respectively, included money market funds of $399 million and $312 million, and other cash equivalents of $3,046 million and $1,573 million, respectively. The carrying values of the other cash equivalents approximates the fair value due to their short maturities and are valued using Level 1 or Level 2 inputs. Refer to Note 18, “Supplemental Financial Information” for further information.

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

Non-recurring fair value measurements
Changes in fair value measurements of assets and liabilities measured at fair value on a non-recurring basis, such as equity method investments, equity investments without readily determinable fair value, financing receivables, and long-lived assets, were not material for the years ended December 31, 2025, 2024, and 2023, with the exception of the gain on fair value measurement of the NMP equity method investment as described in Note 8, “Acquisitions, Goodwill, and Other Intangible Assets.”

Fair value of other financial instruments
The estimated fair value of borrowings as of December 31, 2025 and 2024 was $10,545 million and $9,374 million, respectively, compared to a carrying value (which only includes a reduction for unamortized debt issuance costs and discounts and cumulative basis adjustment) of $10,003 million and $8,951 million, respectively. The fair value of our borrowings includes accrued interest and is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 9, “Borrowings” and Note 18, “Supplemental Financial Information” for further information.

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

	For the years ended December 31
	2025	2024	2023
Balance at beginning of period	$168	$192	$193
Current-year provisions	208	202	216
Expenditures	(214)	(220)	(218)
Foreign currency exchange and other	6	(6)	1
Balance at end of period	$169	$168	$192

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

Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. Service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia (the “District Court”) against a number of pharmaceutical and medical device companies, including GE HealthCare and certain affiliates, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint seeks monetary relief and alleges that the defendants provided funding for an Iraqi terrorist organization through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of the plaintiffs’ claims. In January 2022, a panel of the U.S. Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In February 2022, the defendants requested review of the decision by all of the judges on the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”). In February 2023, the D.C. Circuit denied this request. In June 2023, defendants petitioned the Supreme Court to review the D.C. Circuit’s decision. On June 24, 2024, the Supreme Court vacated the D.C. Circuit’s decision and remanded the case to the D.C. Circuit for further consideration. On January 23, 2026, the D.C. Circuit reversed the District Court’s decision to dismiss the complaint and remanded the case for further proceedings.

ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS.

Our environmental remediation liabilities, which are measured on an undiscounted basis, were $15 million and $16 million as of December 31, 2025 and 2024, respectively, and are recognized within All other current liabilities and All other non-current liabilities in the Consolidated Statements of Financial Position.

Our asset retirement obligations were $409 million and $292 million as of December 31, 2025 and 2024, respectively, and are recognized within All other current liabilities and All other non-current liabilities in the Consolidated Statements of Financial Position. The increase is primarily driven by $124 million in asset retirement obligations and decommissioning liabilities assumed as part of the NMP acquisition. Refer to Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for further information.

OTHER UNRECOGNIZED CONTRACTUAL OBLIGATIONS.

In the normal course of business, we enter into purchase commitments that are legally binding and specify minimum purchase quantities or spending amounts for items such as inventory, contractual services, and capital expenditures. As of December 31, 2025, these future purchase obligations are as follows.

	2026	2027	2028	2029	2030	Thereafter	Total
Other Unrecognized Contractual Obligations	$468	$188	$171	$155	$77	$89	$1,149

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

Net expenses for restructuring initiatives committed to by management through December 31, 2025 are included in the table below.

	For the years ended December 31
	2025	2024	2023
Employee termination costs	$100	$85	$38
Facility and other exit costs	8	18	3
Asset write-downs	12	17	13
Total restructuring activities – net	$120	$120	$54

These restructuring initiatives are expected to result in additional expenses of approximately $53 million, to be incurred primarily over the next 12 months, substantially related to employee-related termination benefits and asset write-downs. Restructuring expenses (gains) are recognized within Cost of products, Cost of services, or SG&A, as appropriate, in the Consolidated Statements of Income.

Liabilities related to restructuring are recognized within Current compensation and benefits, All other current liabilities, Non-current compensation and benefits, and All other non-current liabilities in the Consolidated Statements of Financial Position. The activity related to our restructuring liabilities follows.

	Employee termination costs	Facility and other exit costs	Total
Balance at December 31, 2023	$43	$25	$68
Charges	85	8	93
Payments and other adjustments	(60)	(15)	(75)
Balance at December 31, 2024	67	18	86
Charges	95	7	102
Payments and other adjustments	(81)	(15)	(96)
Balance at December 31, 2025	$82	$11	$92

NOTE 16. SHARE-BASED COMPENSATION

We grant stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to employees under the 2023 Long-Term Incentive Plan (“LTIP”). The Talent, Culture, and Compensation Committee of the Board of Directors approves grants under the LTIP. Under the LTIP, we are authorized to issue up to approximately 41 million shares. We record compensation expense for awards expected to vest over the vesting period. We estimate forfeitures based on experience and adjust expense to reflect actual forfeitures. When options are exercised, RSUs vest, and PSUs are earned, we issue shares from authorized unissued common stock.

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

The following tables provide the weighted average fair value of options, RSUs, and PSUs granted to employees during the years ended December 31, 2025, 2024, and 2023, and the related weighted average stock option valuation assumptions used in the Black-Scholes model.

Weighted Average Grant Date Fair Value	For the years ended December 31
(In dollars)	2025	2024	2023
Stock options	$30	$32	$25
RSUs	83	89	73
PSUs	85	96	85

Key Assumptions in the Black-Scholes Valuation for Stock Options	For the years ended December 31
	2025	2024	2023
Risk-free rate	4.0%	4.1%	3.6%
Dividend yield	0.16%	0.13%	0.01%
Expected volatility	26.7%	26.2%	26.2%
Expected term (in years)	6.2	6.2	6.2

For awards granted in 2023, 2024, and 2025, the expected volatility was derived from a peer group’s blended historical and implied volatility as GE HealthCare does not have sufficient historical volatility based on the expected term of the underlying options. The expected term of the stock options was determined using the simplified method. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The dividend yield assumption is based on the expected annualized dividend payment at the date of grant.

Stock Option Activity
	Shares (in thousands)	Weighted average exercise price (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding as of January 1, 2025	4,246	$82
Granted	666	85
Exercised/Vested	(606)	61
Forfeited	(208)	79
Expired	(339)	126
Outstanding as of December 31, 2025	3,760	$82	6.0	$28
Exercisable as of December 31, 2025	2,219	$83	4.6	$20
Expected to vest	3,634	$82	5.9	$28

RSU and PSU Activity
	RSUs				PSUs
	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average vesting period (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average vesting period (in years)	Intrinsic value (in millions)
Outstanding as of January 1, 2025	2,860	$78			778	$91
Granted	1,478	83			492	85
Exercised/Vested	(1,484)	75			(72)	70
Forfeited	(313)	81			(122)	89
Expired	—	—			—	—
Outstanding as of December 31, 2025	2,542	$82	2.0	$208	1,076	$88	2.0	$88

Share-based compensation expense is recognized within Cost of products, Cost of services, SG&A, or R&D, as appropriate, in the Consolidated Statements of Income.

Share-based Compensation Expense	For the years ended December 31
	2025	2024	2023
Share-based compensation expense (pre-tax)	$130	$125	$114
Income tax benefits	(24)	(23)	(23)
Share-based compensation expense (after-tax)	$106	$102	$91

Other Share-based Compensation Data	For the years ended December 31
	2025	2024	2023
Cash received from stock options exercised	$37	$33	$34
Intrinsic value of stock options exercised and RSUs/PSUs vested	141	251	106

Unrecognized compensation expense was $159 million as of December 31, 2025 and is expected to be recognized over a weighted-average period of approximately 2.0 years.

NOTE 17. EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (“EPS”) is Net income attributable to GE HealthCare. The denominator of basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, RSUs, and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.

Earnings Per Share	For the years ended December 31
(In millions, except per share amounts)	2025	2024	2023
Numerator:
Net income from continuing operations	$2,154	$2,050	$1,618
Net (income) loss attributable to noncontrolling interests	(70)	(57)	(46)
Net income from continuing operations attributable to GE HealthCare	2,084	1,993	1,572
Deemed preferred stock dividend of redeemable noncontrolling interest	—	—	(183)
Net income from continuing operations attributable to GE HealthCare common stockholders	2,084	1,993	1,389
Income (loss) from discontinued operations, net of taxes	—	—	(4)
Net income attributable to GE HealthCare common stockholders	$2,084	$1,993	$1,385
Denominator:
Basic weighted-average shares outstanding	456	456	455
Dilutive effect of common stock equivalents	1	2	3
Diluted weighted-average shares outstanding	458	459	458
Basic Earnings Per Share:
Continuing operations	$4.56	$4.37	$3.06
Discontinued operations	—	—	(0.01)
Attributable to GE HealthCare common stockholders	4.56	4.37	3.05
Diluted Earnings Per Share:
Continuing operations	$4.55	$4.34	$3.04
Discontinued operations	—	—	(0.01)
Attributable to GE HealthCare common stockholders	4.55	4.34	3.03
Antidilutive securities(1)	3	3	4
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 18. SUPPLEMENTAL FINANCIAL INFORMATION

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.

	As of
	December 31, 2025	December 31, 2024
Cash and cash equivalents(1)	$4,492	$2,874
Short-term restricted cash	20	16
Total Cash, cash equivalents, and restricted cash as presented in the Consolidated Statements of Financial Position	4,512	2,889
Long-term restricted cash(2)	3	3
Total Cash, cash equivalents, and restricted cash as presented in the Consolidated Statements of Cash Flows	$4,515	$2,893
(1) The increase in Cash and cash equivalents was primarily due to proceeds from the issuance of senior unsecured notes by the Company in the fourth quarter of 2025. Refer to Note 9, “Borrowings” for further information.
(2) Long-term restricted cash is recognized within All other non-current assets in the Consolidated Statements of Financial Position.

INVENTORIES.

	As of
	December 31, 2025	December 31, 2024
Raw materials	$1,002	$921
Work in process	95	92
Finished goods	1,137	926
Inventories	$2,234	$1,939

Certain inventory items are long-term in nature and therefore have been recognized within All other non-current assets in the Consolidated Statements of Financial Position and are not reflected in the table above. See the supplemental table “All Other Non-Current Assets” for further information.

PROPERTY, PLANT, AND EQUIPMENT – NET.

	As of
	December 31, 2025	December 31, 2024
Land and improvements	$144	$66
Buildings, structures, and related equipment	2,140	1,943
Machinery and equipment	2,872	2,705
Leasehold improvements and manufacturing plants under construction	574	553
Total property, plant, and equipment, at original cost	5,731	5,267
Accumulated depreciation	(3,049)	(3,080)
Right-of-use operating lease assets, net of amortization(1)	410	364
Property, plant, and equipment – net	$3,092	$2,550
(1) See Note 7, “Leases” for further information.

Depreciation expense related to Property, plant, and equipment – net, exclusive of ROU operating lease assets, was $287 million, $268 million, and $248 million for the years ended December 31, 2025, 2024, and 2023, respectively.

ALL OTHER ASSETS AND ALL OTHER LIABILITIES.

All Other Current Assets	As of
	December 31, 2025	December 31, 2024
Prepaid expenses and deferred costs	$228	$188
Financing receivables – net	95	90
Derivative instruments(1)	169	123
Tax receivables	154	115
Other(2)	81	16
All other current assets	$726	$532
(1) Derivative instruments include the related accrued interest. Refer to Note 13, “Financial Instruments and Fair Value Measurements” for further information.
(2) As of December 31, 2025, Other primarily consists of indemnity assets associated with the NMP acquisition and separation agreements with GE. These amounts were not material as of December 31, 2024.

All Other Non-Current Assets	As of
	December 31, 2025	December 31, 2024
Prepaid pension asset	$742	$657
Equity method and other investments	351	373
Financing receivables – net	190	183
Derivative instruments(1)	88	22
Long-term receivables – net	190	142
Inventories	121	139
Contract and other deferred assets	211	208
Capitalized cloud computing arrangement implementation costs(2)	200	84
Other(3)	112	142
All other non-current assets	$2,205	$1,950
(1) Derivative instruments include the related accrued interest. Refer to Note 13, “Financial Instruments and Fair Value Measurements” for further information.
(2) See the supplemental table “Capitalized Cloud Computing Arrangement Implementation Costs” for further information.
(3) Other primarily consists of indemnity assets associated with separation agreements with GE, and tax receivables.

All Other Current Liabilities	As of
	December 31, 2025	December 31, 2024
Sales allowances and related liabilities	$256	$242
Income and indirect tax liabilities including uncertain tax positions	324	279
Product warranties	169	168
Accrued logistics and utilities	197	163
Operating lease liabilities	134	115
Derivative instruments(1)	47	90
Interest payable on borrowings	100	92
Environmental and asset retirement obligations	11	17
Other(2)	348	386
All other current liabilities	$1,587	$1,552
(1) Derivative instruments include the related accrued interest. Refer to Note 13, “Financial Instruments and Fair Value Measurements” for further information.
(2) Other primarily consists of miscellaneous accrued costs, dividends payable, and contingent consideration liabilities.

All Other Non-Current Liabilities	As of
	December 31, 2025	December 31, 2024
Contract liabilities	$803	$686
Operating lease liabilities	284	270
Environmental and asset retirement obligations(1)	413	291
Income and indirect tax liabilities including uncertain tax positions	156	237
Derivative instruments(2)	160	64
Finance lease obligations	42	40
Sales allowances and related liabilities	23	23
Other(3)	178	184
All other non-current liabilities	$2,061	$1,796
(1) Refer to Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” for further information on the increase in Environmental and asset retirement obligations.
(2) Derivative instruments include the related accrued interest. Refer to Note 13, “Financial Instruments and Fair Value Measurements” for further information.
(3) Other primarily consists of miscellaneous accrued costs, indemnity liabilities associated with separation agreements with GE, and contingent consideration liabilities.

CAPITALIZED CLOUD COMPUTING ARRANGEMENT IMPLEMENTATION COSTS.

	As of
	December 31, 2025	December 31, 2024
Capitalized implementation costs	$249	$114
Accumulated amortization	(49)	(30)
Total Capitalized cloud computing arrangement implementation costs, net	$200	$84

Amortization expense related to capitalized cloud computing arrangement implementation costs was $19 million, $10 million, and $7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

EQUITY METHOD INVESTMENTS.

		Equity method investment balance		Equity method income (loss)
As of December 31	Ownership Percentage	2025	2024	2025	2024	2023
Nihon Medi-Physics Co., Ltd.(1)	50%	$—	$139	$2	$10	$10
Other		28	24	1	(2)	1
Total		$28	$163	$3	$8	$11
(1) In the first quarter of 2025, the Company acquired its remaining interest in NMP. Refer to Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.

As of December 31, 2025 and 2024, the fair value of investments over which we have significant influence and have elected the fair value option was $32 million and $6 million, respectively.

SUPPLY CHAIN FINANCE PROGRAMS.

A rollforward of our outstanding obligations confirmed and paid under the supply chain finance programs, which are included within Accounts payable in the Consolidated Statements of Financial Position, is presented below.

	For the years ended December 31
	2025	2024
Confirmed obligations outstanding at beginning of period	$394	$365
Invoices confirmed during the year	818	886
Confirmed invoices paid during the year	(853)	(855)
Foreign exchange and other	1	(2)
Confirmed obligations outstanding at end of period	$360	$394

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

Activity attributable to redeemable noncontrolling interests is presented below.

	For the years ended December 31
	2025	2024	2023
Balance at beginning of period	$188	$165	$230
Net income attributable to redeemable noncontrolling interests	66	50	41
Redemption value adjustments(1)	—	—	183
Distributions to redeemable noncontrolling interests and other(2)	(45)	(28)	(289)
Balance at end of period	$209	$188	$165
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
(2) In 2023, the redeemable noncontrolling interest holder exercised its option redemption provision and the Company paid a redemption amount of $211 million.

OTHER INCOME (EXPENSE) – NET.

	For the years ended December 31
	2025	2024	2023
Net financing income and investment income (loss)	$41	$(1)	$26
Equity method income (loss)	3	8	11
Change in fair value of assumed obligations	(30)	(32)	(32)
Gain on remeasurement of NMP equity method investment(1)	97	—	—
Other items, net(2)	46	80	81
Total other income (expense) – net	$157	$55	$86
(1) During the year ended December 31, 2025, the Company acquired its remaining interest in NMP. Refer to Note 8, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.
(2) Other items, net primarily consists of a mix of licensing and royalty income, government grants, lease income, change in tax indemnities, and gains and losses related to derivatives. Additionally, for the year ended December 31, 2025 it includes a realization of a gain contingency.

NOTE 19. RELATED PARTIES AND TRANSITION SERVICES AGREEMENT

On January 3, 2023, GE completed the Spin-Off of GE HealthCare through a distribution of approximately 80.1% of the Company’s outstanding common stock to holders of record of GE’s common stock as of the close of business on December 16, 2022 (the “Distribution”). On April 2, 2024, GE completed the separation of its GE Vernova business into an independent publicly traded company. As of December 31, 2024, GE had sold the rest of its remaining ownership of the Company’s outstanding common stock. Following the share sell-down, GE continues to be considered a related party due to board member affiliation.

In connection with the Spin-Off, certain adjustments were recorded to reflect transfers from GE, the draw-down of the Term Loan Facility, and settlement of Spin-Off transactions with GE, which resulted in the net reduction in Total equity of $2,849 million for the year ended December 31, 2023. These items substantially consisted of the transfer of certain pension plan liabilities and assets, certain deferred income taxes, deferred compensation liabilities, and employee termination obligations.

Also in connection with the Spin-Off, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and GE.

•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and GE following the Distribution, including procedures with respect to claims subject to indemnification and related matters.
•Transition Services Agreement – governed all matters relating to the provision of shared services between the Company and GE on a transitional basis. The services the Company received included support for information technology, human resources, supply chain, finance, and facilities services, among others. The services generally commenced on the date of the Spin-Off and terminated in the 24 months following the Distribution Date depending upon the related transitional service. Net costs incurred were not significant for the year ended December 31, 2025, and we incurred $172 million, net, and $372 million, net, for the years ended December 31, 2024 and 2023, respectively, under this agreement. These amounts represent fees charged from GE and GE Vernova to the Company, the majority of which are related to information technology, and are net of fees charged from the Company to GE and GE Vernova for facilities and other shared services.
•Tax Matters Agreement – governs the respective rights, responsibilities, and obligations between the Company and GE with respect to all tax matters (excluding employee-related taxes covered under the Employee Matters Agreement), in addition to certain restrictions which generally prohibited us from taking or failing to take any action in the two-year period following the Distribution that would have prevented the Distribution from qualifying as tax-free for U.S. federal income tax purposes, including limitations on our ability to pursue certain strategic transactions. The Tax Matters Agreement specifies the portion of tax liability, including certain pre-Spin-Off tax obligations attributable to the Company that may result from audit or other tax proceedings, for which the Company will bear contractual responsibility, and the Company and GE each agree to indemnify each other against any amounts for which such indemnified party is not responsible. The resolution of pre-Spin-Off tax obligations may result in changes to our unrecognized tax benefits and indemnity obligations.

NOTE 20. SUBSEQUENT EVENTS

On January 2, 2026, we repaid $500 million of the remaining Term Loan Facility upon maturity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated the effectiveness of the internal control over financial reporting, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that they were effective as of December 31, 2025. All internal control systems have inherent limitations; as such, they may not prevent or detect all misstatements or fraud. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statements preparation and reporting. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that the current control structure may become inadequate for changes in conditions or the degree of compliance with the policies may deteriorate.

The effectiveness of such controls has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item, with the exception of “Information About Our Executive Officers” and “Ethics and Governance” located under Item 1, “Business” of this Annual Report on Form 10-K, is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

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

4.4
Third Supplemental Indenture, dated as of June 9, 2025, between the Registrant and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025).

4.5
Fourth Supplemental Indenture, dated as of December 15, 2025, between the Registrant and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2025).

4.6	Description of Securities (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2023).
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

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10 filed with the SEC on October 11, 2022).
10.4
Credit Agreement, dated as of March 27, 2025, by and among the Registrant, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 31, 2025).

10.5
364-Day Credit Agreement, dated as of March 27, 2025, by and among the Registrant, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 31, 2025).

10.6
Credit Agreement, dated as of December 12, 2025, among the Registrant, as the borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 15, 2025).

10.7*	GE HealthCare 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2022).

10.8*	GE HealthCare Mirror 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2022).
10.9*	GE HealthCare Mirror 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2022).
10.10*	GE HealthCare Mirror 1990 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2022).
10.11*	Offer Letter with Peter J. Arduini, dated June 15, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.12*	Amended Offer Letter with Peter J. Arduini, dated November 16, 2022 (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 2 to Form 10 filed with the SEC on November 18, 2022).
10.13*	Offer Letter with Frank R. Jimenez, dated February 4, 2022 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
10.14*	Offer Letter with James K. Saccaro, dated May 4, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 25, 2023).†
10.15*	Offer Letter with Taha Kass-Hout, dated September 9, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).
10.16*	Employment contract with Roland Rott, dated as of June 30, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025).†
10.17*	GE HealthCare Annual Executive Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.18*	GE HealthCare Restoration Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 7, 2022).
10.19*	One GE HealthCare Annual Bonus Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.20*
GE HealthCare US Severance and Change in Control Plan for CEO and Leadership Team (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 25, 2023).

10.21*	GE HealthCare Non-Employee Director Compensation and Benefits Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
10.22*	2023 GE HealthCare Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2023).
10.23*	2023 GE HealthCare Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2023).
10.24*	2023 GE HealthCare Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2023).
10.25*	2023 Global Addendum (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2023).
10.26*	2024 GE HealthCare Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).
10.27*	2024 GE HealthCare Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).
10.28*	2024 GE HealthCare Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).
10.29*	2024 Global Addendum (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).
10.30*	2025 GE HealthCare Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025).
10.31*	2025 GE HealthCare Stock Option Grant Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025).
10.32*	2025 GE HealthCare Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025).
10.33*	2025 GE HealthCare New Hire Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025).
10.34*	2025 Global Addendum (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025).
10.35*	GE HealthCare Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).

10.36*	GE HealthCare Director Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2023).
19.1	GE HealthCare Technologies Inc. Securities Trading Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
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
101
The following materials from GE HealthCare Technologies Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023; (2) Consolidated Statements of Comprehensive Income (Loss) for years ended December 31, 2025, 2024, and 2023; (3) Consolidated Statements of Financial Position as of December 31, 2025 and 2024; (4) Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024, and 2023; (5) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and (6) Notes to the Consolidated Financial Statements.

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

GE HealthCare Technologies Inc.
(Registrant)

February 4, 2026	/s/ James K. Saccaro
Date	James K. Saccaro, Vice President & Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 4, 2026.

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