Form 10-Q
period 2026-03-31
GE HealthCare Technologies Inc.
filed 2026-04-29
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 454,891,786 shares of common stock with a par value of $0.01 per share outstanding as of April 22, 2026.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business, financial performance, financial condition, and results of operations, including revenue, revenue growth, profit, taxes, earnings per share, and cash flows; changes to our business, operating, and leadership structure and related impacts; the impacts of macroeconomic and market conditions, including the impact of tariffs and other trade restrictions, and volatility on our business, operations, financial results, and financial position and on supply chains and the world economy; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management; the impacts on our business of international conflicts, including the Russia and Ukraine conflict and conflicts in the Middle East; share repurchases; risks related to foreign currency exchange, interest rates, and commodity and key material price volatility and availability; demand in the global markets in which we operate; and our strategy, innovation, and acquisitions and investments. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; global geopolitical and economic instability, including as a result of changes in trade and tariff policy, and international conflicts and tensions, including between Ukraine and Russia, in the Middle East, and in other regions; public health crises, epidemics, and pandemics, and their effects on our business; changes in or elimination of government subsidies, and changes in third-party and government reimbursement processes, rates, and contractual relationships, including related to government shutdowns, and changes in the mix of public and private payers; demand for our products, services, or solutions and factors that affect that demand; developments in the market in China; our ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; our ability to successfully complete strategic transactions; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; the impacts related to our increasing focus on and investment in cloud, edge computing, artificial intelligence (“AI”), and software offerings; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; the impact of potential information technology, cybersecurity, or data security breaches; maintenance and protection of our intellectual property rights, as well as maintenance of successful research and development efforts with respect to commercially successful products and technologies; our ability to attract and/or retain key talent and qualified employees; increasing attention to sustainability matters; compliance with the various legal, regulatory, tax, privacy, and other laws to which we are subject, such as the Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws globally, and related changes, claims, inquiries, investigations, or actions; the impact of potential product liability claims or potential litigation, arbitration, or similar proceedings; and our level of indebtedness and the impact of complying with the covenants and other terms of our debt instruments on our business. Please also see Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income (Unaudited)
	For the three months ended March 31
(In millions, except per share amounts)	2026	2025
Sales of products	$3,345	$3,117
Sales of services	1,786	1,660
Total revenues	5,131	4,777
Cost of products	2,283	1,963
Cost of services	871	802
Gross profit	1,977	2,012
Selling, general, and administrative	1,117	1,040
Research and development	345	344
Total operating expenses	1,462	1,383
Operating income	515	629
Interest and other financial charges – net	96	110
Non-operating benefit (income) costs	(51)	(74)
Other (income) expense – net	(36)	(99)
Income before income taxes	505	692
Benefit (provision) for income taxes	(94)	(104)
Net income	411	588
Net (income) loss attributable to noncontrolling interests	(22)	(24)
Net income attributable to GE HealthCare	$389	$564

Earnings per share attributable to GE HealthCare:
Basic	$0.85	$1.23
Diluted	0.85	1.23
Weighted-average number of shares outstanding:
Basic	456	457
Diluted	457	459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	For the three months ended March 31
(In millions)	2026	2025
Net income attributable to GE HealthCare	$389	$564
Net income (loss) attributable to noncontrolling interests	22	24
Net income	411	588
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	(26)	257
Pension and Other Postretirement Plans – net of taxes	(10)	(69)
Cash flow hedges – net of taxes	17	(8)
Other comprehensive income (loss)	(19)	180
Comprehensive income (loss)	392	768
Less: Comprehensive income (loss) attributable to noncontrolling interests	13	24
Comprehensive income attributable to GE HealthCare	$379	$744

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
	As of
(In millions, except share and per share amounts)	March 31, 2026	December 31, 2025
Cash, cash equivalents, and restricted cash	$2,285	$4,512
Receivables – net of allowances of $100 and $103	3,786	3,955
Inventories	2,353	2,234
Contract and other deferred assets	1,159	1,073
All other current assets	842	726
Current assets	10,426	12,501
Property, plant, and equipment – net	3,095	3,092
Goodwill	15,060	13,489
Other intangible assets – net	1,908	1,130
Deferred income taxes	4,383	4,491
All other non-current assets	2,254	2,205
Total assets	$37,125	$36,906
Short-term borrowings	$7	$508
Accounts payable	3,410	3,250
Contract liabilities	2,153	2,095
Current compensation and benefits	1,418	1,666
All other current liabilities	1,542	1,587
Current liabilities	8,529	9,105
Long-term borrowings	10,127	9,495
Non-current compensation and benefits	5,300	5,453
Deferred income taxes	256	193
All other non-current liabilities	2,015	2,061
Total liabilities	26,227	26,307
Commitments and contingencies
Redeemable noncontrolling interests	218	209
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 459,398,178 shares issued as of March 31, 2026; 458,844,209 shares issued as of December 31, 2025	5	5
Treasury stock, at cost, 4,509,195 shares as of March 31, 2026 and 3,107,626 shares as of December 31, 2025	(325)	(225)
Additional paid-in capital	6,733	6,707
Retained earnings	5,654	5,281
Accumulated other comprehensive income (loss) – net	(1,398)	(1,388)
Total equity attributable to GE HealthCare	10,668	10,379
Noncontrolling interests	12	11
Total equity	10,680	10,390
Total liabilities, redeemable noncontrolling interests, and equity	$37,125	$36,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2025	459	$5	3	$(225)	$6,707	$5,281	$(1,388)	$11	$10,390
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	—	—	(9)	—	—	—	(9)
Repurchase of common stock	—	—	1	(100)	—	—	—	—	(100)
Net income attributable to GE HealthCare	—	—	—	—	—	389	—	—	389
Dividends declared ($0.035 per common share)	—	—	—	—	—	(16)	—	—	(16)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	(10)	—	(10)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Share-based compensation	—	—	—	—	35	—	—	—	35
Balances as of March 31, 2026	459	$5	5	$(325)	$6,733	$5,654	$(1,398)	$12	$10,680

	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2024	457	$5	—	$(25)	$6,583	$3,262	$(1,379)	$18	$8,464
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	—	—	(9)	—	—	—	(9)
Net income attributable to GE HealthCare	—	—	—	—	—	564	—	—	564
Dividends declared ($0.035 per common share)	—	—	—	—	—	(16)	—	—	(16)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	180	—	180
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Share-based compensation	—	—	—	—	22	—	—	—	22
Balances as of March 31, 2025	458	$5	—	$(25)	$6,597	$3,810	$(1,199)	$20	$9,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the three months ended March 31
(In millions)	2026	2025
Net income	$411	$588
Adjustments to reconcile Net income to Cash from (used for) operating activities:
Depreciation of property, plant, and equipment	78	66
Amortization of intangible assets	75	70
Gain on remeasurement of Nihon Medi-Physics equity method investment	—	(97)
Net periodic postretirement benefit plan (income) expense	(47)	(70)
Postretirement plan contributions	(97)	(98)
Share-based compensation	35	22
Provision for income taxes	94	104
Cash paid during the year for income taxes	(92)	(91)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	141	81
Inventories	(171)	(154)
Contract and other deferred assets	(46)	52
Accounts payable	221	146
Contract liabilities	35	(68)
Current compensation and benefits	(250)	(200)
All other operating activities – net	(99)	(101)
Cash from (used for) operating activities	290	250
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(178)	(152)
Purchases of businesses, net of cash acquired	(2,297)	(269)
Purchases of investments	(13)	(20)
All other investing activities – net	(13)	34
Cash from (used for) investing activities	(2,500)	(407)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1)	1
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	1,152	—
Repayments and other reductions (maturities longer than 90 days)	(1,003)	(257)
Dividends paid to stockholders	(16)	(16)
Repurchase of common stock	(100)	—
Proceeds from stock issued under employee benefit plans	10	20
Taxes paid related to net share settlement of equity awards	(19)	(28)
All other financing activities – net	(2)	(6)
Cash from (used for) financing activities	21	(286)
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	(37)	27
Increase (decrease) in cash, cash equivalents, and restricted cash	(2,227)	(416)
Cash, cash equivalents, and restricted cash at beginning of year	4,515	2,893
Cash, cash equivalents, and restricted cash at end of period	$2,288	$2,476

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(87)	$(78)
Non-cash investing activities
Acquired but unpaid property, plant, and equipment	$86	$86
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

GE HealthCare Technologies Inc. is a leading global healthcare solutions provider of advanced medical technology, pharmaceutical diagnostics, and AI, cloud and software solutions.

The condensed consolidated financial statements (the “financial statements”) of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Operating results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The December 31, 2025 period presented on the Condensed Consolidated Statement of Financial Position was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Tables throughout this document are presented in millions of U.S. dollars unless otherwise stated and certain columns and rows may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts.

The financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

	As of
	March 31, 2026	December 31, 2025
Contract assets	$715	$645
Other deferred assets	444	428
Contract and other deferred assets	1,159	1,073
Non-current contract assets(1)	84	91
Non-current other deferred assets(1)	122	120
Total contract and other deferred assets	$1,364	$1,285
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

	As of
	March 31, 2026	December 31, 2025
Contract liabilities	$2,153	$2,095
Non-current contract liabilities(1)	819	803
Total contract liabilities	$2,972	$2,899
(1)Non-current contract liabilities are recognized within All other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $783 million and $752 million for the three months ended March 31, 2026 and 2025, respectively.

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

	As of
	March 31, 2026	December 31, 2025
Products	$5,140	$5,001
Services	10,688	10,728
Total RPO	$15,828	$15,729

We expect to recognize substantially all of the revenue for our product-related RPO within two years and services-related RPO within five years.

NOTE 3. SEGMENT INFORMATION

As of March 31, 2026, GE HealthCare’s operations are organized and managed through four reportable segments: Imaging, Advanced Visualization Solutions (“AVS”), Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”). These segments have been identified based on the nature of the products sold and how the Company manages its operations. We have not aggregated any of our operating segments to form reportable segments. A description of our reportable segments has been provided in Item 1, “Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Total Revenues by Segment	For the three months ended March 31
	2026	2025
Total Imaging	$2,299	$2,140
AVS:
Procedural Guidance	719	641
Specialized Ultrasound	622	598
Total AVS	1,341	1,239
PCS:
Monitoring Solutions	519	556
Life Support Solutions	185	197
Total PCS	704	753
Total PDx	770	632
Other(1)	18	13
Total revenues	$5,131	$4,777
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services (“HFS”) which does not meet the definition of an operating segment.

Significant Expenses by Segment	For the three months ended March 31
	2026	2025
Imaging:
Cost of sales	$1,542	$1,353
Other segment items(1)	577	588
Total Imaging	$2,119	$1,941
AVS:
Cost of sales	$662	$598
Other segment items(1)	380	380
Total AVS	$1,042	$978
PCS:
Cost of sales	$481	$481
Other segment items(1)	213	224
Total PCS	$694	$705
PDx:
Cost of sales	$406	$294
Other segment items(1)	167	133
Total PDx	$573	$428
(1) Other segment items for each segment includes selling, general, administrative, research, and development related expenses, as well as other segment income and expenses.

Segment EBIT	For the three months ended March 31
	2026	2025
Segment EBIT
Imaging	$180	$199
AVS	299	261
PCS	10	48
PDx	197	205
Other(1)	5	2
	691	715
Restructuring costs	(49)	(22)
Acquisition and disposition-related benefits (charges)	(35)	(8)
Gain (loss) on business and asset dispositions	—	10
Spin-Off and separation costs	(2)	(24)
Amortization of acquisition-related intangible assets	(47)	(35)
Investment revaluation gain (loss)	(8)	92
Interest and other financial charges – net	(96)	(110)
Non-operating benefit income (costs)	51	74
Income before income taxes	$505	$692
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

Depreciation and Amortization by Segment	For the three months ended March 31
	2026	2025
Imaging	$54	$57
AVS	18	18
PCS	13	13
PDx	20	12

The Company does not report total assets by segment as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

NOTE 4. RECEIVABLES

Current Receivables	As of
	March 31, 2026	December 31, 2025
Current customer receivables(1)	$3,465	$3,719
Non-income based tax receivables	174	159
Other sundry receivables	247	180
Current sundry receivables	421	339
Allowance for credit losses	(100)	(103)
Total current receivables – net	$3,786	$3,955
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to Current customer receivables. Balances related to chargebacks were $87 million and $148 million as of March 31, 2026 and December 31, 2025, respectively. The decrease in chargebacks is primarily due to lower wholesaler product levels.

Long-Term Receivables	As of
	March 31, 2026	December 31, 2025
Long-term customer receivables	$78	$73
Non-income based tax receivables	25	24
Other sundry receivables	91	100
Long-term sundry receivables	116	124
Allowance for credit losses	(7)	(7)
Total long-term receivables – net	$187	$190

Long-term receivables are recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

NOTE 5. FINANCING RECEIVABLES

Current financing receivables and non-current financing receivables are recognized within All other current assets and All other non-current assets, respectively, in the Condensed Consolidated Statements of Financial Position.

	As of
	March 31, 2026	December 31, 2025
Loans receivable, at amortized cost	$20	$21
Investment in finance leases, net of deferred income	74	76
Allowance for credit losses	(2)	(2)
Current financing receivables – net	$92	$95

Loans receivable, at amortized cost	$42	$44
Investment in finance leases, net of deferred income	148	149
Allowance for credit losses	(3)	(3)
Non-current financing receivables – net	$187	$190

As of March 31, 2026 and December 31, 2025, 1%, 1%, and 1% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 6. OPERATING LEASES

As a lessee, the Company leases certain logistics, office, and manufacturing facilities, as well as vehicles and other equipment. Certain of the Company’s leases may include options to extend. Our operating lease right-of-use (“ROU”) assets are recognized within Property, plant, and equipment – net and our operating lease liabilities are recognized within All other current liabilities and All other non-current liabilities, in the Condensed Consolidated Statements of Financial Position, as detailed below.

Operating Lease Assets and Liabilities	As of
	March 31, 2026	December 31, 2025
Operating lease ROU assets, net of amortization	$396	$410
Current operating lease liabilities	132	134
Non-current operating lease liabilities	270	284
Total operating lease liabilities	$402	$419

The total lease expense related to our operating lease portfolio was $63 million and $62 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 7. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

ACQUISITIONS.

Intelerad
On March 18, 2026, the Company acquired 100% of the stock of Intelerad for approximately $2,297 million in cash, net of cash acquired. The purchase was funded by the proceeds of senior unsecured notes issued in the fourth quarter of 2025, together with new borrowings under a delayed draw term loan facility and cash on hand. See Note 8, “Borrowings” for additional information on the borrowings. Intelerad is included in the Company’s Imaging segment.

Intelerad is a leading medical imaging software and digital enterprise workflow solutions company with a significant presence in outpatient ambulatory care settings, which the Company believes complements our strength in hospital-based imaging.

The preliminary fair values of the assets and liabilities assumed in connection with the acquisition of Intelerad are as follows.

Preliminary allocation
Receivables	$30
Contract assets	33
Property, plant, and equipment	9
Goodwill	1,584
Other intangible assets	833
All other current and non-current assets	13
Accounts payable	(11)
Contract liabilities	(40)
Other current liabilities	(26)
Deferred income taxes	(56)
All other non-current liabilities(1)	(72)
Total net assets post acquisition	$2,297
(1) All other non-current liabilities primarily includes tax reserves.

The initial allocation of the purchase price for the Intelerad acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed, as presented in the table above, is based on the Company’s preliminary estimates of fair value. As of March 31, 2026, the valuation of the assets acquired and liabilities assumed is not yet finalized. The preliminary purchase price allocation required estimates and assumptions, including, but not limited to, estimates of future cash flows, direct costs, and appropriate discount rates. Accordingly, the preliminary allocation is subject to revision as additional information becomes available and as further analyses are completed. The items subject to adjustment primarily relate to contract assets, intangible assets, and deferred income taxes. The Company’s management believes the preliminary amounts recognized for the assets acquired and liabilities assumed are based on reasonable estimates and assumptions.

Other intangibles relate to $833 million of definite-lived intangible assets, primarily consisting of developed technology, customer relationships, and trade names. The acquired definite-lived intangibles are being amortized over a weighted-average estimated useful life of approximately 12 years. The estimated fair value of intangibles was determined using the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of cash flows an asset would generate over its useful life.
Goodwill recognized in connection with the Intelerad acquisition, recorded within the Imaging segment, is not deductible for income tax purposes. The goodwill primarily reflects expected synergies and other strategic benefits associated with the integration of Intelerad’s technology into the Company’s market offerings and imaging technologies.

Deferred income tax liabilities include the expected U.S. federal, state, and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax basis.

Our unaudited supplemental pro forma consolidated financial information for the three months ended March 31, 2026 and 2025, including the results of operations for Intelerad as if the Intelerad acquisition had been completed on January 1, 2025, is as follows.

	For the three months ended March 31
	2026	2025
Total revenues	$5,185	$4,834
Net income attributable to GE HealthCare	404	521

The unaudited supplemental pro forma consolidated financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Intelerad. In order to reflect the occurrence of the acquisition on January 1, 2025, the unaudited supplemental pro forma financial information includes adjustments to reflect the following: (i) incremental amortization expense based on the current preliminary fair values of the identifiable intangible assets; (ii) the additional interest expense associated with the issuance of debt to finance the acquisition; and (iii) the reclassification of transaction and other acquisition-related costs incurred during the three months ended March 31, 2026, to the three months ended March 31, 2025. The unaudited supplemental pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2025. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.
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
The fair values of the assets and liabilities assumed in connection with the acquisition of NMP, which were finalized in the first quarter of 2026 without material adjustment, are as follows.

Purchase price allocation
Receivables	$53
Inventories	9
All other current assets(1)	35
Property, plant, and equipment	239
Goodwill	221
Other intangible assets	235
All other non-current assets	39
Deferred income taxes	(80)
All other non-current liabilities	(145)
Other(2)	(29)
Total net assets post acquisition	$577
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

Other intangibles relate to $235 million of definite-lived intangible assets, primarily consisting of developed product market authorization rights and customer relationships. The acquired definite-lived intangibles are being amortized over a weighted-average estimated useful life of approximately 13 years. The estimated fair value of intangibles was determined using the income approach.

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

Deferred income tax liabilities include the expected U.S. federal, state, and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax basis.

If the acquisition of NMP had taken place as of the beginning of 2024, consolidated revenues and earnings would not have been significantly different than reported amounts.

GOODWILL.

	Imaging	AVS	PCS	PDx	Total
Balance at December 31, 2025	$3,682	$5,020	$2,041	$2,745	$13,489
Acquisitions(1)	1,584	—	—	—	1,584
Foreign currency exchange and other	(6)	(3)	(1)	(3)	(14)
Balance at March 31, 2026	$5,261	$5,017	$2,040	$2,742	$15,060
(1) Includes the purchase of Intelerad recorded within our Imaging segment, as described above.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. We did not identify any reporting units that required an interim impairment test since the last annual impairment testing date.

OTHER INTANGIBLE ASSETS.

	As of March 31, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived assets
Customer-related	$393	$(48)	$345	$279	$(43)	$236
Patents and technology	3,355	(2,162)	1,193	2,698	(2,128)	570
Capitalized software	1,726	(1,496)	231	1,703	(1,470)	233
Trademarks and other	97	(32)	65	47	(31)	15
Total definite-lived assets	5,571	(3,738)	1,833	4,727	(3,672)	1,055
Indefinite-lived assets(1)	75	—	75	75	—	75
Total other intangible assets	$5,646	$(3,738)	$1,908	$4,802	$(3,672)	$1,130
(1) Indefinite-lived intangible assets relate to acquired in-process research and development prior to project completion and are not amortized.

Amortization expense was $75 million and $70 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 8. BORROWINGS

The Company’s borrowings include the senior unsecured notes and credit agreements detailed below.

Senior Unsecured Notes
As of March 31, 2026, the Company’s borrowings include $9,500 million aggregate principal amount of senior unsecured notes in nine series with maturity dates ranging from 2027 through 2052 (collectively, the “Notes”).

Credit Facilities
In the first quarter of 2026, the Company terminated its existing $500 million 364-day senior unsecured revolving credit facility. It was replaced with a new 364-day senior unsecured revolving credit facility in an aggregate committed amount of $500 million. The terms of the new facility are substantially similar to those of the terminated facility.
The Company has credit agreements providing for:
•a five-year senior unsecured revolving credit facility in an aggregate committed amount of $3,000 million, maturing on March 27, 2030;
•a 364-day senior unsecured revolving credit facility in an aggregate committed amount of $500 million, maturing on February 25, 2027; and
•a three-year senior unsecured delayed draw term loan credit facility in an aggregate principal amount of $650 million, maturing on March 16, 2029 (the “Delayed Draw Term Loan Facility” and, together with the five-year senior unsecured revolving credit facility and the 364-day senior unsecured revolving credit facility, the “Credit Facilities”).
In the first quarter of 2026, in connection with the acquisition of Intelerad, the Company borrowed $500 million under the 364-day senior unsecured revolving credit facility and subsequently completed a $650 million drawdown of the Delayed Draw Term Loan Facility, which had aggregate lender commitments of $750 million. The $100 million of unused lender commitments for the Delayed Draw Term Loan Facility automatically terminated upon completion of the drawdown. Immediately following the acquisition, the Company repaid $500 million under the 364-day senior unsecured revolving credit facility. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for more information on our Intelerad acquisition.
There were no outstanding amounts under the five-year senior unsecured revolving credit facility or the 364-day senior unsecured revolving credit facility as of March 31, 2026 and December 31, 2025, respectively.

Borrowings Composition	As of
	March 31, 2026	December 31, 2025
5.650% senior notes due November 15, 2027	$1,750	$1,750
4.150% senior notes due December 15, 2028	600	600
4.800% senior notes due August 14, 2029	1,000	1,000
5.857% senior notes due March 15, 2030	1,250	1,250
4.800% senior notes due January 15, 2031	650	650
5.905% senior notes due November 22, 2032	1,750	1,750
5.500% senior notes due June 15, 2035	850	850
4.950% senior notes due December 15, 2035	650	650
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Delayed Draw Term Loan Facility due March 16, 2029	650	—
Floating rate Term Loan Facility due January 2, 2026(1)	—	500
Other	22	24
Total principal debt issued	10,172	10,024
Less: Unamortized debt issuance costs and discounts	47	49
Add: Cumulative basis adjustment for fair value hedges	9	27
Total borrowings	10,134	10,003
Less: Short-term borrowings(2)	7	508
Long-term borrowings	$10,127	$9,495
(1) In the first quarter of 2026, the Company repaid $500 million of the remaining Term Loan Facility upon maturity.
(2) Short-term borrowings as of March 31, 2026 and December 31, 2025 includes $2 million and $502 million, respectively, related to the current portion of our long-term borrowings, net of unamortized debt issuance costs and discounts.

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of March 31, 2026 and December 31, 2025, the Company had bank guarantees and surety bonds of approximately $1,161 million and $1,149 million, respectively, related to certain commercial contracts. Additionally, we have issued approximately $20 million and $22 million of guarantees as of March 31, 2026 and December 31, 2025, respectively, primarily related to residual value and credit guarantees on equipment sold to third-party finance companies. Our Condensed Consolidated Statements of Financial Position reflect a liability of $3 million as of both March 31, 2026 and December 31, 2025, related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost.

NOTE 9. POSTRETIREMENT BENEFIT PLANS

We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories: U.S. Plans, International Plans, and Other Postretirement Plans (“OPEB Plans”). Refer to Note 10, “Postretirement Benefit Plans” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information. Pension plans with pension assets or obligations less than $50 million are not included in the results below.

Components of Expense (Income)	U.S. Plans		International Plans		OPEB Plans
For the three months ended March 31,	2026	2025	2026	2025	2026	2025
Service cost – Operating	$1	$1	$5	$5	$1	$1
Interest cost	241	249	40	36	11	13
Expected return on plan assets	(275)	(287)	(41)	(36)	—	—
Amortization of net loss (gain)	—	(20)	6	5	(14)	(15)
Amortization of prior service cost (credit)	(3)	(3)	(1)	(1)	(18)	(20)
Special termination cost	—	1	—	—	—	—
Non-operating	$(37)	$(60)	$4	$4	$(21)	$(21)
Net periodic expense (income)	$(36)	$(59)	$9	$9	$(20)	$(20)

In the three months ended March 31, 2026, the Company made cash payments totaling $45 million to its U.S. Plans, $10 million to its International Plans, and $42 million to its OPEB Plans. As of March 31, 2026, the Company expects to make total cash contributions of approximately $350 million to these plans in 2026. The Company funds annually, at a minimum, the statutorily required minimum amount for our qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand.

Defined Contribution Plan
GE HealthCare sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan were $48 million and $45 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 10. INCOME TAXES
Our effective income tax rate was 18.6% and 15.0% for the three months ended March 31, 2026 and 2025, respectively. The tax rate for the three months ended March 31, 2026 is lower than the U.S. statutory rate primarily due to the use of tax attributes, and foreign-derived deduction eligible income and research and development (“R&D”) benefits, partially offset by geographic earnings mix, withholding taxes, and state taxes.
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

NOTE 11. SHAREHOLDERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET.

Changes in AOCI by component were as follows.

	For the three months ended March 31, 2026
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2025	$(1,548)	$158	$3	$(1,388)
Other comprehensive income (loss) before reclassifications – net of taxes of $(25), $(3), and $(6)	(26)	12	23	10
Reclassifications from AOCI – net of taxes(2) of $—, $7, and $—	—	(22)	(6)	(29)
Other comprehensive income (loss)	(26)	(10)	17	(19)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(9)	—	—	(9)
March 31, 2026	$(1,566)	$147	$20	$(1,398)

	For the three months ended March 31, 2025
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2024	$(1,973)	$576	$18	$(1,379)
Other comprehensive income (loss) before reclassifications – net of taxes of $15, $5, and $3	194	(20)	(11)	163
Reclassifications from AOCI – net of taxes(2)(3) of $—, $16, and $—	63	(49)	3	17
Other comprehensive income (loss)	257	(69)	(8)	180
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
March 31, 2025	$(1,717)	$507	$10	$(1,199)
(1) The amount of Currency translation adjustments recognized in Other comprehensive income (loss) (“OCI”) included net gains (losses) relating to net investment hedges, as further discussed in Note 12, “Financial Instruments and Fair Value Measurements.”
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

SHARE REPURCHASES.

On April 30, 2025, our Board of Directors authorized a share repurchase program (the “repurchase program”) for up to $1,000 million of our common stock. The repurchase program does not have an expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company's discretion. During the quarter ended March 31, 2026, we repurchased 1.4 million shares under the repurchase program for total consideration of approximately $100 million. As of March 31, 2026, we had $700 million available under the repurchase program authorization.

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

Cash Flow Hedges
For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings and to the same financial statement line item impacted by the hedged transaction. As of March 31, 2026, we expect to reclassify $29 million of pre-tax net deferred gains associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the impact on earnings of the related hedged transactions.

Within the Condensed Consolidated Statements of Cash Flows, cash flows associated with derivatives designated as cash flow hedges are recorded in All other operating activities – net.
Net Investment Hedges
We use cross-currency interest rate swaps and foreign currency forward contracts in combination with foreign currency option contracts to hedge the foreign currency risk associated with our net investment in foreign operations. As of March 31, 2026, these contracts were designated as hedges of our net investment in foreign operations, primarily in Euro and Chinese Renminbi currencies.

Within the Condensed Consolidated Statements of Cash Flows, cash flows associated with derivatives designated as net investment hedges are recorded in All other investing activities – net and cash flows from the periodic interest settlements on the cross-currency swaps are recorded in All other operating activities – net.

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

Within the Condensed Consolidated Statements of Cash Flows, cash flows for the periodic interest settlements on the interest rate swaps are recorded in All other operating activities – net.

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

Within the Condensed Consolidated Statements of Cash Flows, cash flows associated with derivatives not designated but used as economic hedges are recorded, based on the nature of the underlying hedged transaction, in All other operating activities – net and All other investing activities – net, and cash flows related to embedded derivatives are recorded in All other operating activities – net.

The following table presents the gross fair values of our outstanding derivative instruments.

Fair Value of Derivatives	March 31, 2026			December 31, 2025
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency forward contracts	$1,618	$68	$10	$1,508	$52	$23
Derivatives accounted for as cash flow hedges	1,618	68	10	1,508	52	23
Cross-currency swaps	4,026	84	64	4,115	51	135
Foreign currency forward and options contracts	2,570	59	42	2,581	50	37
Derivatives accounted for as net investment hedges	6,596	143	106	6,697	101	172
Interest rate swaps	2,700	11	1	2,700	28	—
Derivatives accounted for as fair value hedges	2,700	11	1	2,700	28	—
Foreign currency forward contracts	5,890	14	23	4,761	20	7
Other derivatives(1)	309	46	2	320	56	5
Derivatives not designated as hedging instruments	6,199	60	26	5,081	76	12
Total derivatives	$17,114	$283	$143	$15,986	$256	$207
(1) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.

The following table presents amounts recorded in Long-term borrowings in the Condensed Consolidated Statements of Financial Position related to cumulative basis adjustment for fair value hedges.

	March 31, 2026		December 31, 2025
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term borrowings designated as fair value hedges	$2,704	$9	$2,722	$27

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

As of March 31, 2026 and December 31, 2025, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $120 million and $107 million, respectively.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the three months ended March 31
	2026	2025
Cash flow hedges	$29	$(14)
Net investment hedges(1)	107	(65)
(1) Amounts recognized in OCI for excluded components for the periods presented were immaterial.

The tables below present the gains (losses) on our derivative financial instruments and hedging activity in the Condensed Consolidated Statements of Income.

Derivative Financial Instruments and Hedging Activity
	For the three months ended March 31, 2026
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$5	$1	$—	$—	$—
Effects of cash flow hedges	5	1	—	—	—
Cross-currency swaps	—	—	—	12	—
Foreign currency forward and options contracts	—	—	—	6	—
Effects of net investment hedges(1)	—	—	—	18	—
Interest rate swaps(2)	—	—	—	(17)	—
Debt basis adjustment on Long-term borrowings	—	—	—	18	—
Effects of fair value hedges	—	—	—	1	—
Foreign currency forward contracts	12	3	—	—	—
Other derivatives(3)	—	—	(3)	—	(7)
Effects of derivatives not designated as hedging instruments	12	3	(3)	—	(7)

	For the three months ended March 31, 2025
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$(2)	$(1)	$—	$—	$—
Effects of cash flow hedges	(2)	(1)	—	—	—
Cross-currency swaps	—	—	—	8	—
Foreign currency forward and option contracts	—	—	—	3	—
Effects of net investment hedges(1)	—	—	—	11	—
Interest rate swaps(2)	—	—	—	57	—
Debt basis adjustment on Long-term borrowings	—	—	—	(61)	—
Effects of fair value hedges	—	—	—	(4)	—
Foreign currency forward contracts	15	4	—	—	(1)
Other derivatives(3)	—	—	(3)	—	(15)
Effects of derivatives not designated as hedging instruments	15	4	(3)	—	(15)
(1) Changes in fair value related to components other than the spot rate are excluded from effectiveness testing for the three months ended March 31, 2026 and 2025.
(2) Amount includes interest income (expense) on interest rate derivatives of $1 million and $(4) million for the three months ended March 31, 2026 and 2025, respectively.
(3) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.
(4) Amounts are inclusive of gains (losses) in Other (income) expense – net in the Condensed Consolidated Statements of Income.

FAIR VALUE MEASUREMENTS.

The following table represents assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
	As of March 31, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$293	$—	$293	$—	$399	$—	$399
Investment securities	52	—	30	82	47	—	30	77
Derivatives	—	283	—	283	—	256	—	256
Liabilities:
Derivatives	—	143	—	143	—	207	—	207
Contingent consideration	—	—	26	26	—	—	30	30

Cash equivalents
As of March 31, 2026 and December 31, 2025, Cash, cash equivalents, and restricted cash of $2,285 million and $4,512 million, respectively, included money market funds of $293 million and $399 million, and other cash equivalents of $1,163 million and $3,046 million, respectively. The carrying values of the other cash equivalents approximates the fair value due to their short maturities and are valued using Level 1 or Level 2 inputs. Refer to Note 16, “Supplemental Financial Information” for further information.

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

Non-recurring fair value measurements
Changes in fair value measurements of assets and liabilities measured at fair value on a non-recurring basis, such as equity method investments, equity investments without readily determinable fair value, financing receivables, and long-lived assets, were not material for the three months ended March 31, 2026 and 2025, with the exception of the gain on fair value measurement of the NMP equity method investment as described in Note 7, “Acquisitions, Goodwill, and Other Intangible Assets.”

Fair value of other financial instruments
The estimated fair value of borrowings as of March 31, 2026 and December 31, 2025 was $10,605 million and $10,545 million, respectively, compared to a carrying value (which only includes a reduction for unamortized debt issuance costs and discounts and cumulative basis adjustment) of $10,134 million and $10,003 million, respectively. The fair value of our borrowings includes accrued interest and is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 8, “Borrowings” and Note 16, “Supplemental Financial Information” for further information.

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

	For the three months ended March 31
	2026	2025
Balance at beginning of period	$169	$168
Current-year provisions	43	59
Expenditures	(50)	(58)
Foreign currency exchange and other	(1)	2
Balance at end of period	$161	$171

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

Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. Service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia (the “District Court”) against a number of pharmaceutical and medical device companies, including GE HealthCare and certain affiliates, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint seeks monetary relief and alleges that the defendants provided funding for an Iraqi terrorist organization through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of the plaintiffs’ claims. In January 2022, a panel of the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) reversed the District Court’s decision. In February 2022, the defendants requested review of the decision by all the judges on the Court of Appeals (an “en banc” review). In February 2023, the Court of Appeals denied this request. In June 2023, defendants petitioned the Supreme Court to review the Court of Appeals’ decision. In June 2024, the Supreme Court vacated the Court of Appeals’ decision and remanded the case to the Court of Appeals for further consideration. In January 2026, the Court of Appeals reversed the District Court’s decision to dismiss the complaint and remanded the case for further proceedings. In April 2026, the Court of Appeals denied defendants’ request for an en banc review of the Court of Appeals’ decision.

INDEMNITIES.

In connection with the Tax Matters Agreement with GE as described in Note 19, “Related Parties and Transition Services Agreement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we have been informed that the Internal Revenue Service (“IRS”) may assert a material amount of additional taxes related to an ongoing IRS audit of the GE consolidated U.S. income tax returns, in which we are included, for the years 2016-2020. Any tax obligations would be allocated among the Company and GE, in accordance with the Tax Matters Agreement. A final resolution of this matter could be time-consuming and is not likely within the next 12 months. An unfavorable resolution of this matter and related allocation of additional tax liability, which is not reasonably estimable at this time, could result in additional material indemnification obligations due to GE for which we have not accrued a liability.

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

Net expenses for restructuring initiatives committed to by management through March 31, 2026 are included in the table below.

	For the three months ended March 31
	2026	2025
Employee termination costs	$44	$21
Facility and other exit costs	3	—
Asset write-downs	2	1
Total restructuring activities – net	$49	$22

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

	Employee termination costs	Facility and other exit costs	Total
Balance at December 31, 2025	$82	$11	$92
Charges	43	1	44
Payments and other adjustments	(21)	(3)	(25)
Balance at March 31, 2026	$103	$8	$111

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

Earnings Per Share	For the three months ended March 31
(In millions, except per share amounts)	2026	2025
Numerator:
Net income	$411	$588
Net (income) loss attributable to noncontrolling interests	(22)	(24)
Net income attributable to GE HealthCare	389	564
Denominator:
Basic weighted-average shares outstanding	456	457
Dilutive effect of common stock equivalents	1	2
Diluted weighted-average shares outstanding	457	459
Basic earnings per share	$0.85	$1.23
Diluted earnings per share	0.85	1.23
Antidilutive securities(1)	3	2
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents(1)	$2,261	$4,492
Short-term restricted cash	24	20
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Financial Position	2,285	4,512
Long-term restricted cash(2)	3	3
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Cash Flows	$2,288	$4,515
(1) The decrease in Cash and cash equivalents was primarily due to the Intelerad acquisition. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for further information.
(2) Long-term restricted cash is recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

INVENTORIES.

	As of
	March 31, 2026	December 31, 2025
Raw materials	$1,080	$1,002
Work in process	104	95
Finished goods	1,170	1,137
Inventories	$2,353	$2,234

Certain inventory items are long-term in nature and therefore have been recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position and are not reflected in the table above. See the supplemental table “All Other Non-Current Assets” for further information.

PROPERTY, PLANT, AND EQUIPMENT – NET.

	As of
	March 31, 2026	December 31, 2025
Land and improvements	$142	$144
Buildings, structures, and related equipment	2,155	2,140
Machinery and equipment	2,814	2,872
Leasehold improvements and manufacturing plants under construction	582	574
Total property, plant, and equipment, at original cost	5,693	5,731
Accumulated depreciation	(2,994)	(3,049)
Operating lease ROU assets, net of amortization	396	410
Property, plant, and equipment – net	$3,095	$3,092

Depreciation expense related to Property, plant, and equipment – net, exclusive of operating lease ROU assets, was $78 million and $66 million for the three months ended March 31, 2026 and 2025, respectively.

ALL OTHER ASSETS AND ALL OTHER LIABILITIES.

All Other Current Assets	As of
	March 31, 2026	December 31, 2025
Prepaid expenses and deferred costs	$320	$228
Financing receivables – net	92	95
Derivative instruments	164	169
Income tax receivables	146	154
Other(1)	120	81
All other current assets	$842	$726
(1) Other primarily consists of indemnity assets associated with the NMP acquisition and separation agreements with GE.

All Other Non-Current Assets	As of
	March 31, 2026	December 31, 2025
Prepaid pension asset	$735	$742
Equity method and other investments	352	351
Financing receivables – net	187	190
Derivative instruments	119	88
Long-term receivables – net	187	190
Inventories	122	121
Contract and other deferred assets	206	211
Capitalized cloud computing arrangement implementation costs(1)	231	200
Other(2)	116	112
All other non-current assets	$2,254	$2,205
(1) See the supplemental table “Capitalized Cloud Computing Arrangement Implementation Costs” for further information.
(2) Other primarily consists of indemnity assets associated with separation agreements with GE and income tax receivables.

All Other Current Liabilities	As of
	March 31, 2026	December 31, 2025
Sales allowances and related liabilities	$225	$256
Income and indirect tax liabilities including uncertain tax positions	251	324
Product warranties	161	169
Accrued logistics and utilities	183	197
Operating lease liabilities	132	134
Derivative instruments	54	47
Interest payable on borrowings	146	100
Environmental and asset retirement obligations	10	11
Other(1)	379	348
All other current liabilities	$1,542	$1,587
(1) Other primarily consists of miscellaneous accrued costs, dividends payable, and contingent consideration liabilities.

All Other Non-Current Liabilities	As of
	March 31, 2026	December 31, 2025
Contract liabilities	$819	$803
Operating lease liabilities	270	284
Environmental and asset retirement obligations	409	413
Income and indirect tax liabilities including uncertain tax positions	213	156
Derivative instruments	89	160
Finance lease obligations	41	42
Sales allowances and related liabilities	25	23
Other(1)	150	178
All other non-current liabilities	$2,015	$2,061
(1) Other primarily consists of miscellaneous accrued costs, indemnity liabilities associated with separation agreements with GE, and contingent consideration liabilities.

CAPITALIZED CLOUD COMPUTING ARRANGEMENT IMPLEMENTATION COSTS.

	As of
	March 31, 2026	December 31, 2025
Capitalized implementation costs	$288	$249
Accumulated amortization	(57)	(49)
Total Capitalized cloud computing arrangement implementation costs, net	$231	$200

Amortization expense related to capitalized cloud computing arrangement implementation costs was $8 million and $4 million for the three months ended March 31, 2026 and 2025, respectively.

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

Included within Accounts payable in the Condensed Consolidated Statements of Financial Position as of March 31, 2026 and December 31, 2025 were $341 million and $360 million, respectively, of confirmed supplier invoices that are outstanding and subject to third-party programs.

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

Activity attributable to redeemable noncontrolling interests is presented below.

	For the three months ended March 31
	2026	2025
Balance at beginning of period	$209	$188
Net income attributable to redeemable noncontrolling interests	21	24
Distributions to redeemable noncontrolling interests and other	(12)	—
Balance at end of period	$218	$211

OTHER INCOME (EXPENSE) – NET.

	For the three months ended March 31
	2026	2025
Net financing income and investment income (loss)	$(1)	$(1)
Equity method income (loss)	(3)	3
Change in fair value of assumed obligations	(6)	(8)
Gain on remeasurement of NMP equity method investment(1)	—	97
Other items, net(2)	45	8
Total other income (expense) – net	$36	$99
(1) During the three months ended March 31, 2025, the Company acquired its remaining interest in NMP. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.
(2) Other items, net primarily consists of a mix of licensing and royalty income, lease income, gains and losses related to derivatives, and change in tax indemnities. Additionally, for the three months ended March 31, 2026, it includes income from contract settlements, and for the three months ended March 31, 2025, it includes a realization of a gain contingency.

NOTE 17. SUBSEQUENT EVENTS

On April 29, 2026, we announced a strategic change to our executive leadership and to our segments, combining our Imaging and AVS businesses into a new operating and reportable segment, Advanced Imaging Solutions (“AIS”). Following this organizational change, the Company will have three reportable segments: AIS, PCS, and PDx, which is aligned with how the CODM will review the business for the purpose of assessing performance and allocating resources going forward. This change will position the Company to enhance execution, accelerate innovation, and create efficiencies. Beginning with the Form 10-Q filing for the period ending June 30, 2026, any historical segment financial information presented will be recast to conform to the new reportable segment structure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial results should be read in conjunction with the condensed consolidated financial statements and corresponding notes (the “financial statements”) included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provide information management believes to be relevant to understanding the financial results of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) for the three months ended March 31, 2026 and 2025. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances; see “Forward-Looking Statements.” Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

As of March 31, 2026, GE HealthCare’s operations are organized and managed through four reportable segments: Imaging, Advanced Visualization Solutions (“AVS”), Patient Care Solutions (“PCS”), and Pharmaceutical Diagnostics (“PDx”), and we assessed their performance using Segment revenues and Segment EBIT. For additional information on our segments, refer to Note 3, “Segment Information.”

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

TRENDS AND FACTORS IMPACTING OUR PERFORMANCE

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and particularly in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Global Trade and Macroeconomic Environment
Starting in February 2025, the U.S. imposed a variety of new tariffs on most imports from nearly all countries in the world. This in turn prompted several countries to announce tariffs on U.S. imports. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs thereunder. The U.S. subsequently imposed new tariffs under alternative statutory authority. In April 2026, U.S. Customs and Border Protection announced a new administrative process for requesting refunds of certain tariffs imposed under IEEPA. The timing and amount of any potential refunds remain uncertain and are subject to eligibility requirements, administrative processing, and other limitations. While the situation continues to be fluid, tariffs materially impacted our Operating income by approximately $90 million and cash flows by approximately $110 million for the three months ended March 31, 2026, primarily the bilateral U.S. and Chinese tariffs and U.S. tariffs on all other global import suppliers. Should the tariffs continue at current levels, we expect to continue to see a material impact to our financial results. Additional tariffs or other trade restrictions by the U.S. or other countries where we do significant business, or other restrictions on specific industries, such as pharmaceuticals, could further materially impact our results in the future. While we are taking actions to mitigate the impact of tariffs, we do not expect that our mitigation actions will fully offset the additional costs or other negative impacts resulting from the tariffs.

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

Russia and Ukraine Conflict
We had $194 million and $214 million of assets in, or directly related to, Russia and Ukraine as of March 31, 2026 and December 31, 2025, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $54 million and $64 million from customers in these two countries for the three months ended March 31, 2026 and 2025, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. Under the current U.S. Department of Commerce regulations, we are permitted to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which has eliminated the need for us to obtain individual U.S. licenses in most cases; however, licenses still may be needed for some transactions. The European Union and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. The implementation of these measures affected our ability to supply customers in Russia during the three months ended March 31, 2026 and 2025 and is expected to continue to do so as we confirm applicability of the U.S. License Exception to our transactions and continue to obtain licenses. There is no guarantee we will obtain all of the licenses for which we apply, that any approvals we obtain will be on a timely basis, will remain in effect, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. We will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

Other Geopolitical and Macroeconomic Uncertainties
Global geopolitical instability, including the conflict in the Middle East, could adversely impact our operations, supply chains, and logistics. These events may result in increased costs, delays in product deliveries, and challenges in maintaining service levels in affected areas.

We continue to monitor impacts related to key raw materials directly and indirectly related to our products or delivery of our products, including memory components, logistics and other costs linked to the price of oil, rare earth minerals, and other critical commodities. Sustained cost inflation or constrained availability of critical components could negatively impact our ability to both produce and deliver products to our customers in a timely manner. We continue to take action to mitigate the exposures under the current environment by securing supply and identifying opportunities to partially offset cost increases; however, if the current environment continues or deteriorates further we will see adverse impacts to our results.

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

___________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented.

Condensed Consolidated Statements of Income (Unaudited)	For the three months ended March 31
	2026	2025
Sales of products	$3,345	$3,117
Sales of services	1,786	1,660
Total revenues	5,131	4,777
Cost of products	2,283	1,963
Cost of services	871	802
Gross profit	1,977	2,012
Selling, general, and administrative	1,117	1,040
Research and development	345	344
Total operating expenses	1,462	1,383
Operating income	515	629
Interest and other financial charges – net	96	110
Non-operating benefit (income) costs	(51)	(74)
Other (income) expense – net	(36)	(99)
Income before income taxes	505	692
Benefit (provision) for income taxes	(94)	(104)
Net income	411	588
Net (income) loss attributable to noncontrolling interests	(22)	(24)
Net income attributable to GE HealthCare	$389	$564

TOTAL REVENUES.

Revenues by Segment	For the three months ended March 31
	2026	2025	% change	% organic* change
Segment revenues
Imaging	$2,299	$2,140	7.4%	3.8%
AVS	1,341	1,239	8.2%	4.4%
PCS	704	753	(6.5)%	(8.1)%
PDx	770	632	21.7%	9.7%
Other(1)	18	13
Total revenues	$5,131	$4,777	7.4%	2.9%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services which does not meet the definition of an operating segment.

Revenues by Region	For the three months ended March 31
	2026	2025	% change
United States and Canada (“USCAN”)	$2,361	$2,237	5.6%
Europe, the Middle East, and Africa (“EMEA”)	1,340	1,174	14.1%
China region	567	593	(4.4)%
Rest of World	863	773	11.6%
Total revenues	$5,131	$4,777	7.4%

For the three months ended March 31, 2026

Total revenues were $5,131 million, growing 7.4% as reported and 2.9% organically*. Sales of products increased 7.3% or $228 million primarily driven by growth in PDx, Imaging, and AVS revenues, as well as favorable foreign currency impacts, partially offset by declines in PCS revenues. Sales of services increased 7.5% or $125 million primarily driven by growth in new and existing customer contractual agreements as well as favorable foreign currency impacts.
____________________
*Non-GAAP Financial Measure

The segment revenues were as follows:

•Imaging segment revenues were $2,299 million, growing 7.4% or $159 million as reported due to an increase in Organic revenue* and favorable foreign currency impacts. Organic revenue* grew 3.8% with strength in the USCAN and EMEA regions, partially offset by continued pressure in the China market;
•AVS segment revenues were $1,341 million, growing 8.2% or $101 million as reported due to an increase in Organic revenue* and favorable foreign currency impacts. Organic revenue* grew 4.4% with strength in the USCAN and EMEA regions, partially offset by continued pressure in the China market;
•PCS segment revenues were $704 million, decreasing 6.5% or $49 million, primarily driven by a decline in Monitoring Solutions revenues due to timing of installations more concentrated in the second half of the year, partially offset by favorable foreign currency impacts; and
•PDx segment revenues were $770 million, growing 21.7% or $137 million as reported, largely driven by an increase in Organic revenue* and the acquisition of Nihon Medi-Physics Co., Ltd. (“NMP”). Organic revenue* grew 9.7% driven by continued growth in volume and price as well as new product introductions.

The regional revenues were as follows:

•USCAN revenues were $2,361 million, growing 5.6% or $124 million, largely driven by growth across Imaging, PDx, and AVS revenues, partially offset by a decline in PCS revenues;
•EMEA revenues were $1,340 million, growing 14.1% or $166 million with favorable foreign currency impacts as well as growth in AVS and Imaging revenues;
•China region revenues were $567 million, decreasing 4.4% or $26 million with declines in Imaging and AVS revenues partially offset by favorable foreign currency impacts as well as growth in PDx revenues; and
•Rest of World revenues were $863 million, growing 11.6% or $90 million with growth in PDx, inclusive of NMP revenues, and Imaging revenues as well as favorable foreign currency impacts.

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the three months ended March 31
	2026	% of Total revenues	2025	% of Total revenues	% change
Operating income	$515	10.0%	$629	13.2%	(18.2)%
Net income attributable to GE HealthCare	389	7.6%	564	11.8%	(31.0)%
Adjusted EBIT*	691	13.5%	715	15.0%	(3.4)%
Adjusted net income*	452	8.8%	464	9.7%	(2.5)%

For the three months ended March 31, 2026

Operating income was $515 million, a decrease of $115 million and 310 basis points as a percent of Total revenues. The decrease was due to the following factors:

•Gross profit decreased $36 million or 360 basis points as a percent of Total revenues primarily due to an increase in both Cost of products and Cost of services as a percent of Total revenues. Cost of products sold increased $320 million or 530 basis points as a percent of Sales of products. The increase as a percent of sales was largely driven by cost inflation, including the impact of incremental tariffs, investment in design follow-through, and a PDx supplier issue. Cost of services sold increased $69 million or 50 basis points as a percent of Sales of services. The increase as a percent of sales was largely driven by unfavorable mix within our service offerings and cost inflation, including the impact of incremental tariffs, partially offset by an increase in pricing of our service offerings. Included in our total cost of revenues as part of our product investment was $127 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $96 million for the prior year comparable period; and
•Total operating expenses increased $79 million, with an increase in research and development (“R&D”) investments of $2 million, driven by foreign currency movements and investments largely offset by certain programs achieving development milestones resulting in costs to be reported under cost of revenues, and an increase in Selling, general, and administrative (“SG&A”) expense of $77 million primarily driven by foreign currency movements and expenses related to recent acquisitions. R&D as a percentage of Total revenues decreased by 50 basis points and SG&A as a percentage of Total revenues was flat to the prior year.
____________________
*Non-GAAP Financial Measure

Net income attributable to GE HealthCare and Net income margin were $389 million and 7.6%, a decrease of $175 million and 420 basis points respectively, primarily due to the following factors:

•Operating income decreased $115 million, as discussed above;
•Interest and other financial charges – net decreased $14 million primarily driven by efficient management of the debt profile;
•Non-operating benefit income decreased $23 million primarily related to lower current year amortization of postretirement benefit plan other comprehensive income;
•Other income – net decreased $63 million primarily driven by the non-repeat of the prior year remeasurement of the Company’s 50% interest in NMP based on the cash consideration exchanged for acquiring the remaining 50% equity interest, partially offset by income from contract settlements in the current quarter. For additional detail on the NMP acquisition, refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets”; and
•Provision for income taxes decreased $10 million primarily due to lower earnings in 2026 offset by a one-time foreign income tax reserve release in 2025 for tax years no longer subject to an assessment from the local taxing authorities. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $691 million and 13.5%, a decrease of $24 million and 150 basis points, respectively, primarily due to a decrease in operating income, as discussed above.

Adjusted net income* was $452 million, a decrease of $12 million primarily due a decrease in operating income, partially offset by lower Interest and other financial charges – net.

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

Segment EBIT	For the three months ended March 31
	2026	% of segment revenues	2025	% of segment revenues	% change
Imaging	$180	7.8%	$199	9.3%	(9.4)%
AVS	299	22.3%	261	21.1%	14.5%
PCS	10	1.4%	48	6.4%	(79.8)%
PDx	197	25.6%	205	32.4%	(3.9)%

For the three months ended March 31, 2026

•Imaging Segment EBIT was $180 million, a decrease of $19 million due to cost inflation, including the impact of incremental tariffs, partially offset by a growth in sales volume;
•AVS Segment EBIT was $299 million, an increase of $38 million due to a growth in sales volume and contract settlements, partially offset by cost inflation, including the impact of incremental tariffs;
•PCS Segment EBIT was $10 million, a decrease of $38 million due to a decline in sales volume and cost inflation, including the impact of incremental tariffs; and
•PDx Segment EBIT was $197 million, a decrease of $8 million due to a supplier issue and planned investments, partially offset by a growth in sales volume and an increase in price.

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

Organic Revenue*	For the three months ended March 31
	2026	2025	% change
Imaging revenues	$2,299	$2,140	7.4%
Less: Acquisitions(1)	11	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	68	—
Imaging Organic revenue*	$2,220	$2,140	3.8%
AVS revenues	$1,341	$1,239	8.2%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	46	—
AVS Organic revenue*	$1,294	$1,239	4.4%
PCS revenues	$704	$753	(6.5)%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	12	—
PCS Organic revenue*	$692	$753	(8.1)%
PDx revenues	$770	$632	21.7%
Less: Acquisitions(1)	50	1
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	28	—
PDx Organic revenue*	$692	$631	9.7%
Other revenues	$18	$13	37.7%
Less: Acquisitions(1)	—	—
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	—	—
Other Organic revenue*	$18	$13	37.7%
Total revenues	$5,131	$4,777	7.4%
Less: Acquisitions(1)	60	1
Less: Dispositions(2)	—	—
Less: Foreign currency exchange	155	—
Organic revenue*	$4,916	$4,776	2.9%

(1)
Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction, excluding the impact of Foreign currency exchange already captured in lines elsewhere.

(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

__________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the three months ended March 31
	2026	2025	% change
Net income attributable to GE HealthCare	$389	$564	(31.0)%
Add: Interest and other financial charges – net	96	110
Add: Non-operating benefit (income) costs	(51)	(74)
Less: Benefit (provision) for income taxes	(94)	(104)
Less: Net (income) loss attributable to noncontrolling interests	(22)	(24)
EBIT*	551	728	(24.3)%
Add: Restructuring costs(1)	49	22
Add: Acquisition and disposition-related charges (benefits)(2)	35	8
Add: Spin-Off and separation costs(3)	2	24
Add: (Gain) loss on business and asset dispositions(4)	—	(10)
Add: Amortization of acquisition-related intangible assets	47	35
Add: Investment revaluation (gain) loss(5)	8	(92)
Adjusted EBIT*	$691	$715	(3.4)%
Net income margin	7.6%	11.8%	(420) bps
Adjusted EBIT margin*	13.5%	15.0%	(150) bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
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
(5)
Primarily relates to valuation adjustments for equity investments and for the three months ended March 31, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

Adjusted Net Income*	For the three months ended March 31
	2026	2025	% change
Net income attributable to GE HealthCare	$389	$564	(31.0)%
Add: Non-operating benefit (income) costs	(51)	(74)
Add: Restructuring costs(1)	49	22
Add: Acquisition and disposition-related charges (benefits)(2)	35	8
Add: Spin-Off and separation costs(3)	2	29
Add: (Gain) loss on business and asset dispositions(4)	—	(10)
Add: Amortization of acquisition-related intangible assets	47	35
Add: Investment revaluation (gain) loss(5)	8	(92)
Add: Tax effect of reconciling items(6)	(19)	—
Add: Spin-Off and other tax adjustments(7)	(7)	(17)
Adjusted net income*	$452	$464	(2.5)%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)
Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.

(3)
Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. For the three months ended March 31, 2025, an adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the three months ended March 31, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

(6)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(7)
Consists of certain income tax adjustments, including tax reserve releases in a foreign jurisdiction for tax years no longer subject to an assessment from the local taxing authorities and discrete tax impacts resulting from the Spin-Off and separation from GE.

___________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the three months ended March 31
(In dollars, except shares outstanding presented in millions)	2026	2025	$ change
Diluted earnings per share	$0.85	$1.23	$(0.38)
Add: Non-operating benefit (income) costs	(0.11)	(0.16)
Add: Restructuring costs(1)	0.11	0.05
Add: Acquisition and disposition-related charges (benefits)(2)	0.08	0.02
Add: Spin-Off and separation costs(3)	0.01	0.06
Add: (Gain) loss on business and asset dispositions(4)	—	(0.02)
Add: Amortization of acquisition-related intangible assets	0.10	0.08
Add: Investment revaluation (gain) loss(5)	0.02	(0.20)
Add: Tax effect of reconciling items(6)	(0.04)	—
Add: Spin-Off and other tax adjustments(7)	(0.02)	(0.04)
Adjusted earnings per share*	$0.99	$1.01	$(0.02)
Diluted weighted-average shares outstanding	457	459

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)
Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.

(3)
Costs incurred in the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. For the three months ended March 31, 2025, an adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the three months ended March 31, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

(6)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(7)
Consists of certain income tax adjustments, including tax reserve releases in a foreign jurisdiction for tax years no longer subject to an assessment from the local taxing authorities and discrete tax impacts resulting from the Spin-Off and separation from GE.

Adjusted Tax Expense* and Adjusted ETR*	For the three months ended March 31
	2026	2025
Benefit (provision) for income taxes	$(94)	$(104)
Add: Tax effect of reconciling items(1)	(19)	—
Add: Spin-Off and other tax adjustments(2)	(7)	(17)
Adjusted tax expense*	$(120)	$(121)
Effective tax rate	18.6%	15.0%
Adjusted effective tax rate*	20.2%	20.1%

(1)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(2)
Consists of certain income tax adjustments, including tax reserve releases in a foreign jurisdiction for tax years no longer subject to an assessment from the local taxing authorities and discrete tax impacts resulting from the Spin-Off and separation from GE.

Free Cash Flow*	For the three months ended March 31
	2026	2025	% change
Cash from (used for) operating activities	$290	$250	15.8%
Add: Additions to PP&E and internal-use software	(178)	(152)
Add: Dispositions of PP&E	—	—
Free cash flow*	$112	$98	13.3%

___________________
*Non-GAAP Financial Measure

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, our Cash, cash equivalents, and restricted cash balance in the Condensed Consolidated Statements of Financial Position was $2,285 million. We have historically generated positive cash flows from operating activities. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 8, “Borrowings.”

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the three months ended March 31
	2026	2025
Cash from (used for) operating activities	$290	$250
Cash from (used for) investing activities	(2,500)	(407)
Cash from (used for) financing activities	21	(286)
Free cash flow*	112	98

Operating Activities
Cash generated from operating activities in the three months ended March 31, 2026 was $290 million and included Net income of $411 million, non-cash charges for depreciation and amortization expense of $153 million, and $274 million in net outflows from changes in assets and liabilities. The changes in assets and liabilities are primarily driven by compensation and benefit payments, an increase in inventories to meet business demand, and company-funded payments for postretirement benefit plans, partially offset by an increase in accounts payable, and a decrease in current receivables primarily from collections. This includes an impact of approximately $110 million from incremental tariffs imposed in the first quarter of 2025.

Cash generated from operating activities in the three months ended March 31, 2025 was $250 million and included Net income of $588 million, adjusted for non-cash items including depreciation and amortization expense of $136 million and gain on remeasurement of NMP equity method investment of $97 million, and $377 million in net outflows from changes in assets and liabilities. The changes in assets and liabilities are primarily driven by compensation and benefit payments, an increase in inventories to meet business demand, and company-funded payments for postretirement benefit plans, partially offset by an increase in accounts payable.

Investing Activities
Cash used for investing activities in the three months ended March 31, 2026 was $2,500 million and primarily included purchases of businesses, net of cash acquired, of $2,297 million related to the acquisition of Intelerad and Additions to PP&E and internal-use software of $178 million related mostly to investments in facilities, including manufacturing capacity expansion, and new product introductions. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the Intelerad acquisition.

Cash used for investing activities in the three months ended March 31, 2025 was $407 million and primarily included purchases of businesses, net of cash acquired, of $269 million related to the acquisition of the remaining 50% interest in NMP and additions to PP&E and internal-use software of $152 million related mostly to new product introductions and manufacturing capacity expansion. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.

Financing Activities
Cash generated from financing activities in the three months ended March 31, 2026 was $21 million and primarily included $1,150 million of net proceeds from borrowings of $650 million under our Delayed Draw Term Loan and $500 million under our 364-day senior unsecured revolving credit facility, partially offset by $1,000 million from repayments of $500 million of our Term Loan Facility upon maturity and $500 million under our 364-day senior unsecured revolving credit facility. Also included was repurchase of common stock for total consideration of $100 million. Refer to Note 8, “Borrowings” and Note 11, “Shareholders' Equity” for further information.

Cash used for financing activities in the three months ended March 31, 2025 was $286 million and primarily included a repayment of $250 million of our outstanding Term Loan Facility.

___________________
*Non-GAAP Financial Measure

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease and other commitments is provided in Note 7, “Leases” and Note 14, “Commitments, Guarantees, Product Warranties, and Other Loss Contingencies” to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We also have material cash requirements related to our debt commitments as described in Note 8, “Borrowings” and our pension obligations as described in Note 9, “Postretirement Benefit Plans.”

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt is supported by cash flows from our operations. As of March 31, 2026, we had $10,134 million of total debt compared to $10,003 million as of December 31, 2025. The net increase in debt was due primarily to the $650 million drawdown of the Delayed Draw Term Loan Facility, partially offset by the $500 million repayment of the Term Loan Facility upon maturity.

Our Credit Facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $3,000 million expiring in March 2030, a 364-day senior unsecured revolving facility that provides borrowings of up to $500 million expiring in February 2027, and a Delayed Draw Term Loan Facility with an aggregate committed amount of $650 million maturing in March 2029. As of March 31, 2026, there were no outstanding borrowings on either of the senior unsecured revolving credit facilities and $650 million outstanding on the Delayed Draw Term Loan Facility. Additional information on our debt and Credit Facilities, including definitions of the terms used above, is included in Note 8, “Borrowings.”

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens securing debt, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted consolidated net leverage ratio. As of March 31, 2026, we were in compliance with the covenant requirements, including the maximum consolidated net leverage ratio.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from changes in foreign currency exchange rates, interest rates, commodity prices, and equity prices, which may impact future income, cash flows, and fair value of our business. There have been no material changes in our exposure to market risk from those disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended March 31, 2026, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES.

	Total number of shares purchased	Average price paid per share(1) (in dollars)	Total number of shares purchased as part of publicly announced programs(2)	Approximate dollar value of shares that may yet be purchased under the programs(1)(2) (in millions)
January 1, 2026 - January 31, 2026	—	$—	—	$800
February 1, 2026 - February 28, 2026	—	—	—	800
March 1, 2026 - March 31, 2026	1,401,569	71.35	1,401,569	700
Total	1,401,569	$71.35	1,401,569	$700
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
10.1
Credit Agreement, dated as of February 26, 2026, among the Registrant, as the borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 27, 2026).

10.2
Amendment No. 1, dated as of February 26, 2026, to the Credit Agreement dated as of March 27, 2025, among the Registrant, each lender party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3	Offer Letter with Jeannette Bankes, dated November 15, 2024.†
10.4	2026 GE HealthCare Restricted Stock Unit Grant Agreement.
10.5	2026 GE HealthCare Stock Option Grant Agreement.
10.6	2026 GE HealthCare Performance Stock Unit Grant Agreement.
10.7	2026 GE HealthCare New Hire Restricted Stock Unit Grant Agreement.
10.8	2026 Global Addendum.
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
101
The following materials from GE HealthCare Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (eXtensible Business Reporting Language); (1) Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; (2) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025; (3) Condensed Consolidated Statements of Financial Position as of March 31, 2026 and December 31, 2025; (4) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025; (5) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (6) Notes to the Condensed Consolidated Financial Statements.

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

GE HealthCare Technologies Inc.
(Registrant)

April 29, 2026	/s/ George A. Newcomb
Date	George A. Newcomb, Controller & Chief Accounting Officer (authorized signatory)