Form 10-Q
period 2026-06-30
GE HealthCare Technologies Inc.
filed 2026-07-29
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 451,686,252 shares of common stock with a par value of $0.01 per share outstanding as of July 22, 2026.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements might be identified by words, and variations of words, such as “will,” “expect,” “may,” “would,” “could,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “potential,” “position,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. These forward-looking statements may include, but are not limited to, statements about our business, financial performance, financial condition, and results of operations, including revenue, revenue growth, profit, taxes, earnings per share, and cash flows; changes to our business, operating, and leadership structure and related impacts; the impacts of macroeconomic and market conditions, including the impact of tariffs and other trade restrictions, and volatility on our business, operations, financial results, and financial position and on supply chains and the world economy; our receipt of future tariff refunds and the timing and amount thereof; our cost structure; our funding and liquidity; the impacts on our business of manufacturing, sourcing, and supply chain management; the impacts on our business of international conflicts, including the Russia and Ukraine conflict and conflicts in the Middle East; share repurchases; risks related to foreign currency exchange, interest rates, and commodity and key material price volatility and availability; demand in the global markets in which we operate; and our strategy, innovation, and acquisitions and investments. These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, operating in highly competitive markets; global geopolitical and economic instability, including as a result of changes in trade and tariff policy, and international conflicts and tensions, including between Ukraine and Russia, in the Middle East, and in other regions; public health crises, epidemics, and pandemics, and their effects on our business; changes in or elimination of government subsidies, and changes in third-party and government reimbursement processes, rates, and contractual relationships, including related to government shutdowns, and changes in the mix of public and private payers; demand for our products, services, or solutions and factors that affect that demand; developments in the market in China; our ability to control increases in healthcare costs and any subsequent effect on demand for our products, services, or solutions; our ability to successfully complete strategic transactions; the actions or inactions of third parties with whom we partner and the various collaboration, licensing, and other partnerships and alliances we have with third parties; the impacts related to our increasing focus on and investment in cloud, edge computing, artificial intelligence (“AI”), and software offerings; management of our supply chain and our ability to cost-effectively secure the materials we need to operate our business; disruptions in our operations; the impact of potential information technology, cybersecurity, or data security breaches; maintenance and protection of our intellectual property rights, as well as maintenance of successful research and development efforts with respect to commercially successful products and technologies; our ability to attract and/or retain key talent and qualified employees; increasing attention to sustainability matters; compliance with the various legal, regulatory, tax, privacy, and other laws to which we are subject, such as the Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws globally, and related changes, claims, inquiries, investigations, or actions; the impact of potential product liability claims or potential litigation, arbitration, or similar proceedings; and our level of indebtedness and the impact of complying with the covenants and other terms of our debt instruments on our business. Please also see Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We do not undertake any obligation to update or revise our forward-looking statements except as required by applicable law or regulation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income (Unaudited)
	For the three months ended June 30		For the six months ended June 30
(In millions, except per share amounts)	2026	2025	2026	2025
Sales of products	$3,416	$3,263	$6,762	$6,380
Sales of services	1,878	1,743	3,664	3,404
Total revenues	5,295	5,007	10,425	9,784
Cost of products	2,217	2,160	4,500	4,122
Cost of services	898	863	1,769	1,665
Gross profit	2,180	1,985	4,157	3,997
Selling, general, and administrative	1,118	1,029	2,235	2,069
Research and development	323	302	668	646
Total operating expenses	1,441	1,331	2,903	2,714
Operating income	739	654	1,254	1,283
Interest and other financial charges – net	114	113	210	224
Non-operating benefit (income) costs	(45)	(73)	(96)	(148)
Other (income) expense – net	(22)	1	(58)	(98)
Income before income taxes	693	613	1,198	1,304
Benefit (provision) for income taxes	(119)	(113)	(213)	(216)
Net income	573	500	985	1,088
Net (income) loss attributable to noncontrolling interests	(13)	(14)	(35)	(39)
Net income attributable to GE HealthCare	$561	$486	$950	$1,049

Earnings per share attributable to GE HealthCare:
Basic	$1.24	$1.06	$2.09	$2.30
Diluted	1.24	1.06	2.08	2.29
Weighted-average number of shares outstanding:
Basic	453	457	454	457
Diluted	454	458	456	459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	For the three months ended June 30		For the six months ended June 30
(In millions)	2026	2025	2026	2025
Net income attributable to GE HealthCare	$561	$486	$950	$1,049
Net income (loss) attributable to noncontrolling interests	13	14	35	39
Net income	573	500	985	1,088
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	(71)	221	(97)	478
Pension and Other Postretirement Plans – net of taxes	(18)	(79)	(28)	(148)
Cash flow hedges – net of taxes	8	(33)	25	(41)
Other comprehensive income (loss)	(80)	108	(100)	288
Comprehensive income (loss)	493	608	885	1,376
Less: Comprehensive income (loss) attributable to noncontrolling interests	14	14	27	39
Comprehensive income attributable to GE HealthCare	$479	$594	$858	$1,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
	As of
(In millions, except share and per share amounts)	June 30, 2026	December 31, 2025
Cash, cash equivalents, and restricted cash	$2,105	$4,512
Receivables – net of allowances of $102 and $103	3,881	3,955
Inventories	2,483	2,234
Contract and other deferred assets	1,235	1,073
All other current assets	793	726
Current assets	10,497	12,501
Property, plant, and equipment – net	3,146	3,092
Goodwill	15,095	13,489
Other intangible assets – net	1,894	1,130
Deferred income taxes	4,359	4,491
All other non-current assets	2,254	2,205
Total assets	$37,246	$36,906
Short-term borrowings	$2	$508
Accounts payable	3,231	3,250
Contract liabilities	2,200	2,095
Current compensation and benefits	1,439	1,666
All other current liabilities	1,429	1,587
Current liabilities	8,302	9,105
Long-term borrowings	10,091	9,495
Non-current compensation and benefits	5,186	5,453
Deferred income taxes	315	193
All other non-current liabilities	2,133	2,061
Total liabilities	26,027	26,307
Commitments and contingencies
Redeemable noncontrolling interests	229	209
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 459,470,464 shares issued as of June 30, 2026; 458,844,209 shares issued as of December 31, 2025	5	5
Treasury stock, at cost, 7,785,199 shares as of June 30, 2026 and 3,107,626 shares as of December 31, 2025	(525)	(225)
Additional paid-in capital	6,776	6,707
Retained earnings	6,199	5,281
Accumulated other comprehensive income (loss) – net	(1,480)	(1,388)
Total equity attributable to GE HealthCare	10,975	10,379
Noncontrolling interests	14	11
Total equity	10,989	10,390
Total liabilities, redeemable noncontrolling interests, and equity	$37,246	$36,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of March 31, 2026	459	$5	5	$(325)	$6,733	$5,654	$(1,398)	$12	$10,680
Issuance of shares under equity awards, net of shares withheld for taxes and other	—	—	—	—	(1)	—	—	—	(1)
Repurchase of common stock	—	—	3	(200)	—	—	—	—	(200)
Net income attributable to GE HealthCare	—	—	—	—	—	561	—	—	561
Dividends declared ($0.035 per common share)	—	—	—	—	—	(16)	—	—	(16)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	(81)	—	(81)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Share-based compensation	—	—	—	—	45	—	—	—	45
Balances as of June 30, 2026	459	$5	8	$(525)	$6,776	$6,199	$(1,480)	$14	$10,989

	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of March 31, 2025	458	$5	—	$(25)	$6,597	$3,810	$(1,199)	$20	$9,207
Issuance of shares under equity awards, net of shares withheld for taxes and other	—	—	—	—	(3)	—	—	—	(3)
Repurchase of common stock	—	—	1	(100)	—	—	—	—	(100)
Net income attributable to GE HealthCare	—	—	—	—	—	486	—	—	486
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	109	—	109
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Share-based compensation	—	—	—	—	34	—	—	—	34
Balances as of June 30, 2025	458	$5	2	$(125)	$6,628	$4,295	$(1,090)	$21	$9,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2025	459	$5	3	$(225)	$6,707	$5,281	$(1,388)	$11	$10,390
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	—	—	(10)	—	—	—	(10)
Repurchase of common stock	—	—	5	(300)	—	—	—	—	(300)
Net income attributable to GE HealthCare	—	—	—	—	—	950	—	—	950
Dividends declared ($0.070 per common share)	—	—	—	—	—	(32)	—	—	(32)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	(92)	—	(92)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Share-based compensation	—	—	—	—	80	—	—	—	80
Balances as of June 30, 2026	459	$5	8	$(525)	$6,776	$6,199	$(1,480)	$14	$10,989

	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2024	457	$5	—	$(25)	$6,583	$3,262	$(1,379)	$18	$8,464
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	—	—	(11)	—	—	—	(11)
Repurchase of common stock	—	—	1	(100)	—	—	—	—	(100)
Net income attributable to GE HealthCare	—	—	—	—	—	1,049	—	—	1,049
Dividends declared ($0.035 per common share)	—	—	—	—	—	(16)	—	—	(16)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	288	—	288
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Share-based compensation	—	—	—	—	56	—	—	—	56
Balances as of June 30, 2025	458	$5	2	$(125)	$6,628	$4,295	$(1,090)	$21	$9,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the six months ended June 30
(In millions)	2026	2025
Net income	$985	$1,088
Adjustments to reconcile Net income to Cash from (used for) operating activities:
Depreciation of property, plant, and equipment	154	138
Amortization of intangible assets	159	146
Gain on remeasurement of Nihon Medi-Physics equity method investment	—	(97)
Net periodic postretirement benefit plan (income) expense	(93)	(138)
Postretirement plan contributions	(171)	(182)
Share-based compensation	80	56
Provision for income taxes	213	216
Cash paid during the year for income taxes	(231)	(270)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	62	185
Inventories	(310)	(188)
Contract and other deferred assets	(132)	(48)
Accounts payable	21	(113)
Contract liabilities	83	(23)
Current compensation and benefits	(231)	(207)
All other operating activities – net	(130)	(218)
Cash from (used for) operating activities	458	344
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(278)	(238)
Purchases of businesses, net of cash acquired	(2,293)	(279)
Purchases of investments	(19)	(28)
All other investing activities – net	(24)	(84)
Cash from (used for) investing activities	(2,615)	(630)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1)	1
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	1,152	1,493
Repayments and other reductions (maturities longer than 90 days)	(1,012)	(261)
Dividends paid to stockholders	(32)	(32)
Repurchase of common stock	(300)	(100)
Proceeds from stock issued under employee benefit plans	10	21
Taxes paid related to net share settlement of equity awards	(21)	(33)
All other financing activities – net	(12)	(15)
Cash from (used for) financing activities	(215)	1,075
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	(35)	84
Increase (decrease) in cash, cash equivalents, and restricted cash	(2,407)	873
Cash, cash equivalents, and restricted cash at beginning of year	4,515	2,893
Cash, cash equivalents, and restricted cash at end of period	$2,108	$3,766

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(280)	$(260)
Non-cash investing activities
Acquired but unpaid property, plant, and equipment	$102	$90
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

GE HealthCare Technologies Inc. is a leading global healthcare solutions provider of advanced medical technology, pharmaceutical diagnostics, and AI, cloud and software solutions.

The condensed consolidated financial statements (the “financial statements”) of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Operating results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The December 31, 2025 period presented on the Condensed Consolidated Statement of Financial Position was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Tables throughout this document are presented in millions of U.S. dollars unless otherwise stated and certain columns and rows may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts. References to the “Spin-Off” are related to the spin-off of GE HealthCare Technologies Inc. from General Electric Company, which now operates as GE Aerospace (“GE”).

In the second quarter of 2026, we made a strategic change to our executive leadership and to our segments, combining our Imaging and Advanced Visualization Solutions (“AVS”) businesses into a new operating and reportable segment, Advanced Imaging Solutions (“AIS”). Following this organizational change, the Company has three reportable segments: AIS, Pharmaceutical Diagnostics (“PDx”), and Patient Care Solutions (“PCS”), which is aligned with how the Company’s Chief Operating Decision Maker (“CODM”) reviews the business for the purpose of assessing performance and allocating resources. Historical segment financial information presented within this report has been recast to conform to the new reportable segment structure. See Note 3, “Segment Information” for more information.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

We evaluate Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not included in our disclosures were assessed and determined to either be not applicable or are not expected to have a significant impact on our financial statements or disclosures.

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

	As of
	June 30, 2026	December 31, 2025
Contract assets	$776	$645
Other deferred assets	459	428
Contract and other deferred assets	1,235	1,073
Non-current contract assets(1)	91	91
Non-current other deferred assets(1)	125	120
Total contract and other deferred assets	$1,452	$1,285
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

	As of
	June 30, 2026	December 31, 2025
Contract liabilities	$2,200	$2,095
Non-current contract liabilities(1)	857	803
Total contract liabilities	$3,057	$2,899
(1)Non-current contract liabilities are recognized within All other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $1,189 million and $1,134 million for the six months ended June 30, 2026 and 2025, respectively.

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

	As of
	June 30, 2026	December 31, 2025
Products	$5,180	$5,001
Services	10,939	10,728
Total RPO	$16,118	$15,729

We expect to recognize substantially all of the revenue for our product-related RPO within two years and services-related RPO within five years.

NOTE 3. SEGMENT INFORMATION

In the second quarter of 2026, we made a strategic change to our executive leadership and to our segments, combining our Imaging and AVS businesses into a new operating and reportable segment, Advanced Imaging Solutions. The AIS segment has a product portfolio that serves customers across three core areas: Radiology, Specialized Ultrasound, and Procedural Guidance. Radiology was formerly reported as our Imaging business, while Specialized Ultrasound and Procedural Guidance were previously reported in our AVS business. Historical segment financial information presented within this report has been recast to conform to the new reportable segment structure.

Following this organizational change, the Company has three reportable segments: AIS, PDx, and PCS. These segments have been identified based on the nature of the products sold and how the Company manages its operations. We have not aggregated any of our operating segments to form reportable segments.

The Company’s organizational structure is based upon the availability of separate financial information that is evaluated regularly by the Company’s CODM for the purpose of assessing performance and allocating resources. The Company’s CODM is our Chief Executive Officer. The CODM assesses segment performance using Total revenues and an earnings metric defined as “Segment EBIT.” Segment EBIT is calculated as Income before income taxes in our Condensed Consolidated Statements of Income excluding the impact of the following: Interest and other financial charges – net, Non-operating benefit (income) costs, restructuring costs, acquisition and disposition-related benefits (charges), gain (loss) on business and asset dispositions, Spin-Off and separation costs and other adjustments, amortization of acquisition-related intangible assets, investment revaluation gain (loss), and other non-recurring items such as refunds for tariffs incurred in prior years. Segment EBIT is also used in the annual budget and periodic forecasting processes and informs the CODM in decision making regarding the allocation of resources to the segments.

Total Revenues by Segment	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
AIS:
Radiology	$2,388	$2,204	$4,686	$4,344
Procedural Guidance	715	660	1,434	1,301
Specialized Ultrasound	668	630	1,290	1,228
Total AIS	3,771	3,493	7,410	6,872
Total PDx	843	729	1,612	1,362
PCS:
Monitoring Solutions	503	578	1,022	1,135
Life Support Solutions	172	200	357	397
Total PCS	675	778	1,379	1,531
Other(1)	6	6	24	19
Total revenues	$5,295	$5,007	$10,425	$9,784
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services (“HFS”), which does not meet the definition of an operating segment.

Significant Expenses by Segment	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
AIS:
Cost of sales	$2,254	$2,106	$4,458	$4,057
Other segment items(1)	992	932	1,948	1,901
Total AIS	$3,246	$3,039	$6,407	$5,958
PDx:
Cost of sales	$422	$371	$828	$666
Other segment items(1)	171	144	338	278
Total PDx	$593	$516	$1,166	$943
PCS:
Cost of sales	$494	$507	$975	$988
Other segment items(1)	207	212	420	436
Total PCS	$700	$719	$1,395	$1,423
(1) Other segment items for each segment includes selling, general, administrative, research, and development related expenses, as well as other segment income and expenses.

Segment EBIT	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
Segment EBIT
AIS	$525	$455	$1,004	$914
PDx	250	213	446	418
PCS	(26)	60	(16)	108
Other(1)	1	1	6	3
	750	729	1,440	1,443
Restructuring costs	(27)	(18)	(76)	(40)
Acquisition and disposition-related benefits (charges)	(11)	(7)	(46)	(15)
Gain (loss) on business and asset dispositions	—	(5)	—	5
Spin-Off and separation costs and other adjustments	5	(5)	2	(29)
Amortization of acquisition-related intangible assets	(61)	(40)	(108)	(75)
Investment revaluation gain (loss)	—	(1)	(8)	92
Interest and other financial charges – net	(114)	(113)	(210)	(224)
Non-operating benefit income (costs)	45	73	96	148
Tariff refunds	106	—	106	—
Income before income taxes	$693	$613	$1,198	$1,304
(1) Financial information not presented within the reportable segments, shown within the Other category, primarily represents HFS, which does not meet the definition of an operating segment.

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

Depreciation and Amortization by Segment	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
AIS	$67	$75	$139	$151
PDx	19	17	39	29
PCS	13	13	25	27

The Company does not report total assets by segment as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

NOTE 4. RECEIVABLES

Current Receivables	As of
	June 30, 2026	December 31, 2025
Current customer receivables(1)	$3,535	$3,719
Non-income based tax receivables	169	159
Other sundry receivables	279	180
Current sundry receivables	448	339
Allowance for credit losses	(102)	(103)
Total current receivables – net	$3,881	$3,955
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to Current customer receivables. Balances related to chargebacks were $103 million and $148 million as of June 30, 2026 and December 31, 2025, respectively. The decrease in chargebacks is primarily due to lower wholesaler product levels.

Long-Term Receivables	As of
	June 30, 2026	December 31, 2025
Long-term customer receivables	$77	$73
Non-income based tax receivables	25	24
Other sundry receivables	88	100
Long-term sundry receivables	112	124
Allowance for credit losses	(7)	(7)
Total long-term receivables – net	$183	$190

Long-term receivables are recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

NOTE 5. FINANCING RECEIVABLES

Current financing receivables and non-current financing receivables are recognized within All other current assets and All other non-current assets, respectively, in the Condensed Consolidated Statements of Financial Position.

	As of
	June 30, 2026	December 31, 2025
Loans receivable, at amortized cost	$21	$21
Investment in finance leases, net of deferred income	74	76
Allowance for credit losses	(3)	(2)
Current financing receivables – net	$92	$95

Loans receivable, at amortized cost	$45	$44
Investment in finance leases, net of deferred income	149	149
Allowance for credit losses	(3)	(3)
Non-current financing receivables – net	$191	$190

As of June 30, 2026, 2%, 1%, and 2% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2025, 1%, 1%, and 1% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

NOTE 6. OPERATING LEASES

As a lessee, the Company leases certain logistics, office, and manufacturing facilities, as well as vehicles and other equipment. Certain of the Company’s leases may include options to extend. Our operating lease right-of-use (“ROU”) assets are recognized within Property, plant, and equipment – net and our operating lease liabilities are recognized within All other current liabilities and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position, as detailed below.

Operating Lease Assets and Liabilities	As of
	June 30, 2026	December 31, 2025
Operating lease ROU assets, net of amortization	$391	$410
Current operating lease liabilities	131	134
Non-current operating lease liabilities	263	284
Total operating lease liabilities	$394	$419

The total lease expense related to our operating lease portfolio was $60 million for both the three months ended June 30, 2026 and 2025, and $123 million and $122 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 7. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

ACQUISITIONS.

Intelerad
On March 18, 2026, the Company acquired 100% of the stock of Intelerad for approximately $2,293 million in cash, net of cash acquired. The purchase was funded by the proceeds of senior unsecured notes issued in the fourth quarter of 2025, together with new borrowings under a delayed draw term loan facility and cash on hand. See Note 8, “Borrowings” for additional information on the borrowings. Intelerad is included in the Company’s AIS segment.

Intelerad is a leading medical imaging software and digital enterprise workflow solutions company with a significant presence in outpatient ambulatory care settings, which the Company believes complements our strength in hospital-based imaging.

The preliminary fair values of the assets and liabilities assumed in connection with the acquisition of Intelerad are as follows.

Preliminary allocation
Receivables	$39
Contract assets	27
Property, plant, and equipment	9
Goodwill	1,629
Other intangible assets	845
All other current and non-current assets	28
Accounts payable	(16)
Contract liabilities	(34)
Other current liabilities	(23)
Deferred income taxes	(123)
All other non-current liabilities(1)	(88)
Total net assets post acquisition	$2,293
(1) All other non-current liabilities primarily includes tax reserves.

The purchase price allocation required estimates and assumptions, including, but not limited to, estimates of future cash flows, direct costs, and appropriate discount rates. During the three months ended June 30, 2026, the Company reassessed its estimates and inputs as new information about facts and circumstances that existed as of the acquisition date became known. As a result, the Company recorded a net increase of $45 million to goodwill. These adjustments primarily relate to Contract assets, Deferred income taxes, and Other intangible assets. While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are Other intangible assets and Deferred income taxes. The Company’s management believes the amounts recognized for the assets acquired and liabilities assumed are based on reasonable estimates and assumptions.

Other intangibles relate to $845 million of definite-lived intangible assets, primarily consisting of developed technology, customer relationships, and trade names. The acquired definite-lived intangibles are being amortized over a weighted-average estimated useful life of approximately 12 years. The estimated fair value of intangibles was determined using the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of cash flows an asset would generate over its useful life.

Goodwill recognized in connection with the Intelerad acquisition, recorded within the AIS segment, is not deductible for income tax purposes. The goodwill primarily reflects expected synergies and other strategic benefits associated with the integration of Intelerad’s technology into the Company’s market offerings and imaging technologies.

Deferred income tax liabilities include the expected U.S. federal, state, and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax basis.

Our unaudited supplemental pro forma consolidated financial information for the three and six months ended June 30, 2026 and 2025, including the results of operations for Intelerad as if the Intelerad acquisition had been completed on January 1, 2025, is as follows.

	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
Total revenues	$5,295	$5,065	$10,478	$9,898
Net income attributable to GE HealthCare	567	462	971	981

The unaudited supplemental pro forma consolidated financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Intelerad. In order to reflect the occurrence of the acquisition on January 1, 2025, the unaudited supplemental pro forma financial information includes adjustments to reflect the following: (i) incremental amortization expense based on the current preliminary fair values of the identifiable intangible assets; (ii) the additional interest expense associated with the issuance of debt to finance the acquisition; and (iii) the reclassification of transaction and other acquisition-related costs incurred during the three and six months ended June 30, 2026, to the three and six months ended June 30, 2025. The unaudited supplemental pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2025. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.
icometrix
On November 7, 2025, the Company acquired 100% of the stock of icometrix NV (“icometrix”) for approximately $98 million of upfront payment, net of cash acquired and potential earn-out payments up to $35 million based on sales targets over two years. icometrix is focused on providing AI-powered brain imaging analysis for neurological disorders such as Alzheimer’s disease. We are in the process of integrating the icometrix platform with our MRI systems. icometrix is included in the Company’s AIS segment.
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

GOODWILL.

As discussed in Note 3, “Segment Information,” in the second quarter of 2026, the Company combined its Imaging and AVS businesses into a new operating and reportable segment, AIS. Accordingly, we combined the historical Imaging and AVS goodwill balances into the newly formed AIS segment.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In connection with the change in reportable segments in the second quarter of 2026, the Company evaluated the goodwill of our reporting units within the AIS segment for impairment before and after the segment realignment and we did not identify any events or circumstances that would require an interim impairment test. In addition, with respect to goodwill within the PDx and PCS segments, we did not identify any events or circumstances that required an interim impairment test since the last annual impairment testing date. Future changes in operating results, market conditions, or other relevant assumptions could affect this assessment. Should the Company identify future indicators of goodwill impairment, it may be required to conduct an interim impairment test that could result in a goodwill impairment charge.

	AIS	PDx	PCS	Total
Balance at December 31, 2025	$8,702	$2,745	$2,041	$13,489
Acquisitions(1)	1,629	—	—	1,629
Foreign currency exchange and other	(14)	(7)	(2)	(23)
Balance at June 30, 2026	$10,317	$2,738	$2,040	$15,095
(1) Includes the purchase of Intelerad recorded within our AIS segment, as described above.

OTHER INTANGIBLE ASSETS.

	As of June 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived assets
Customer-related	$390	$(55)	$335	$279	$(43)	$236
Patents and technology	3,379	(2,213)	1,167	2,698	(2,128)	570
Capitalized software	1,769	(1,513)	256	1,703	(1,470)	233
Trademarks and other	97	(35)	62	47	(31)	15
Total definite-lived assets	5,635	(3,816)	1,820	4,727	(3,672)	1,055
Indefinite-lived assets(1)	75	—	75	75	—	75
Total other intangible assets	$5,710	$(3,816)	$1,894	$4,802	$(3,672)	$1,130
(1) Indefinite-lived intangible assets relate to acquired in-process research and development prior to project completion and are not amortized.

Amortization expense was $84 million and $75 million for the three months ended June 30, 2026 and 2025, respectively, and $159 million and $146 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 8. BORROWINGS

The Company’s borrowings include the senior unsecured notes and credit agreements detailed below.

Senior Unsecured Notes
As of June 30, 2026, the Company’s borrowings include $9,500 million aggregate principal amount of senior unsecured notes in nine series with maturity dates ranging from 2027 through 2052.

Credit Facilities
In the first quarter of 2026, the Company terminated its existing $500 million 364-day senior unsecured revolving credit facility and replaced it with a new $500 million 364-day senior unsecured revolving credit facility with terms that are substantially similar to those of the terminated facility.
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
There were no outstanding amounts under the five-year senior unsecured revolving credit facility or the 364-day senior unsecured revolving credit facility as of June 30, 2026 and December 31, 2025, respectively.

Borrowings Composition	As of
	June 30, 2026	December 31, 2025
5.650% senior notes due November 15, 2027	$1,750	$1,750
4.150% senior notes due December 15, 2028	600	600
4.800% senior notes due August 14, 2029	1,000	1,000
5.857% senior notes due March 15, 2030	1,250	1,250
4.800% senior notes due January 15, 2031	650	650
5.905% senior notes due November 22, 2032	1,750	1,750
5.500% senior notes due June 15, 2035	850	850
4.950% senior notes due December 15, 2035	650	650
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Delayed Draw Term Loan Facility due March 16, 2029	650	—
Floating rate Term Loan Facility due January 2, 2026(1)	—	500
Other	13	24
Total principal debt issued	10,163	10,024
Less: Unamortized debt issuance costs and discounts	44	49
Add: Cumulative basis adjustment for fair value hedges	(25)	27
Total borrowings	10,093	10,003
Less: Short-term borrowings(2)	2	508
Long-term borrowings	$10,091	$9,495
(1) In the first quarter of 2026, the Company repaid $500 million of the remaining Term Loan Facility upon maturity.
(2) Short-term borrowings as of June 30, 2026 and December 31, 2025 includes $2 million and $502 million, respectively, related to the current portion of our long-term borrowings, net of unamortized debt issuance costs and discounts.

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of June 30, 2026 and December 31, 2025, the Company had bank guarantees and surety bonds of approximately $1,189 million and $1,149 million, respectively, related to certain commercial contracts. Additionally, we have issued approximately $20 million and $22 million of guarantees as of June 30, 2026 and December 31, 2025, respectively, primarily related to residual value and credit guarantees on equipment sold to third-party finance companies. Our Condensed Consolidated Statements of Financial Position reflect a liability of $3 million as of both June 30, 2026 and December 31, 2025 related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost.

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

Components of Expense (Income)
	U.S. Plans		International Plans		OPEB Plans
For the three months ended June 30,	2026	2025	2026	2025	2026	2025
Service cost – Operating	$1	$1	$5	$5	$1	$1
Interest cost	241	249	39	38	11	13
Expected return on plan assets	(275)	(287)	(40)	(38)	—	—
Amortization of net loss (gain)	—	(20)	6	5	(14)	(15)
Amortization of prior service cost (credit)	(3)	(3)	(1)	(1)	(18)	(20)
Special termination cost	—	1	—	—	—	—
Non-operating	$(37)	$(59)	$5	$4	$(21)	$(21)
Net periodic expense (income)	$(36)	$(58)	$9	$10	$(20)	$(20)

	U.S. Plans		International Plans		OPEB Plans
For the six months ended June 30,	2026	2025	2026	2025	2026	2025
Service cost – Operating	$2	$2	$9	$10	$3	$3
Interest cost	481	497	79	74	22	26
Expected return on plan assets	(550)	(573)	(81)	(74)	—	—
Amortization of net loss (gain)	—	(40)	12	10	(29)	(30)
Amortization of prior service cost (credit)	(5)	(5)	(1)	(1)	(35)	(40)
Special termination cost	—	2	—	—	—	1
Non-operating	$(74)	$(119)	$9	$9	$(42)	$(43)
Net periodic expense (income)	$(72)	$(117)	$18	$19	$(39)	$(40)

In the six months ended June 30, 2026, the Company made cash payments totaling $90 million to its U.S. Plans, $19 million to its International Plans, and $62 million to its OPEB Plans. As of June 30, 2026, the Company expects to make total cash contributions of approximately $350 million to these plans in 2026. The Company funds annually, at a minimum, the statutorily required minimum amount for our qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand.

Defined Contribution Plan
GE HealthCare sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan were $39 million for both the three months ended June 30, 2026 and 2025, and $87 million and $83 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 10. INCOME TAXES
Our effective income tax rate was 17.2% and 18.4% for the three months ended June 30, 2026 and 2025, respectively, and 17.8% and 16.6% for the six months ended June 30, 2026 and 2025, respectively.

The tax rate for the three and six months ended June 30, 2026 is lower than the U.S. statutory rate primarily due to the use of tax attributes and foreign-derived deduction eligible income benefits, reconciling adjustments to recorded tax account balances, and research and development (“R&D”) benefits, partially offset by withholding taxes, geographic earnings mix, and state taxes.

The tax rate for the three months ended June 30, 2025 is lower than the U.S. statutory rate primarily due to the use of tax attributes and R&D benefits, partially offset by withholding taxes, geographic earnings mix, and state taxes. The tax rate for the six months ended June 30, 2025 is lower than the U.S. statutory rate primarily due to foreign income tax reserve releases, the use of tax attributes, the nontaxable remeasurement gain that was recorded in connection with the NMP acquisition, and R&D benefits, partially offset by withholding taxes, geographic earnings mix, and state taxes.
The Company is currently being audited, or remains subject to audit, in a number of jurisdictions for the tax years 2004-2024, including China, France, Germany, India, Japan, Norway, the United Kingdom, and the United States.

NOTE 11. SHAREHOLDERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET.

Changes in AOCI by component were as follows.

	For the three months ended June 30, 2026
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
March 31, 2026	$(1,566)	$147	$20	$(1,398)
Other comprehensive income (loss) before reclassifications – net of taxes of $8, $—, and $(4)	(71)	1	18	(52)
Reclassifications from AOCI – net of taxes(2) of $—, $6, and $1	—	(19)	(10)	(29)
Other comprehensive income (loss)	(71)	(18)	8	(80)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1	—	—	1
June 30, 2026	$(1,637)	$129	$28	$(1,480)

	For the three months ended June 30, 2025
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
March 31, 2025	$(1,717)	$507	$10	$(1,199)
Other comprehensive income (loss) before reclassifications – net of taxes of $44, $11, and $10	221	(38)	(37)	146
Reclassifications from AOCI – net of taxes(2) of $—, $12, and $1	—	(41)	4	(37)
Other comprehensive income (loss)	221	(79)	(33)	108
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
June 30, 2025	$(1,495)	$428	$(23)	$(1,090)

	For the six months ended June 30, 2026
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2025	$(1,548)	$158	$3	$(1,388)
Other comprehensive income (loss) before reclassifications – net of taxes of $(17), $(3), and $(10)	(97)	13	41	(42)
Reclassifications from AOCI – net of taxes(2) of $—, $12, and $1	—	(41)	(16)	(57)
Other comprehensive income (loss)	(97)	(28)	25	(100)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(8)	—	—	(8)
June 30, 2026	$(1,637)	$129	$28	$(1,480)

	For the six months ended June 30, 2025
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2024	$(1,973)	$576	$18	$(1,379)
Other comprehensive income (loss) before reclassifications – net of taxes of $59, $16, and $14	415	(58)	(48)	308
Reclassifications from AOCI – net of taxes(2)(3) of $—, $28, and $—	63	(90)	7	(20)
Other comprehensive income (loss)	478	(148)	(41)	288
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
June 30, 2025	$(1,495)	$428	$(23)	$(1,090)
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

SHARE REPURCHASES.

On April 30, 2025, our Board of Directors authorized a share repurchase program (the “repurchase program”) for up to $1,000 million of our common stock. The repurchase program does not have an expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company's discretion. During the three and six months ended June 30, 2026, we repurchased 3.3 million shares and 4.7 million shares, respectively, for total consideration of approximately $200 million and $300 million, respectively. During the three months ended June 30, 2025, we repurchased 1.4 million shares for total consideration of approximately $100 million. As of June 30, 2026, we had $500 million available under the repurchase program authorization.

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

Cash Flow Hedges
For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings and to the same financial statement line item impacted by the hedged transaction. As of June 30, 2026, we expect to reclassify $42 million of pre-tax net deferred gains associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the impact on earnings of the related hedged transactions.

Within the Condensed Consolidated Statements of Cash Flows, cash flows associated with derivatives designated as cash flow hedges are recorded in All other operating activities – net.

Net Investment Hedges
We use cross-currency interest rate swaps and foreign currency forward contracts in combination with foreign currency option contracts to hedge the foreign currency risk associated with our net investment in foreign operations. As of June 30, 2026, these contracts were designated as hedges of our net investment in foreign operations, primarily in Euro and Chinese Renminbi currencies.

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

The following table presents the gross fair values of our outstanding derivative instruments.

Fair Value of Derivatives	June 30, 2026			December 31, 2025
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency forward contracts	$1,636	$82	$7	$1,508	$52	$23
Derivatives accounted for as cash flow hedges	1,636	82	7	1,508	52	23
Cross-currency swaps	3,990	68	70	4,115	51	135
Foreign currency forward and options contracts	2,628	52	38	2,581	50	37
Derivatives accounted for as net investment hedges	6,618	120	109	6,697	101	172
Interest rate swaps	2,700	—	25	2,700	28	—
Derivatives accounted for as fair value hedges	2,700	—	25	2,700	28	—
Foreign currency forward contracts	5,468	10	24	4,761	20	7
Other derivatives(1)	324	11	3	320	56	5
Derivatives not designated as hedging instruments	5,792	21	27	5,081	76	12
Total derivatives	$16,746	$222	$167	$15,986	$256	$207
(1) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.

The following table presents amounts recorded in Long-term borrowings in the Condensed Consolidated Statements of Financial Position related to cumulative basis adjustment for fair value hedges.

	June 30, 2026		December 31, 2025
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term borrowings designated as fair value hedges	$2,670	$(25)	$2,722	$27

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

As of June 30, 2026 and December 31, 2025, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $98 million and $107 million, respectively.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
Cash flow hedges	$22	$(47)	$51	$(62)
Net investment hedges(1)	(35)	(189)	72	(254)
(1) Amounts recognized in OCI for excluded components for the periods presented were immaterial.

The tables below present the gains (losses) on our derivative financial instruments and hedging activity in the Condensed Consolidated Statements of Income.

Derivative Financial Instruments and Hedging Activity	For the three months ended June 30, 2026
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$9	$2	$—	$—	$—
Effects of cash flow hedges	9	2	—	—	—
Cross-currency swaps	—	—	—	13	—
Foreign currency forward and options contracts	—	—	—	6	—
Effects of net investment hedges(1)	—	—	—	19	—
Interest rate swaps(2)	—	—	—	(34)	—
Debt basis adjustment on Long-term borrowings	—	—	—	34	—
Effects of fair value hedges	—	—	—	1	—
Foreign currency forward contracts	10	3	—	—	—
Other derivatives(3)	—	—	7	—	22
Effects of derivatives not designated as hedging instruments	10	3	7	—	23

	For the three months ended June 30, 2025
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$(3)	$(1)	$—	$—	$—
Effects of cash flow hedges	(3)	(1)	—	—	—
Cross-currency swaps	—	—	—	6	—
Foreign currency forward and option contracts	—	—	—	5	—
Effects of net investment hedges(1)	—	—	—	11	—
Interest rate swaps(2)	—	—	—	24	—
Debt basis adjustment on Long-term borrowings	—	—	—	(28)	—
Effects of fair value hedges	—	—	—	(4)	—
Foreign currency forward contracts	44	12	—	—	(1)
Other derivatives(3)	—	—	4	—	6
Effects of derivatives not designated as hedging instruments	44	12	4	—	5

Derivative Financial Instruments and Hedging Activity	For the six months ended June 30, 2026
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$14	$3	$—	$—	$—
Effects of cash flow hedges	14	3	—	—	—
Cross-currency swaps	—	—	—	25	—
Foreign currency forward and options contracts	—	—	—	11	—
Effects of net investment hedges(1)	—	—	—	36	—
Interest rate swaps(2)	—	—	—	(51)	—
Debt basis adjustment on Long-term borrowings	—	—	—	53	—
Effects of fair value hedges	—	—	—	2	—
Foreign currency forward contracts	23	6	—	—	—
Other derivatives(3)	—	—	4	—	16
Effects of derivatives not designated as hedging instruments	23	6	4	—	16

	For the six months ended June 30, 2025
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$(5)	$(1)	$—	$—	$—
Effects of cash flow hedges	(5)	(1)	—	—	—
Cross-currency swaps	—	—	—	14	—
Foreign currency forward and option contracts	—	—	—	8	—
Effects of net investment hedges(1)	—	—	—	22	—
Interest rate swaps(2)	—	—	—	80	—
Debt basis adjustment on Long-term borrowings	—	—	—	(88)	—
Effects of fair value hedges	—	—	—	(8)	—
Foreign currency forward contracts	59	16	—	—	(1)
Other derivatives(3)	—	—	1	—	(9)
Effects of derivatives not designated as hedging instruments	59	16	1	—	(10)
(1) Changes in fair value related to components other than the spot rate are excluded from effectiveness testing for the three and six months ended June 30, 2026 and 2025.
(2) Amount includes interest income (expense) on interest rate derivatives of $1 million and $(4) million for the three months ended June 30, 2026 and 2025, respectively, and $2 million and $(8) million for the six months ended June 30, 2026 and 2025, respectively.
(3) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.
(4) Amounts are inclusive of gains (losses) in Other (income) expense – net in the Condensed Consolidated Statements of Income.

FAIR VALUE MEASUREMENTS.

The following table represents assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
	As of June 30, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$309	$—	$309	$—	$399	$—	$399
Investment securities	52	—	30	82	47	—	30	77
Derivatives	—	222	—	222	—	256	—	256
Liabilities:
Derivatives	—	167	—	167	—	207	—	207
Contingent consideration	—	—	20	20	—	—	30	30

Cash equivalents
As of June 30, 2026 and December 31, 2025, Cash, cash equivalents, and restricted cash of $2,105 million and $4,512 million, respectively, included money market funds of $309 million and $399 million, and other cash equivalents of $950 million and $3,046 million, respectively. The carrying values of the other cash equivalents approximates the fair value due to their short maturities and are valued using Level 1 or Level 2 inputs. Refer to Note 16, “Supplemental Financial Information” for further information.

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

Non-recurring fair value measurements
Changes in fair value measurements of assets and liabilities measured at fair value on a non-recurring basis, such as equity method investments, equity investments without readily determinable fair value, financing receivables, and long-lived assets, were not material for the six months ended June 30, 2026 and 2025, with the exception of the gain on fair value measurement of the NMP equity method investment as described in Note 7, “Acquisitions, Goodwill, and Other Intangible Assets.”

Fair value of other financial instruments
The estimated fair value of borrowings as of June 30, 2026 and December 31, 2025 was $10,495 million and $10,545 million, respectively, compared to a carrying value (which only includes a reduction for unamortized debt issuance costs and discounts and cumulative basis adjustment) of $10,093 million and $10,003 million, respectively. The fair value of our borrowings includes accrued interest and is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 8, “Borrowings” and Note 16, “Supplemental Financial Information” for further information.

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

	For the six months ended June 30
	2026	2025
Balance at beginning of period	$169	$168
Current-year provisions	104	113
Expenditures	(95)	(120)
Foreign currency exchange and other	(1)	6
Balance at end of period	$176	$166

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

Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. Service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia (the “District Court”) against a number of pharmaceutical and medical device companies, including GE HealthCare and certain affiliates, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint seeks monetary relief and alleges that the defendants provided funding for an Iraqi terrorist organization through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of the plaintiffs’ claims. In January 2022, a panel of the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) reversed the District Court’s decision. In February 2022, the defendants requested review of the decision by all the judges on the Court of Appeals (an “en banc” review). In February 2023, the Court of Appeals denied this request. In June 2023, defendants petitioned the Supreme Court to review the Court of Appeals’ decision. In June 2024, the Supreme Court vacated the Court of Appeals’ decision and remanded the case to the Court of Appeals for further consideration. In January 2026, the Court of Appeals reversed the District Court’s decision to dismiss the complaint and remanded the case for further proceedings. In April 2026, the Court of Appeals denied defendants’ request for an en banc review of the Court of Appeals’ decision. The parties are now in the discovery process.

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

TARIFF REFUND CLAIMS.

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs thereunder. In April 2026, U.S. Customs and Border Protection announced a new administrative process for importers to obtain refunds of certain tariffs imposed under IEEPA.

The Company has submitted eligible refund claims through the established refund process and recognizes a receivable for anticipated IEEPA tariff refunds when management concludes that recovery of previously recognized tariff costs is probable and the amount of the recovery can be reasonably estimated. As of June 30, 2026, the Company received $107 million of refunds and recorded a $38 million receivable for submitted claims not yet reimbursed. The receivable is included within Receivables - net of allowances in the Condensed Consolidated Statements of Financial Position. In the second quarter of 2026, we recognized pre-tax benefits from tariff refunds of $106 million related to tariffs incurred in 2025 and $23 million related to tariffs incurred in 2026, all of which are recorded within Cost of products sold and Cost of services sold in the Condensed Consolidated Statements of Income.

While the Company believes recovery of the submitted claims is probable and estimable, the ultimate amount and timing of recovery remain subject to validation and administrative processing procedures, as well as potential legal, regulatory, and administrative developments. Accordingly, actual recoveries could differ from recorded amounts.

NOTE 14. RESTRUCTURING ACTIVITIES

Restructuring activities are essential to optimize the business operating model for GE HealthCare and mostly involve workforce reductions, organizational realignments, and revisions to our real estate footprint. Specifically, restructuring charges (gains) primarily include employee-related termination benefits associated with workforce reductions, facility exit costs, asset write-downs, and cease-use costs. Net expenses for restructuring are excluded from Segment EBIT.

Net expenses for restructuring initiatives committed to by management through June 30, 2026 are included in the table below.

	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
Employee termination costs	$25	$12	$68	$32
Facility and other exit costs	2	1	5	2
Asset write-downs	—	5	3	6
Total restructuring activities – net	$27	$18	$76	$40

These restructuring initiatives are expected to result in additional expenses of approximately $38 million, to be incurred primarily over the next 12 months, substantially related to employee-related termination benefits and asset write-downs. Restructuring expenses (gains) are recognized within Cost of products, Cost of services, or SG&A, as appropriate, in the Condensed Consolidated Statements of Income.

Liabilities related to restructuring are recognized within Current compensation and benefits, All other current liabilities, Non-current compensation and benefits, and All other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The activity related to our restructuring liabilities follows.

	Employee termination costs	Facility and other exit costs	Total
Balance at December 31, 2025	$82	$11	$92
Charges and reserve adjustments	69	(2)	68
Payments and other adjustments	(48)	(2)	(51)
Balance at June 30, 2026	$103	$7	$109

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

Earnings Per Share	For the three months ended June 30		For the six months ended June 30
(In millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$573	$500	$985	$1,088
Net (income) loss attributable to noncontrolling interests	(13)	(14)	(35)	(39)
Net income attributable to GE HealthCare	$561	$486	$950	$1,049
Denominator:
Basic weighted-average shares outstanding	453	457	454	457
Dilutive effect of common stock equivalents	1	1	1	1
Diluted weighted-average shares outstanding	454	458	456	459
Basic earnings per share	$1.24	$1.06	$2.09	$2.30
Diluted earnings per share	1.24	1.06	2.08	2.29
Antidilutive securities(1)	5	5	4	4
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents(1)	$2,079	$4,492
Short-term restricted cash	26	20
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Financial Position	2,105	4,512
Long-term restricted cash(2)	3	3
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Cash Flows	$2,108	$4,515
(1) The decrease in Cash and cash equivalents was primarily due to the Intelerad acquisition. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for further information.
(2) Long-term restricted cash is recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

INVENTORIES.

	As of
	June 30, 2026	December 31, 2025
Raw materials	$1,063	$1,002
Work in process	103	95
Finished goods	1,317	1,137
Inventories	$2,483	$2,234

Certain inventory items are long-term in nature and therefore have been recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position and are not reflected in the table above. See the supplemental table “All Other Non-Current Assets” for further information.

PROPERTY, PLANT, AND EQUIPMENT – NET.

	As of
	June 30, 2026	December 31, 2025
Land and improvements	$139	$144
Buildings, structures, and related equipment	2,207	2,140
Machinery and equipment	2,872	2,872
Leasehold improvements and manufacturing plants under construction	582	574
Total property, plant, and equipment, at original cost	5,799	5,731
Accumulated depreciation	(3,044)	(3,049)
Operating lease ROU assets, net of amortization	391	410
Property, plant, and equipment – net	$3,146	$3,092

Depreciation expense related to Property, plant, and equipment – net, exclusive of operating lease ROU assets, was $76 million and $73 million for the three months ended June 30, 2026 and 2025, and $154 million and $138 million for the six months ended June 30, 2026 and 2025, respectively.

ALL OTHER ASSETS AND ALL OTHER LIABILITIES.

All Other Current Assets	As of
	June 30, 2026	December 31, 2025
Prepaid expenses and deferred costs	$300	$228
Financing receivables – net	92	95
Derivative instruments	125	169
Income tax receivables	164	154
Other(1)	111	81
All other current assets	$793	$726
(1) Other primarily consists of the current portion of capitalized cloud computing arrangement implementation costs, and indemnity assets associated with the separation agreements with GE. See the supplemental table “Capitalized Cloud Computing Arrangement Implementation Costs” for further information.

All Other Non-Current Assets	As of
	June 30, 2026	December 31, 2025
Prepaid pension asset	$738	$742
Equity method and other investments	362	351
Financing receivables – net	191	190
Derivative instruments	97	88
Long-term receivables – net	183	190
Inventories	127	121
Contract and other deferred assets	216	211
Capitalized cloud computing arrangement implementation costs(1)	221	200
Other(2)	120	112
All other non-current assets	$2,254	$2,205
(1) See the supplemental table “Capitalized Cloud Computing Arrangement Implementation Costs” for further information.
(2) Other primarily consists of indemnity assets associated with separation agreements with GE and income tax receivables.

All Other Current Liabilities	As of
	June 30, 2026	December 31, 2025
Sales allowances and related liabilities	$237	$256
Income and indirect tax liabilities including uncertain tax positions	180	324
Product warranties	176	169
Accrued logistics and utilities	205	197
Operating lease liabilities	131	134
Derivative instruments	55	47
Interest payable on borrowings	91	100
Environmental and asset retirement obligations	11	11
Other(1)	344	348
All other current liabilities	$1,429	$1,587
(1) Other primarily consists of miscellaneous accrued costs, dividends payable, and contingent consideration liabilities.

All Other Non-Current Liabilities	As of
	June 30, 2026	December 31, 2025
Contract liabilities	$857	$803
Operating lease liabilities	263	284
Environmental and asset retirement obligations	441	413
Income and indirect tax liabilities including uncertain tax positions	232	156
Derivative instruments	113	160
Finance lease obligations	54	42
Sales allowances and related liabilities	26	23
Other(1)	149	178
All other non-current liabilities	$2,133	$2,061
(1) Other primarily consists of miscellaneous accrued costs, indemnity liabilities associated with separation agreements with GE, and contingent consideration liabilities.

CAPITALIZED CLOUD COMPUTING ARRANGEMENT IMPLEMENTATION COSTS.

	As of
	June 30, 2026	December 31, 2025
Capitalized implementation costs	$340	$249
Accumulated amortization	(68)	(49)
Total Capitalized cloud computing arrangement implementation costs, net	$272	$200

Capitalized cloud computing arrangement implementation costs are recognized within All other current assets and All other non-current assets in the Condensed Consolidated Statements of Financial Position. Amortization expense related to capitalized cloud computing arrangement implementation costs was $11 million and $4 million for the three months ended June 30, 2026 and 2025, respectively, and $19 million and $8 million for the six months ended June 30, 2026 and 2025, respectively.

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

Included within Accounts payable in the Condensed Consolidated Statements of Financial Position as of June 30, 2026 and December 31, 2025 were $334 million and $360 million, respectively, of confirmed supplier invoices that are outstanding and subject to third-party programs.

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

Activity attributable to redeemable noncontrolling interests is presented below.

	For the six months ended June 30
	2026	2025
Balance at beginning of period	$209	$188
Net income attributable to redeemable noncontrolling interests	32	37
Distributions to redeemable noncontrolling interests and other	(12)	(5)
Balance at end of period	$229	$220

OTHER INCOME (EXPENSE) – NET.

	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
Net financing income and investment income (loss)	$7	$6	$6	$5
Equity method income (loss)	—	1	(2)	4
Change in fair value of assumed obligations	(3)	(10)	(9)	(18)
Gain on remeasurement of NMP equity method investment(1)	—	—	—	97
Other items, net(2)	18	2	64	11
Total other income (expense) – net	$22	$(1)	$58	$98
(1) Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.
(2) Other items, net primarily consists of a mix of licensing and royalty income, lease income, gains and losses related to derivatives, and change in tax indemnities. Additionally, for the six months ended June 30, 2026, it includes income from contract settlements, and for the six months ended June 30, 2025, it includes a realization of a gain contingency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial results should be read in conjunction with the condensed consolidated financial statements and corresponding notes (the “financial statements”) included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provide information management believes to be relevant to understanding the financial results of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) for the three and six months ended June 30, 2026 and 2025. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances; see “Forward-Looking Statements.” Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The following tables are presented in millions of United States (“U.S.”) dollars unless otherwise stated, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows may not sum due to the use of rounded numbers. Percentages presented are calculated from the underlying whole-dollar amounts and, unless otherwise stated, represent changes year-over-year. References to the “Spin-Off” are related to the spin-off of GE HealthCare Technologies Inc. from General Electric Company, which now operates as GE Aerospace (“GE”).

In the second quarter of 2026, we made a strategic change to our executive leadership and to our segments, combining our Imaging and Advanced Visualization Solutions (“AVS”) businesses into a new operating and reportable segment, Advanced Imaging Solutions (“AIS”). Following this organizational change, GE HealthCare’s operations has three reportable segments: AIS, Pharmaceutical Diagnostics (“PDx”), and Patient Care Solutions (“PCS”), and we assessed their performance using Segment revenues and Segment EBIT. These segments have been identified based on the nature of the products sold and how the Company manages its operations. Historical segment financial information presented within this report has been recast to conform to the new reportable segment structure. For additional information on our segments, refer to Note 3, “Segment Information.”

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

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Global Trade and Macroeconomic Environment
Starting in February 2025, the U.S. imposed a variety of new tariffs on most imports from nearly all countries in the world. Tariffs by the U.S. and several other countries have materially impacted our financial results and should the tariffs continue at current levels, we expect to continue to see a material impact. Additional tariffs or other trade restrictions by the U.S. or by other countries where we do significant business could further materially impact our results in the future. While we are taking actions to mitigate the impact of tariffs, we do not expect that our mitigation actions will fully offset the additional costs or other negative impacts resulting from the tariffs. Tariffs negatively impacted our Operating income by $68 million and $156 million for the three and six months ended June 30, 2026, respectively, and $43 million and $52 million for the three and six months ended June 30, 2025, respectively. Our cash flows were negatively impacted by $63 million and $175 million for the three and six months ended June 30, 2026, respectively, and $87 million and $95 million for the three and six months ended June 30, 2025, respectively. These impacts are exclusive of any benefits from tariff refunds as disclosed below.

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs thereunder and in April 2026, U.S. Customs and Border Protection announced a new administrative process for importers to obtain refunds of certain tariffs imposed under IEEPA. In the second quarter of 2026, the Company submitted refund claims, received $107 million of refunds, and recorded a $38 million receivable for submitted claims not yet reimbursed within Receivables - net of allowances in the Condensed Consolidated Statements of Financial Position. In the second quarter of 2026, we recognized pre-tax benefits from tariff refunds of $106 million related to tariffs incurred in 2025 and $23 million related to tariffs incurred in 2026, all of which are recorded within Cost of products sold and Cost of services sold in the Condensed Consolidated Statements of Income. While the Company believes recovery of the submitted claims is probable, the ultimate amount and timing of recovery remain subject to validation and administrative processing procedures, as well as potential legal, regulatory, and administrative developments. Accordingly, actual recoveries could differ from recorded amounts. The Company intends to continue to file claims for additional tariff refunds, predominantly related to tariffs incurred in 2025. The timing and amount of any additional refunds remain uncertain and are subject to eligibility requirements, administrative processing, and other limitations.

We continue to monitor the global markets in which we operate for changes in customer behavior, changes in government procurement and reimbursement, and indirect impacts from the tariffs. Should these or other factors dampen economic growth, slow global trade, or impact inflation, we could see adverse impacts to our business as our customers adapt to the change in economic environment. We also continue to monitor potential impacts on purchasing decisions by both public and private customers in China and other markets as a result of the current trade environment, as well as other actions related to tariffs and trade frictions, investigations, or activities that could similarly increase our costs or otherwise impact our business. In addition, if negative sentiment towards U.S. companies influences the purchasing decisions of global customers, our business could be impacted materially.

Other Geopolitical and Macroeconomic Uncertainties
Global geopolitical instability, including the conflict in the Middle East, adversely impacted our costs, supply chains, and logistics during the second quarter of 2026. These conditions resulted in increased costs and challenges in maintaining service levels in affected areas.

We continue to monitor impacts related to key raw materials directly and indirectly related to our products or delivery of our products, including memory chips, logistics (inclusive of freight), and other costs linked to the price of oil and other critical components. Sustained cost inflation or constrained availability of critical components could negatively impact our ability to both produce and deliver products to our customers in a timely manner. We continue to take action to mitigate the exposures under the current environment by securing supply and identifying opportunities to partially offset cost increases; however, if the current environment continues or deteriorates further we will continue to see adverse impacts to our results.

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

Russia and Ukraine Conflict
We had $190 million and $214 million of assets in, or directly related to, Russia and Ukraine as of June 30, 2026 and December 31, 2025, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $106 million and $123 million from customers in these two countries for the six months ended June 30, 2026 and 2025, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. Under the current U.S. Department of Commerce regulations, we are permitted to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which has eliminated the need for us to obtain individual U.S. licenses in most cases; however, licenses still may be needed for some transactions. The European Union and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. The implementation of these measures affected our ability to supply customers in Russia during the six months ended June 30, 2026 and 2025 and is expected to continue to do so. There is no guarantee we will obtain all of the licenses for which we apply, that any approvals we obtain will be on a timely basis, will remain in effect, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. We will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

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

___________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented.

Condensed Consolidated Statements of Income (Unaudited)	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
Sales of products	$3,416	$3,263	$6,762	$6,380
Sales of services	1,878	1,743	3,664	3,404
Total revenues	5,295	5,007	10,425	9,784
Cost of products	2,217	2,160	4,500	4,122
Cost of services	898	863	1,769	1,665
Gross profit	2,180	1,985	4,157	3,997
Selling, general, and administrative	1,118	1,029	2,235	2,069
Research and development	323	302	668	646
Total operating expenses	1,441	1,331	2,903	2,714
Operating income	739	654	1,254	1,283
Interest and other financial charges – net	114	113	210	224
Non-operating benefit (income) costs	(45)	(73)	(96)	(148)
Other (income) expense – net	(22)	1	(58)	(98)
Income before income taxes	693	613	1,198	1,304
Benefit (provision) for income taxes	(119)	(113)	(213)	(216)
Net income	573	500	985	1,088
Net (income) loss attributable to noncontrolling interests	(13)	(14)	(35)	(39)
Net income attributable to GE HealthCare	$561	$486	$950	$1,049

TOTAL REVENUES.

Revenues by Segment	For the three months ended June 30				For the six months ended June 30
	2026	2025	% change	% organic* change	2026	2025	% change	% organic* change
Segment revenues
AIS	$3,771	$3,493	7.9%	5.0%	$7,410	$6,872	7.8%	4.5%
PDx	843	729	15.6%	14.6%	1,612	1,362	18.4%	12.3%
PCS	675	778	(13.3)%	(13.5)%	1,379	1,531	(10.0)%	(10.9)%
Other(1)	6	6			24	19
Total revenues	$5,295	$5,007	5.7%	3.5%	$10,425	$9,784	6.6%	3.2%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services, which does not meet the definition of an operating segment.

Revenues by Region	For the three months ended June 30			For the six months ended June 30
	2026	2025	% change	2026	2025	% change
United States and Canada (“USCAN”)	$2,476	$2,340	5.8%	$4,838	$4,577	5.7%
Europe, the Middle East, and Africa (“EMEA”)	1,348	1,268	6.3%	2,688	2,442	10.1%
China region	582	563	3.4%	1,149	1,156	(0.6)%
Rest of World	888	836	6.3%	1,751	1,609	8.8%
Total revenues	$5,295	$5,007	5.7%	$10,425	$9,784	6.6%

For the three months ended June 30, 2026
Total revenues were $5,295 million, growing 5.7% as reported and 3.5% organically*. Sales of products increased 4.7% or $153 million primarily driven by strong growth in PDx and AIS revenues, partially offset by declines in PCS revenues. Sales of services increased 7.7% or $135 million primarily driven by the acquisition of Intelerad and growth in new and existing customer contractual agreements.
____________________
*Non-GAAP Financial Measure

The segment revenues were as follows:

•AIS segment revenues were $3,771 million, growing 7.9% or $277 million as reported due to an increase in Organic revenue* and the acquisition of Intelerad. Organic revenue* grew 5.0% driven by strong growth in CardioVascular & Interventional Solutions, Computed Tomography (“CT”), and Molecular Imaging (“MI”) product lines;
•PDx segment revenues were $843 million, growing 15.6% or $114 million as reported, driven by growth in volume and price in contrast media and radiopharmaceutical products; and
•PCS segment revenues were $675 million, decreasing 13.3% or $104 million, primarily driven by operational and fulfillment challenges.

The regional revenues were as follows:

•USCAN revenues were $2,476 million, growing 5.8% or $136 million, with growth across PDx and AIS, inclusive of Intelerad revenues, partially offset by a decline in PCS revenues;
•EMEA revenues were $1,348 million, growing 6.3% or $80 million, primarily driven by growth in AIS revenues as well as favorable foreign currency impacts;
•China region revenues were $582 million, growing 3.4% or $19 million, primarily driven by favorable foreign currency impacts, partially offset by a decline in PCS revenues; and
•Rest of World revenues were $888 million, growing 6.3% or $52 million, primarily due to growth in AIS and PDx revenues.

For the six months ended June 30, 2026

Total revenues were $10,425 million, growing 6.6% as reported and 3.2% organically*. Sales of products increased 6.0% or $381 million primarily driven by growth in PDx and AIS revenues, as well as favorable foreign currency impacts, partially offset by declines in PCS revenues. Sales of services increased 7.6% or $260 million primarily driven by growth in new and existing customer contractual agreements and the acquisition of Intelerad, as well as favorable foreign currency impacts.

The segment revenues were as follows:

•AIS segment revenues were $7,410 million, growing 7.8% or $538 million as reported due to an increase in Organic revenue*, favorable foreign currency impacts, and the acquisition of Intelerad. Organic revenue grew 4.5% driven by strong growth in CT and CardioVascular & Interventional Solutions product lines;
•PDx segment revenues were $1,612 million, growing 18.4% or $251 million as reported, largely driven by an increase in Organic revenue* and the acquisition of Nihon Medi-Physics Co., Ltd. (“NMP”). Organic revenue* grew 12.3% driven by growth in volume and price in contrast media and radiopharmaceutical products; and
•PCS segment revenues were $1,379 million, decreasing 10.0% or $153 million, primarily driven by operational and fulfillment challenges.

The regional revenues were as follows:

•USCAN revenues were $4,838 million, growing 5.7% or $261 million, largely driven by growth across AIS, inclusive of Intelerad revenues, and PDx revenues, partially offset by a decline in PCS revenues;
•EMEA revenues were $2,688 million, growing 10.1% or $246 million with favorable foreign currency impacts as well as growth in AIS revenues;
•China region revenues were $1,149 million, decreasing 0.6% or $7 million with declines in AIS and PCS revenues largely offset by favorable foreign currency impacts as well as growth in PDx revenues; and
•Rest of World revenues were $1,751 million, growing 8.8% or $142 million with growth in AIS and PDx, inclusive of NMP revenues, as well as favorable foreign currency impacts.

____________________
*Non-GAAP Financial Measure

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the three months ended June 30					For the six months ended June 30
	2026	% of Total revenues	2025	% of Total revenues	% change	2026	% of Total revenues	2025	% of Total revenues	% change
Operating income	$739	14.0%	$654	13.1%	13.1%	$1,254	12.0%	$1,283	13.1%	(2.3)%
Net income attributable to GE HealthCare	561	10.6%	486	9.7%	15.5%	950	9.1%	1,049	10.7%	(9.5)%
Adjusted EBIT*	750	14.2%	729	14.6%	2.9%	1,440	13.8%	1,443	14.8%	(0.2)%
Adjusted net income*	515	9.7%	487	9.7%	5.6%	967	9.3%	951	9.7%	1.7%

For the three months ended June 30, 2026

Operating income was $739 million, an increase of $86 million and 90 basis points as a percent of Total revenues. The increase was due to the following factors:

•Gross profit increased $195 million or 150 basis points as a percent of Total revenues primarily due to tariff refunds, a growth in sales volume, and an increase in price, partially offset by cost inflation. Cost of products sold increased $57 million, but decreased 130 basis points as a percent of Sales of products. The decrease as a percent of sales was driven primarily by tariff refunds and a growth in volume, partially offset by cost inflation and investment in design follow-through. Cost of services sold increased $35 million but decreased 170 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by an increase in the pricing of our service offerings and tariff refunds, partially offset by cost inflation. Included in our total cost of revenues as part of our product investment was $139 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $128 million for the prior year comparable period; and
•Total operating expenses increased $110 million primarily due to an increase in Selling, general, and administrative (“SG&A”) expense of $89 million, primarily driven by expenses related to our recent acquisitions and increased employee benefit costs, and an increase in Research and development (“R&D”) of $21 million, due to investments including those related to recent acquisitions, partially offset by certain programs achieving development milestones resulting in costs to be reported under cost of revenues. SG&A as a percentage of Total revenues increased by 60 basis points and R&D as a percentage of Total revenues increased by 10 basis points.

Net income attributable to GE HealthCare and Net income margin were $561 million and 10.6%, an increase of $75 million and 90 basis points, respectively, primarily due to the following factors:

•Operating income increased $86 million, as discussed above;
•Non-operating benefit income decreased $28 million primarily due to lower current year amortization of postretirement benefit plan other comprehensive income;
•Other income – net increased $23 million primarily driven by an increase in Other items, net, and lower Change in fair value of assumed obligations, as disclosed in Note 16, “Supplemental Financial Information”; and
•Provision for income taxes increased $7 million primarily due to higher earnings in 2026 offset by reconciling adjustments to recorded tax account balances. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $750 million and 14.2%, an increase of $21 million, but a decrease of 40 basis points as a percent of Total revenues. The decrease as a percent of Total revenues was primarily due to cost inflation and planned investments, partially offset by a growth in sales volume. The impact of incremental year-over-year tariff expense was offset by tariff refunds relating to 2026.

Adjusted net income* was $515 million, an increase of $27 million primarily due to an increase in Adjusted EBIT*, as discussed above.

For the six months ended June 30, 2026

Operating income was $1,254 million, a decrease of $29 million and 110 basis points as a percent of Total revenues. The decrease was due to the following factors:

____________________
*Non-GAAP Financial Measure

•Gross profit increased $160 million but decreased 100 basis points as a percent of Total revenues. The decrease as a percent of Total revenues was primarily due to an increase in Cost of products. Cost of products sold increased $378 million or 190 basis points as a percent of Sales of products. The increase as a percent of sales was largely driven by cost inflation, investment in design follow-through, and a now resolved PDx supplier issue, partially offset by tariff refunds. Cost of services sold increased $104 million but decreased 60 basis points as a percent of Sales of services. The decrease as a percent of sales was largely driven by an increase in pricing of our service offerings, partially offset by cost inflation, with tariff refunds offsetting the incremental year-over-year tariff expense. Included in our total cost of revenues as part of our product investment was $267 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $224 million for the prior year comparable period; and
•Total operating expenses increased $189 million, with an increase in SG&A expense of $166 million primarily driven by expenses related to recent acquisitions and foreign currency movements, and an increase in R&D investments of $23 million, primarily driven by foreign currency movements and investments including those related to recent acquisitions, partially offset by certain programs achieving development milestones resulting in costs to be reported under cost of revenues. SG&A as a percentage of Total revenues increased by 30 basis points and R&D as a percentage of Total revenues decreased by 20 basis points.

Net income attributable to GE HealthCare and Net income margin were $950 million and 9.1%, a decrease of $100 million and 160 basis points respectively, primarily due to the following factors:

•Operating income decreased $29 million, as discussed above;
•Interest and other financial charges – net decreased $14 million primarily driven by efficient management of the debt profile;
•Non-operating benefit income decreased $52 million primarily related to lower current year amortization of postretirement benefit plan other comprehensive income;
•Other income – net decreased $39 million primarily driven by the non-repeat of the prior year remeasurement of the Company’s 50% interest in NMP based on the cash consideration exchanged for acquiring the remaining 50% equity interest, partially offset by income from contract settlements in the first quarter. For additional detail refer to Note 16, “Supplemental Financial Information”; and
•Provision for income taxes decreased $3 million primarily due to reconciling adjustments to recorded tax account balances booked in the current year, and non-recurring prior year benefits from the release of foreign income tax reserves and a nontaxable remeasurement gain in connection with the NMP acquisition. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $1,440 million and 13.8%, a decrease of $3 million and 90 basis points, respectively, primarily due to a decrease in operating income, as discussed above.

Adjusted net income* was $967 million, an increase of $16 million primarily due to lower Interest and other financial charges – net.

RESULTS OF OPERATIONS – SEGMENTS

We exclude from Segment EBIT certain corporate-related expenses and certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-operational, such as Interest and other financial charges – net, Benefit (provision) for income taxes, restructuring costs, acquisition and disposition-related benefits (charges), Spin-Off and separation costs and other adjustments, Non-operating benefit (income) costs, gain (loss) on business and asset dispositions, amortization of acquisition-related intangible assets, Net (income) loss attributable to noncontrolling interests, Income (loss) from discontinued operations, net of taxes, investment revaluation gain (loss), and other non-recurring items such as refunds for tariffs incurred in prior years. See Note 3, “Segment Information” for additional information on our reportable segments, and “Results of Operations” above for discussion on segment revenue performance.

Segment EBIT	For the three months ended June 30					For the six months ended June 30
	2026	% of segment revenues	2025	% of segment revenues	% change	2026	% of segment revenues	2025	% of segment revenues	% change
AIS	$525	13.9%	$455	13.0%	15.4%	$1,004	13.5%	$914	13.3%	9.8%
PDx	250	29.6%	213	29.3%	16.9%	446	27.7%	418	30.7%	6.7%
PCS	(26)	(3.8)%	60	7.7%	(143.0)%	(16)	(1.2)%	108	7.0%	(114.8)%

____________________
*Non-GAAP Financial Measure

For the three months ended June 30, 2026

•AIS Segment EBIT was $525 million, an increase of $70 million due to a growth in sales volume and an increase in price, partially offset by cost inflation. The impact of incremental year-over-year tariff expense was offset by tariff refunds relating to 2026;
•PDx Segment EBIT was $250 million, an increase of $36 million due to a growth in sales volume and an increase in price, partially offset by planned investments; and
•PCS Segment EBIT was $(26) million, a decrease of $85 million due to a decline in sales volume and cost inflation.

For the six months ended June 30, 2026

•AIS Segment EBIT was $1,004 million, an increase of $89 million due to a growth in sales volume and contract settlements, partially offset by cost inflation, including the impact of incremental tariffs;
•PDx Segment EBIT was $446 million, an increase of $28 million due to a growth in sales volume and an increase in price, partially offset by a now resolved supplier issue and planned investments; and
•PCS Segment EBIT was $(16) million, a decrease of $124 million due to a decline in sales volume and cost inflation.

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
____________________
*Non-GAAP Financial Measure

Organic Revenue*	For the three months ended June 30			For the six months ended June 30
	2026	2025	% change	2026	2025	% change
AIS revenues	$3,771	$3,493	7.9%	$7,410	$6,872	7.8%
Less: Acquisitions(1)	62	—		72	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	41	—		156	—
AIS Organic revenue*	$3,668	$3,493	5.0%	$7,182	$6,872	4.5%
PDx revenues	$843	$729	15.6%	$1,612	$1,362	18.4%
Less: Acquisitions(1)	—	—		50	1
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	8	—		35	—
PDx Organic revenue*	$835	$729	14.6%	$1,527	$1,360	12.3%
PCS revenues	$675	$778	(13.3)%	$1,379	$1,531	(10.0)%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	2	—		14	—
PCS Organic revenue*	$673	$778	(13.5)%	$1,365	$1,531	(10.9)%
Other revenues	$6	$6	3.8%	$24	$19	27.1%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	—	—		—	—
Other Organic revenue*	$6	$6	3.8%	$24	$19	27.1%
Total revenues	$5,295	$5,007	5.7%	$10,425	$9,784	6.6%
Less: Acquisitions(1)	62	—		122	1
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	51	—		205	—
Organic revenue*	$5,182	$5,007	3.5%	$10,098	$9,783	3.2%

(1)
Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction, excluding the impact of Foreign currency exchange already captured in lines elsewhere.

(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

__________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the three months ended June 30			For the six months ended June 30
	2026	2025	% change	2026	2025	% change
Net income attributable to GE HealthCare	$561	$486	15.5%	$950	$1,049	(9.5)%
Add: Interest and other financial charges – net	114	113		210	224
Add: Non-operating benefit (income) costs	(45)	(73)		(96)	(148)
Less: Benefit (provision) for income taxes	(119)	(113)		(213)	(216)
Less: Net (income) loss attributable to noncontrolling interests	(13)	(14)		(35)	(39)
EBIT*	761	653	16.7%	1,312	1,380	(5.0)%
Add: Restructuring costs(1)	27	18		76	40
Add: Acquisition and disposition-related charges (benefits)(2)	11	7		46	15
Add: Spin-Off and separation costs and other adjustments(3)	(5)	5		(2)	29
Add: (Gain) loss on business and asset dispositions(4)	—	5		—	(5)
Add: Amortization of acquisition-related intangible assets	61	40		108	75
Add: Investment revaluation (gain) loss(5)	—	1		8	(92)
Less: Tariff refunds(6)	106	—		106	—
Adjusted EBIT*	$750	$729	2.9%	$1,440	$1,443	(0.2)%
Net income margin	10.6%	9.7%	90 bps	9.1%	10.7%	(160) bps
Adjusted EBIT margin*	14.2%	14.6%	(40) bps	13.8%	14.8%	(90) bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)
Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.

(3)
Costs and other adjustments related to the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the six months ended June 30, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

(6)	Consists of the pre-tax impact of refunds pertaining to IEEPA tariffs incurred in the year ended December 31, 2025.

__________________
*Non-GAAP Financial Measure

Adjusted Net Income*	For the three months ended June 30			For the six months ended June 30
	2026	2025	% change	2026	2025	% change
Net income attributable to GE HealthCare	$561	$486	15.5%	$950	$1,049	(9.5)%
Add: Non-operating benefit (income) costs	(45)	(73)		(96)	(148)
Add: Restructuring costs(1)	27	18		76	40
Add: Acquisition and disposition-related charges (benefits)(2)	11	7		46	15
Add: Spin-Off and separation costs and other adjustments(3)	(5)	5		(2)	34
Add: (Gain) loss on business and asset dispositions(4)	—	5		—	(5)
Add: Amortization of acquisition-related intangible assets	61	40		108	75
Add: Investment revaluation (gain) loss(5)	—	1		8	(92)
Less: Tariff refunds(6)	106	—		106	—
Add: Tax effect of reconciling items(7)	11	(1)		(8)	(1)
Add: Spin-Off and other tax adjustments(8)	—	—		(7)	(18)
Adjusted net income*	$515	$487	5.6%	$967	$951	1.7%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)
Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.

(3)
Costs and other adjustments related to the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. For the six months ended June 30, 2025, an adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the six months ended June 30, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

(6)
Consists of the pre-tax impact of refunds pertaining to IEEPA tariffs incurred in the year ended December 31, 2025. The associated tax effect is presented on the Tax effect of reconciling items line. The net of tax impact of tariff refunds is $81 million for the three and six months ended June 30, 2026.

(7)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(8)
Consists of certain income tax adjustments, including foreign income tax reserve releases and discrete tax impacts resulting from the Spin-Off and separation from GE and for the six months ended June 30, 2025, includes tax impacts of the NMP acquisition.

___________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the three months ended June 30			For the six months ended June 30
(In dollars, except shares outstanding presented in millions)	2026	2025	$ change	2026	2025	$ change
Diluted earnings per share	$1.24	$1.06	$0.18	$2.08	$2.29	$(0.20)
Add: Non-operating benefit (income) costs	(0.10)	(0.16)		(0.21)	(0.32)
Add: Restructuring costs(1)	0.06	0.04		0.17	0.09
Add: Acquisition and disposition-related charges (benefits)(2)	0.02	0.02		0.10	0.03
Add: Spin-Off and separation costs and other adjustments(3)	(0.01)	0.01		(0.01)	0.07
Add: (Gain) loss on business and asset dispositions(4)	—	0.01		—	(0.01)
Add: Amortization of acquisition-related intangible assets	0.13	0.09		0.24	0.16
Add: Investment revaluation (gain) loss(5)	—	0.00		0.02	(0.20)
Less: Tariff refunds(6)	0.23	—		0.23	—
Add: Tax effect of reconciling items(7)	0.02	(0.00)		(0.02)	(0.00)
Add: Spin-Off and other tax adjustments(8)	—	—		(0.02)	(0.04)
Adjusted earnings per share*	$1.13	$1.06	$0.07	$2.12	$2.07	$0.05
Diluted weighted-average shares outstanding	454	458		456	459

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)
Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.

(3)
Costs and other adjustments related to the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. For the six months ended June 30, 2025, an adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the six months ended June 30, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

(6)
Consists of the pre-tax impact of refunds pertaining to IEEPA tariffs incurred in the year ended December 31, 2025. The associated tax effect is presented on the Tax effect of reconciling items line. The net of tax impact of tariff refunds is $0.18 for the three and six months ended June 30, 2026.

(7)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(8)
Consists of certain income tax adjustments, including foreign income tax reserve releases and discrete tax impacts resulting from the Spin-Off and separation from GE and for the six months ended June 30, 2025, includes tax impacts of the NMP acquisition.

Adjusted Tax Expense* and Adjusted ETR*	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
Benefit (provision) for income taxes	$(119)	$(113)	$(213)	$(216)
Add: Tax effect of reconciling items(1)	11	(1)	(8)	(1)
Add: Spin-Off and other tax adjustments(2)	—	—	(7)	(18)
Adjusted tax expense*	$(108)	$(114)	$(229)	$(235)
Effective tax rate	17.2%	18.4%	17.8%	16.6%
Adjusted effective tax rate*	17.1%	18.5%	18.6%	19.3%

(1)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(2)
Consists of certain income tax adjustments, including foreign income tax reserve releases and discrete tax impacts resulting from the Spin-Off and separation from GE and for the six months ended June 30, 2025, includes tax impacts of the NMP acquisition.

Free Cash Flow*	For the six months ended June 30
	2026	2025	% change
Cash from (used for) operating activities	$458	$344	33.0%
Add: Additions to PP&E and internal-use software	(278)	(238)
Add: Dispositions of PP&E	—	—
Free cash flow*	$180	$106	70.0%
___________________
*Non-GAAP Financial Measure

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, our Cash, cash equivalents, and restricted cash balance in the Condensed Consolidated Statements of Financial Position was $2,105 million. We have historically generated positive cash flows from operating activities. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 8, “Borrowings.”

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented:

Cash Flow	For the six months ended June 30
	2026	2025
Cash from (used for) operating activities	$458	$344
Cash from (used for) investing activities	(2,615)	(630)
Cash from (used for) financing activities	(215)	1,075
Free cash flow*	180	106

Operating Activities
Cash generated from operating activities in the six months ended June 30, 2026 was $458 million and included Net income of $985 million, non-cash charges for depreciation and amortization expense of $313 million, and $840 million in net outflows from changes in assets and liabilities. The changes in assets and liabilities are primarily driven by an increase in inventories to meet business demand, compensation and benefit payments, and company-funded payments for postretirement benefit plans. Cash generated from operating activities includes a negative impact, net of refunds received, of $68 million from incremental tariffs.

Cash generated from operating activities in the six months ended June 30, 2025 was $344 million and included Net income of $1,088 million, adjusted for non-cash items including depreciation and amortization expense of $284 million, the gain on remeasurement of NMP equity method investment of $97 million, and $930 million in net outflows from changes in assets and liabilities. The changes in assets and liabilities are primarily driven by compensation and benefit payments, company-funded benefit payments for postretirement benefit plans, an increase in inventories to meet business demand, and a decrease in accounts payable, partially offset off by a decrease in current receivables primarily from collections.

Investing Activities
Cash used for investing activities in the six months ended June 30, 2026 was $2,615 million and primarily included purchases of businesses, net of cash acquired, of $2,293 million related to the acquisition of Intelerad and Additions to PP&E and internal-use software of $278 million related mostly to investments in facilities, including manufacturing capacity expansion, and new product introductions. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the Intelerad acquisition.

Cash used for investing activities in the six months ended June 30, 2025 was $630 million and primarily included purchases of businesses, net of cash acquired, of $279 million largely related to the acquisition of the remaining 50% interest in NMP, additions to PP&E and internal-use software of $238 million related mostly to new product introductions and manufacturing capacity expansion, and a payment of $178 million for settlement of cross-currency swaps that were designated in net investment hedges. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.

Financing Activities
Cash used for financing activities in the six months ended June 30, 2026 was $215 million and primarily included $300 million for repurchases of common stock, partially offset by a net increase in borrowings of $150 million. The net increase in borrowings was primarily driven by $1,150 million of net proceeds from borrowings of $650 million under our Delayed Draw Term Loan and $500 million under our 364-day senior unsecured revolving credit facility, partially offset by $1,000 million from repayments of $500 million of our Term Loan Facility upon maturity and $500 million under our 364-day senior unsecured revolving credit facility. Refer to Note 8, “Borrowings” and Note 11, “Shareholders' Equity” for further information.

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

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt is supported by cash flows from our operations. As of June 30, 2026, we had $10,093 million of total debt compared to $10,003 million as of December 31, 2025. The net increase in debt was due primarily to the $650 million drawdown of the Delayed Draw Term Loan Facility, partially offset by the $500 million repayment of the Term Loan Facility upon maturity.

Our Credit Facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $3,000 million expiring in March 2030, a 364-day senior unsecured revolving facility that provides borrowings of up to $500 million expiring in February 2027, and a Delayed Draw Term Loan Facility with an aggregate committed amount of $650 million maturing in March 2029. As of June 30, 2026, there were no outstanding borrowings on either of the senior unsecured revolving credit facilities and $650 million outstanding on the Delayed Draw Term Loan Facility. Additional information on our debt and Credit Facilities, including definitions of the terms used above, is included in Note 8, “Borrowings.”

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens securing debt, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted consolidated net leverage ratio. As of June 30, 2026, we were in compliance with the covenant requirements, including the maximum permitted consolidated net leverage ratio.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended June 30, 2026, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES.

	Total number of shares purchased	Average price paid per share(1) (in dollars)	Total number of shares purchased as part of publicly announced programs(2)	Approximate dollar value of shares that may yet be purchased under the programs(1)(2) (in millions)
April 1, 2026 - April 30, 2026	—	$—	—	$700
May 1, 2026 - May 31, 2026	3,276,004	61.05	3,276,004	500
June 1, 2026 - June 30, 2026	—	—	—	500
Total	3,276,004	$61.05	3,276,004	$500
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

ITEM 6. EXHIBITS

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).
10.1	One GE HealthCare Annual Bonus Plan.
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from GE HealthCare Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language); (1) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025; (2) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025; (3) Condensed Consolidated Statements of Financial Position as of June 30, 2026 and December 31, 2025; (4) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025; (5) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE HealthCare Technologies Inc.
(Registrant)

July 29, 2026	/s/ George A. Newcomb
Date	George A. Newcomb, Controller & Chief Accounting Officer (authorized signatory)