Form 10-Q
period 2026-09-30
GE HealthCare Technologies Inc.
filed 2026-10-28
CIK 1932393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 452,137,831 shares of common stock with a par value of $0.01 per share outstanding as of October 21, 2026.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income (Unaudited)
	For the three months ended September 30		For the nine months ended September 30
(In millions, except per share amounts)	2026	2025	2026	2025
Sales of products	$3,602	$3,375	$10,364	$9,755
Sales of services	1,911	1,769	5,575	5,172
Total revenues	5,513	5,143	15,939	14,927
Cost of products	2,373	2,270	6,873	6,392
Cost of services	916	884	2,685	2,549
Gross profit	2,224	1,990	6,381	5,987
Selling, general, and administrative	1,100	1,045	3,334	3,114
Research and development	320	292	988	937
Total operating expenses	1,419	1,337	4,322	4,051
Operating income	805	653	2,058	1,936
Interest and other financial charges – net	122	111	332	335
Non-operating benefit (income) costs	(50)	(75)	(146)	(222)
Other (income) expense – net	(19)	(26)	(78)	(124)
Income before income taxes	752	643	1,950	1,947
Benefit (provision) for income taxes	(129)	(179)	(342)	(395)
Net income	623	464	1,608	1,552
Net (income) loss attributable to noncontrolling interests	(9)	(18)	(44)	(57)
Net income attributable to GE HealthCare	$615	$446	$1,564	$1,495

Earnings per share attributable to GE HealthCare:
Basic	$1.36	$0.98	$3.45	$3.27
Diluted	1.36	0.98	3.44	3.26
Weighted-average number of shares outstanding:
Basic	452	456	454	457
Diluted	453	457	455	458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	For the three months ended September 30		For the nine months ended September 30
(In millions)	2026	2025	2026	2025
Net income attributable to GE HealthCare	$615	$446	$1,564	$1,495
Net income (loss) attributable to noncontrolling interests	9	18	44	57
Net income	623	464	1,608	1,552
Other comprehensive income (loss):
Currency translation adjustments – net of taxes	61	(59)	(36)	419
Pension and Other Postretirement Plans – net of taxes	(25)	(29)	(54)	(177)
Cash flow hedges – net of taxes	(16)	17	10	(25)
Other comprehensive income (loss)	20	(71)	(80)	218
Comprehensive income (loss)	643	393	1,528	1,770
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	13	34	52
Comprehensive income attributable to GE HealthCare	$636	$380	$1,494	$1,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
	As of
(In millions, except share and per share amounts)	September 30, 2026	December 31, 2025
Cash, cash equivalents, and restricted cash	$2,854	$4,512
Receivables – net of allowances of $101 and $103	3,925	3,955
Inventories	2,628	2,234
Contract and other deferred assets	1,365	1,073
All other current assets	723	726
Current assets	11,495	12,501
Property, plant, and equipment – net	3,219	3,092
Goodwill	15,140	13,489
Other intangible assets – net	1,812	1,130
Deferred income taxes	4,423	4,491
All other non-current assets	2,283	2,205
Total assets	$38,371	$36,906
Short-term borrowings	$3	$508
Accounts payable	3,320	3,250
Contract liabilities	2,251	2,095
Current compensation and benefits	1,626	1,666
All other current liabilities	1,615	1,587
Current liabilities	8,815	9,105
Long-term borrowings	9,970	9,495
Non-current compensation and benefits	5,107	5,453
Deferred income taxes	318	193
All other non-current liabilities	2,297	2,061
Total liabilities	26,508	26,307
Commitments and contingencies
Redeemable noncontrolling interests	234	209
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 459,920,180 shares issued as of September 30, 2026; 458,844,209 shares issued as of December 31, 2025	5	5
Treasury stock, at cost, 7,785,199 shares as of September 30, 2026 and 3,107,626 shares as of December 31, 2025	(525)	(225)
Additional paid-in capital	6,797	6,707
Retained earnings	6,795	5,281
Accumulated other comprehensive income (loss) – net	(1,459)	(1,388)
Total equity attributable to GE HealthCare	11,614	10,379
Noncontrolling interests	17	11
Total equity	11,630	10,390
Total liabilities, redeemable noncontrolling interests, and equity	$38,371	$36,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of June 30, 2026	459	$5	8	$(525)	$6,776	$6,199	$(1,480)	$14	$10,989
Issuance of shares under equity awards, net of shares withheld for taxes and other	—	—	—	—	(14)	—	—	—	(14)
Net income attributable to GE HealthCare	—	—	—	—	—	615	—	—	615
Dividends declared ($0.04 per common share)	—	—	—	—	—	(18)	—	—	(18)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	21	—	21
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Share-based compensation	—	—	—	—	35	—	—	—	35
Balances as of September 30, 2026	460	$5	8	$(525)	$6,797	$6,795	$(1,459)	$17	$11,630

	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of June 30, 2025	458	$5	2	$(125)	$6,628	$4,295	$(1,090)	$21	$9,733
Issuance of shares under equity awards, net of shares withheld for taxes and other	—	—	—	—	(4)	—	—	—	(4)
Repurchase of common stock	—	—	1	(100)	—	—	—	—	(100)
Net income attributable to GE HealthCare	—	—	—	—	—	446	—	—	446
Dividends declared ($0.07 per common share)	—	—	—	—	—	(32)	—	—	(32)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	(66)	—	(66)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Share-based compensation	—	—	—	—	37	—	—	—	37
Balances as of September 30, 2025	459	$5	3	$(225)	$6,661	$4,709	$(1,156)	$23	$10,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2025	459	$5	3	$(225)	$6,707	$5,281	$(1,388)	$11	$10,390
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	—	—	(24)	—	—	—	(24)
Repurchase of common stock	—	—	5	(300)	—	—	—	—	(300)
Net income attributable to GE HealthCare	—	—	—	—	—	1,564	—	—	1,564
Dividends declared ($0.11 per common share)	—	—	—	—	—	(50)	—	—	(50)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	(71)	—	(71)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	6	6
Share-based compensation	—	—	—	—	115	—	—	—	115
Balances as of September 30, 2026	460	$5	8	$(525)	$6,797	$6,795	$(1,459)	$17	$11,630

	Common stock		Treasury stock
(In millions, except per share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of December 31, 2024	457	$5	—	$(25)	$6,583	$3,262	$(1,379)	$18	$8,464
Issuance of shares under equity awards, net of shares withheld for taxes and other	1	—	—	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	3	(200)	—	—	—	—	(200)
Net income attributable to GE HealthCare	—	—	—	—	—	1,495	—	—	1,495
Dividends declared ($0.105 per common share)	—	—	—	—	—	(48)	—	—	(48)
Other comprehensive income (loss) attributable to GE HealthCare	—	—	—	—	—	—	223	—	223
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Share-based compensation	—	—	—	—	93	—	—	—	93
Balances as of September 30, 2025	459	$5	3	$(225)	$6,661	$4,709	$(1,156)	$23	$10,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended September 30
(In millions)	2026	2025
Net income	$1,608	$1,552
Adjustments to reconcile Net income to Cash from (used for) operating activities:
Depreciation of property, plant, and equipment	235	213
Amortization of intangible assets	241	219
Gain on remeasurement of Nihon Medi-Physics equity method investment	—	(97)
Net periodic postretirement benefit plan (income) expense	(140)	(208)
Postretirement plan contributions	(243)	(260)
Share-based compensation	116	94
Provision for income taxes	342	395
Cash paid during the year for income taxes	(301)	(353)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	3	(6)
Inventories	(430)	(217)
Contract and other deferred assets	(265)	(111)
Accounts payable	82	(119)
Contract liabilities	130	1
Current compensation and benefits	(44)	(29)
All other operating activities – net	33	(136)
Cash from (used for) operating activities	1,365	937
Cash flows – investing activities
Additions to property, plant and equipment and internal-use software	(392)	(348)
Purchases of businesses, net of cash acquired	(2,293)	(279)
Purchases of investments	(52)	(82)
All other investing activities – net	10	(69)
Cash from (used for) investing activities	(2,726)	(778)
Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1)	—
Newly issued debt, net of debt issuance costs (maturities longer than 90 days)	1,151	1,494
Repayments and other reductions (maturities longer than 90 days)	(1,013)	(265)
Dividends paid to stockholders	(48)	(48)
Repurchase of common stock	(300)	(200)
Proceeds from stock issued under employee benefit plans	12	25
Taxes paid related to net share settlement of equity awards	(36)	(41)
All other financing activities – net	(20)	(56)
Cash from (used for) financing activities	(255)	910
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	(42)	68
Increase (decrease) in cash, cash equivalents, and restricted cash	(1,658)	1,137
Cash, cash equivalents, and restricted cash at beginning of year	4,515	2,893
Cash, cash equivalents, and restricted cash at end of period	$2,857	$4,030

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(364)	$(327)
Non-cash investing activities
Acquired but unpaid property, plant, and equipment	$124	$111
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

GE HealthCare Technologies Inc. is a leading global healthcare solutions provider of advanced medical technology, pharmaceutical diagnostics, and AI, cloud and software solutions.

The condensed consolidated financial statements (the “financial statements”) of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Operating results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The December 31, 2025 period presented on the Condensed Consolidated Statement of Financial Position was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

	As of
	September 30, 2026	December 31, 2025
Contract assets	$875	$645
Other deferred assets	489	428
Contract and other deferred assets	1,365	1,073
Non-current contract assets(1)	87	91
Non-current other deferred assets(1)	126	120
Total contract and other deferred assets	$1,577	$1,285
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

	As of
	September 30, 2026	December 31, 2025
Contract liabilities	$2,251	$2,095
Non-current contract liabilities(1)	895	803
Total contract liabilities	$3,147	$2,899
(1)Non-current contract liabilities are recognized within All other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

Revenue recognized related to the contract liabilities balance as of the beginning of the year was approximately $1,469 million and $1,385 million for the nine months ended September 30, 2026 and 2025, respectively.

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

	As of
	September 30, 2026	December 31, 2025
Products	$5,352	$5,001
Services	10,761	10,728
Total RPO	$16,113	$15,729

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

Total Revenues by Segment	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
AIS:
Radiology	$2,463	$2,349	$7,150	$6,693
Procedural Guidance	772	662	2,206	1,963
Specialized Ultrasound	639	638	1,929	1,866
Total AIS	3,873	3,649	11,284	10,522
Total PDx	846	749	2,458	2,110
PCS:
Monitoring Solutions	584	544	1,605	1,678
Life Support Solutions	209	187	566	583
Total PCS	793	731	2,171	2,262
Other(1)	2	15	26	33
Total revenues	$5,513	$5,143	$15,939	$14,927
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services (“HFS”), which does not meet the definition of an operating segment.

Significant Expenses by Segment	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
AIS:
Cost of sales	$2,309	$2,218	$6,767	$6,275
Other segment items(1)	972	920	2,921	2,820
Total AIS	$3,281	$3,138	$9,687	$9,096
PDx:
Cost of sales	$418	$384	$1,246	$1,049
Other segment items(1)	174	145	513	422
Total PDx	$593	$529	$1,759	$1,472
PCS:
Cost of sales	$524	$503	$1,499	$1,490
Other segment items(1)	200	201	620	636
Total PCS	$725	$703	$2,119	$2,127
(1) Other segment items for each segment includes selling, general, administrative, research, and development related expenses, as well as other segment income and expenses.

Segment EBIT	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
Segment EBIT
AIS	$593	$512	$1,596	$1,426
PDx	253	220	699	638
PCS	68	27	52	135
Other(1)	(1)	2	5	5
	913	761	2,353	2,205
Restructuring costs	(17)	(31)	(92)	(71)
Acquisition and disposition-related benefits (charges)	(11)	(9)	(57)	(24)
Gain (loss) on business and asset dispositions	2	—	2	5
Spin-Off and separation costs and other adjustments	(4)	(6)	(2)	(35)
Amortization of acquisition-related intangible assets	(61)	(41)	(169)	(116)
Investment revaluation gain (loss)	(6)	4	(14)	96
Interest and other financial charges – net	(122)	(111)	(332)	(335)
Non-operating benefit income (costs)	50	75	146	222
Tariff refunds	9	—	115	—
Income before income taxes	$752	$643	$1,950	$1,947
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

Depreciation and Amortization by Segment	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
AIS	$67	$73	$206	$224
PDx	20	19	60	48
PCS	13	14	38	41

The Company does not report total assets by segment as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

NOTE 4. RECEIVABLES

Current Receivables	As of
	September 30, 2026	December 31, 2025
Current customer receivables(1)	$3,609	$3,719
Non-income based tax receivables	160	159
Other sundry receivables	257	180
Current sundry receivables	417	339
Allowance for credit losses	(101)	(103)
Total current receivables – net	$3,925	$3,955
(1) Chargebacks, which are primarily related to our PDx business, are generally settled through issuance of credits, typically within one month of initial recognition, and are recorded as a reduction to Current customer receivables. Balances related to chargebacks were $141 million and $148 million as of September 30, 2026 and December 31, 2025, respectively.

Long-Term Receivables	As of
	September 30, 2026	December 31, 2025
Long-term customer receivables	$73	$73
Non-income based tax receivables	22	24
Other sundry receivables	81	100
Long-term sundry receivables	103	124
Allowance for credit losses	(6)	(7)
Total long-term receivables – net	$170	$190

Long-term receivables are recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.

NOTE 5. FINANCING RECEIVABLES

Current financing receivables and non-current financing receivables are recognized within All other current assets and All other non-current assets, respectively, in the Condensed Consolidated Statements of Financial Position.

	As of
	September 30, 2026	December 31, 2025
Loans receivable, at amortized cost	$21	$21
Investment in finance leases, net of deferred income	74	76
Allowance for credit losses	(3)	(2)
Current financing receivables – net	$92	$95

Loans receivable, at amortized cost	$45	$44
Investment in finance leases, net of deferred income	144	149
Allowance for credit losses	(3)	(3)
Non-current financing receivables – net	$186	$190

As of September 30, 2026, 2%, 1%, and 2% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral. As of December 31, 2025, 1%, 1%, and 1% of financing receivables were over 30 days past due, over 90 days past due, and on nonaccrual, respectively, with the majority of nonaccrual financing receivables secured by collateral.

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

Operating Lease Assets and Liabilities	As of
	September 30, 2026	December 31, 2025
Operating lease ROU assets, net of amortization	$383	$410
Current operating lease liabilities	127	134
Non-current operating lease liabilities	255	284
Total operating lease liabilities	$382	$419

The total lease expense related to our operating lease portfolio was $59 million and $63 million for the three months ended September 30, 2026 and 2025, respectively, and $182 million and $185 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Intelerad is a leading medical imaging software and digital enterprise workflow solutions company, which the Company believes complements our existing portfolio.

The preliminary fair values of the assets and liabilities assumed in connection with the acquisition of Intelerad are as follows.

Preliminary allocation
Receivables	$39
Contract assets	26
Property, plant, and equipment	9
Goodwill	1,668
Other intangible assets	803
All other current and non-current assets	28
Accounts payable	(17)
Contract liabilities	(35)
Other current liabilities	(22)
Deferred income taxes	(116)
All other non-current liabilities(1)	(90)
Total net assets post acquisition	$2,293
(1) All other non-current liabilities primarily includes tax reserves.

The purchase price allocation required estimates and assumptions, including, but not limited to, estimates of future cash flows, direct costs, and appropriate discount rates. As of September 30, 2026, we recorded measurement period adjustments based on new information regarding facts and circumstances that existed as of the acquisition date, resulting in a net increase to goodwill of $83 million. These adjustments primarily relate to Other intangible assets (primarily trademark), Deferred income taxes, and Contract assets. While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are Other intangible assets and Deferred income taxes. The Company’s management believes the amounts recognized for the assets acquired and liabilities assumed are based on reasonable estimates and assumptions.

Other intangibles relate to $803 million of definite-lived intangible assets, primarily consisting of developed technology, customer relationships, and trademarks. The acquired definite-lived intangibles are being amortized over a weighted-average estimated useful life of approximately 12 years. The estimated fair value of intangibles was determined using the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of cash flows an asset would generate over its useful life.

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

Our unaudited supplemental pro forma consolidated financial information for the three and nine months ended September 30, 2026 and 2025, including the results of operations for Intelerad as if the Intelerad acquisition had been completed on January 1, 2025, is as follows.

	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
Total revenues	$5,513	$5,201	$15,992	$15,099
Net income attributable to GE HealthCare	618	425	1,589	1,407

The unaudited supplemental pro forma consolidated financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Intelerad. In order to reflect the occurrence of the acquisition on January 1, 2025, the unaudited supplemental pro forma financial information includes adjustments to reflect the following: (i) incremental amortization expense based on the current preliminary fair values of the identifiable intangible assets; (ii) the additional interest expense associated with the issuance of debt to finance the acquisition; and (iii) the reclassification of transaction and other acquisition-related costs incurred during the three and nine months ended September 30, 2026, to the three and nine months ended September 30, 2025. The unaudited supplemental pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2025. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

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

GOODWILL.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. During the three months ended September 30, 2026, we did not identify any reporting units that required an interim impairment test. Future changes in operating results, market conditions, or other relevant assumptions could affect this assessment.

As discussed in Note 3, “Segment Information,” in the second quarter of 2026, the Company combined its Imaging and AVS businesses into a new operating and reportable segment, AIS. Accordingly, we combined the historical Imaging and AVS goodwill balances into the newly formed AIS segment. In connection with the change in reportable segments, the Company evaluated the goodwill of our reporting units within the AIS segment for impairment before and after the segment realignment and we did not identify any events or circumstances that would require an interim impairment test.

	AIS	PDx	PCS	Total
Balance as of December 31, 2025	$8,702	$2,745	$2,041	$13,489
Acquisitions(1)	1,668	—	—	1,668
Foreign currency exchange and other	(14)	—	(2)	(16)
Balance as of September 30, 2026	$10,355	$2,745	$2,039	$15,140
(1) Includes the purchase of Intelerad recorded within our AIS segment, as described above.

OTHER INTANGIBLE ASSETS.

	As of September 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived assets
Customer-related	$396	$(63)	$333	$279	$(43)	$236
Patents and technology	3,376	(2,257)	1,119	2,698	(2,128)	570
Capitalized software	1,794	(1,524)	270	1,703	(1,470)	233
Trademarks and other	55	(36)	19	47	(31)	15
Total definite-lived assets	5,621	(3,881)	1,741	4,727	(3,672)	1,055
Indefinite-lived assets(1)	71	—	71	75	—	75
Total other intangible assets	$5,693	$(3,881)	$1,812	$4,802	$(3,672)	$1,130
(1) Indefinite-lived intangible assets relate to acquired in-process research and development prior to project completion and are not amortized.

Amortization expense was $82 million and $74 million for the three months ended September 30, 2026 and 2025, respectively, and $241 million and $219 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 8. BORROWINGS

The Company’s borrowings include the senior unsecured notes and credit agreements detailed below.

Senior Unsecured Notes
As of September 30, 2026, the Company’s borrowings include $9,500 million aggregate principal amount of senior unsecured notes in nine series with maturity dates ranging from 2027 through 2052.

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
•a 364-day senior unsecured revolving credit facility in an aggregate committed amount of $500 million, maturing on February 25, 2027; and
•a three-year senior unsecured delayed draw term loan credit facility in an aggregate principal amount of $650 million, maturing on March 16, 2029 (the “Delayed Draw Term Loan Facility” and, together with the five-year and the 364-day senior unsecured revolving credit facilities, the “Credit Facilities”).
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
There were no outstanding amounts under the five-year senior unsecured revolving credit facility or the 364-day senior unsecured revolving credit facility as of September 30, 2026 and December 31, 2025, respectively.

Borrowings Composition	As of
	September 30, 2026	December 31, 2025
5.650% senior notes due November 15, 2027	$1,750	$1,750
4.150% senior notes due December 15, 2028	600	600
4.800% senior notes due August 14, 2029	1,000	1,000
5.857% senior notes due March 15, 2030	1,250	1,250
4.800% senior notes due January 15, 2031	650	650
5.905% senior notes due November 22, 2032	1,750	1,750
5.500% senior notes due June 15, 2035	850	850
4.950% senior notes due December 15, 2035	650	650
6.377% senior notes due November 22, 2052	1,000	1,000
Floating rate Delayed Draw Term Loan Facility due March 16, 2029	650	—
Floating rate Term Loan Facility due January 2, 2026(1)	—	500
Other	12	24
Total principal debt issued	10,162	10,024
Less: Unamortized debt issuance costs and discounts	42	49
Add: Cumulative basis adjustment for fair value hedges	(147)	27
Total borrowings	9,973	10,003
Less: Short-term borrowings(2)	3	508
Long-term borrowings	$9,970	$9,495
(1) In the first quarter of 2026, the Company repaid $500 million of the remaining Term Loan Facility upon maturity.
(2) Short-term borrowings as of September 30, 2026 and December 31, 2025 includes $2 million and $502 million, respectively, related to the current portion of our long-term borrowings, net of unamortized debt issuance costs and discounts.

See Note 12, “Financial Instruments and Fair Value Measurements” for further information about borrowings and associated derivatives contracts.

LETTERS OF CREDIT, GUARANTEES, AND OTHER COMMITMENTS.

As of September 30, 2026 and December 31, 2025, the Company had bank guarantees and surety bonds of approximately $1,307 million and $1,149 million, respectively, related to certain commercial contracts. Additionally, we have issued approximately $19 million and $22 million of guarantees as of September 30, 2026 and December 31, 2025, respectively, primarily related to residual value and credit guarantees on equipment sold to third-party finance companies. Our Condensed Consolidated Statements of Financial Position reflect a liability of $3 million as of both September 30, 2026 and December 31, 2025, related to these guarantees. For credit-related guarantees, we estimate our expected credit losses related to off-balance sheet credit exposure consistent with the method used to estimate the allowance for credit losses on financial assets held at amortized cost.

NOTE 9. POSTRETIREMENT BENEFIT PLANS

We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories: U.S. Plans, International Plans, and Other Postretirement Plans (“OPEB Plans”). Pension plans with pension assets or obligations less than $50 million are not included in the results below.

Components of Expense (Income)
	U.S. Plans		International Plans		OPEB Plans
For the three months ended September 30,	2026	2025	2026	2025	2026	2025
Service cost – Operating	$1	$1	$4	$5	$1	$1
Interest cost	241	249	39	39	11	13
Expected return on plan assets	(275)	(287)	(40)	(39)	—	—
Amortization of net loss (gain)	—	(20)	6	5	(14)	(15)
Amortization of prior service cost (credit)	(3)	(3)	(1)	(1)	(18)	(20)
Special termination cost	—	—	—	—	—	—
Non-operating	$(37)	$(60)	$4	$4	$(21)	$(21)
Net periodic expense (income)	$(36)	$(59)	$9	$10	$(20)	$(20)

	U.S. Plans		International Plans		OPEB Plans
For the nine months ended September 30,	2026	2025	2026	2025	2026	2025
Service cost – Operating	$3	$3	$14	$15	$4	$4
Interest cost	722	746	118	113	32	39
Expected return on plan assets	(825)	(860)	(121)	(113)	—	—
Amortization of net loss (gain)	—	(60)	18	16	(43)	(44)
Amortization of prior service cost (credit)	(8)	(8)	(2)	(2)	(53)	(60)
Special termination cost	1	3	—	—	—	1
Non-operating	$(111)	$(179)	$13	$14	$(63)	$(64)
Net periodic expense (income)	$(108)	$(176)	$27	$29	$(59)	$(60)

In the nine months ended September 30, 2026, the Company made cash payments totaling $135 million to its U.S. Plans, $24 million to its International Plans, and $84 million to its OPEB Plans. As of September 30, 2026, the Company expects to make total cash contributions of approximately $350 million to these plans in 2026. The Company funds annually, at a minimum, the statutorily required minimum amount for our qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand.

Defined Contribution Plan
GE HealthCare sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with our employees’ participation in GE HealthCare’s defined contribution plan were $34 million for both the three months ended September 30, 2026 and 2025, and $121 million and $118 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 10. INCOME TAXES

Our effective income tax rate was 17.1% and 27.8% for the three months ended September 30, 2026 and 2025, respectively, and 17.5% and 20.3% for the nine months ended September 30, 2026 and 2025, respectively.

The tax rate for the three months ended September 30, 2026 is lower than the U.S. statutory rate primarily due to foreign income tax reserve releases and the use of tax attributes and foreign-derived deduction eligible income benefits, partially offset by withholding taxes, a foreign tax audit settlement, and geographic earnings mix. The tax rate for the nine months ended September 30, 2026 is lower than the U.S. statutory rate primarily due to the use of tax attributes and foreign-derived deduction eligible income benefits, foreign income tax reserve releases, reconciling adjustments to recorded tax account balances, and research and development (“R&D”) benefits, partially offset by a foreign tax audit settlement, withholding taxes, geographic earnings mix, and state taxes.

The tax rate for the three months ended September 30, 2025 is higher than the U.S. statutory rate primarily due to U.S. and foreign tax law changes, reconciling adjustments to recorded tax account balances, withholding taxes, geographic earnings mix, and state taxes, offset by the use of tax attributes and R&D benefits. The tax rate for the nine months ended September 30, 2025 is lower than the U.S. statutory rate primarily due to foreign income tax reserve releases, the use of tax attributes, the nontaxable remeasurement gain that was recorded in connection with the NMP acquisition, and R&D benefits, partially offset by withholding taxes, U.S. and foreign tax law changes, geographic earnings mix, reconciling adjustments to recorded tax account balances, and state taxes.

The Company is currently being audited, or remains subject to audit, in a number of jurisdictions for the tax years 2004-2024, including China, France, Germany, India, Israel, Japan, Norway, the United Kingdom, and the United States.

NOTE 11. STOCKHOLDERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – NET.

Changes in AOCI by component were as follows.

	For the three months ended September 30, 2026
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
June 30, 2026	$(1,637)	$129	$28	$(1,480)
Other comprehensive income (loss) before reclassifications – net of taxes of $—, $1, and $2	61	(3)	(15)	42
Reclassifications from AOCI – net of taxes(2) of $—, $7, and $2	—	(22)	(1)	(23)
Other comprehensive income (loss)	61	(25)	(16)	20
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2)	—	—	(2)
September 30, 2026	$(1,575)	$104	$12	$(1,459)

	For the three months ended September 30, 2025
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
June 30, 2025	$(1,495)	$428	$(23)	$(1,090)
Other comprehensive income (loss) before reclassifications – net of taxes of $5, $(4), and $(5)	(59)	12	27	(19)
Reclassifications from AOCI – net of taxes(2) of $—, $12, and $1	—	(41)	(11)	(51)
Other comprehensive income (loss)	(59)	(29)	17	(71)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(5)	—	—	(5)
September 30, 2025	$(1,549)	$399	$(7)	$(1,156)

	For the nine months ended September 30, 2026
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2025	$(1,548)	$158	$3	$(1,388)
Other comprehensive income (loss) before reclassifications – net of taxes of $(17), $(2), and $(8)	(36)	10	26	—
Reclassifications from AOCI – net of taxes(2) of $—, $19, and $3	—	(64)	(16)	(80)
Other comprehensive income (loss)	(36)	(54)	10	(80)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(10)	1	—	(9)
September 30, 2026	$(1,575)	$104	$12	$(1,459)

	For the nine months ended September 30, 2025
	Currency translation adjustments(1)	Pension and Other Postretirement Plans	Cash flow hedges	Total AOCI
December 31, 2024	$(1,973)	$576	$18	$(1,379)
Other comprehensive income (loss) before reclassifications – net of taxes of $64, $13, and $9	356	(46)	(21)	289
Reclassifications from AOCI – net of taxes(2)(3) of $—, $40, and $1	63	(131)	(4)	(71)
Other comprehensive income (loss)	419	(177)	(25)	218
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(5)	—	—	(5)
September 30, 2025	$(1,549)	$399	$(7)	$(1,156)
(1) The amount of Currency translation adjustments recognized within Other comprehensive income (loss) (“OCI”) included net gains (losses) relating to net investment hedges, as further discussed in Note 12, “Financial Instruments and Fair Value Measurements.”
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

SHARE REPURCHASES.

On April 30, 2025, our Board of Directors authorized a share repurchase program (the “repurchase program”) for up to $1,000 million of our common stock. The repurchase program does not have an expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company's discretion. We did not repurchase any shares during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we repurchased 4.7 million shares for total consideration of approximately $300 million. During the three and nine months ended September 30, 2025, we repurchased 1.4 million shares and 2.8 million shares, respectively, for total consideration of approximately $100 million and $200 million, respectively. As of September 30, 2026, we had $500 million available under the repurchase program authorization.

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

Cash Flow Hedges
For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings and to the same financial statement line item impacted by the hedged transaction. As of September 30, 2026, we expect to reclassify $29 million of pre-tax net deferred gains associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the impact on earnings of the related hedged transactions.

Within the Condensed Consolidated Statements of Cash Flows, cash flows associated with derivatives designated as cash flow hedges are recorded in All other operating activities – net.

Net Investment Hedges
We use cross-currency interest rate swaps and foreign currency forward contracts in combination with foreign currency option contracts to hedge the foreign currency risk associated with our net investment in foreign operations. As of September 30, 2026, these contracts were designated as hedges of our net investment in foreign operations, primarily in Euro and Chinese Renminbi currencies.

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

The changes in fair value of derivatives not designated as qualifying hedge transactions are recorded in Cost of products, Cost of services, Selling, general, and administrative (“SG&A”), and Other (income) expense – net in the Condensed Consolidated Statements of Income based on the nature of the underlying hedged transaction. Changes in fair value of embedded derivatives are recognized within Other (income) expense – net in the Condensed Consolidated Statements of Income.

Within the Condensed Consolidated Statements of Cash Flows, cash flows associated with derivatives not designated but used as economic hedges are recorded, based on the nature of the underlying hedged transaction, in All other operating activities – net and All other investing activities – net, and cash flows related to embedded derivatives are recorded in All other operating activities – net.

The following table presents the gross fair values of our outstanding derivative instruments.

Fair Value of Derivatives	September 30, 2026			December 31, 2025
	Gross Notional	Fair Value – Assets	Fair Value – Liabilities	Gross Notional	Fair Value – Assets	Fair Value – Liabilities
Foreign currency forward contracts	$1,438	$55	$9	$1,508	$52	$23
Derivatives accounted for as cash flow hedges	1,438	55	9	1,508	52	23
Cross-currency swaps	3,977	67	69	4,115	51	135
Foreign currency forward and options contracts	2,888	38	22	2,581	50	37
Derivatives accounted for as net investment hedges	6,865	105	91	6,697	101	172
Interest rate swaps	2,700	—	147	2,700	28	—
Derivatives accounted for as fair value hedges	2,700	—	147	2,700	28	—
Foreign currency forward contracts	5,241	8	34	4,761	20	7
Other derivatives(1)	310	15	3	320	56	5
Derivatives not designated as hedging instruments	5,550	23	37	5,081	76	12
Total derivatives	$16,554	$183	$285	$15,986	$256	$207
(1) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.

The following table presents amounts recorded in Long-term borrowings in the Condensed Consolidated Statements of Financial Position related to cumulative basis adjustment for fair value hedges.

	September 30, 2026		December 31, 2025
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term borrowings designated as fair value hedges	$2,548	$(147)	$2,722	$27

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

As of September 30, 2026 and December 31, 2025, the potential effect of rights of offset associated with the derivative contracts would be an offset to both assets and liabilities by $95 million and $107 million, respectively.

The table below presents the pre-tax gains (losses) recognized in OCI associated with the Company’s cash flow and net investment hedges.

Pre-tax Gains (Losses) Recognized in OCI Related to Cash Flow and Net Investment Hedges
	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
Cash flow hedges	$(17)	$32	$34	$(29)
Net investment hedges(1)	(3)	(24)	69	(278)
(1) Amounts recognized in OCI for excluded components for the periods presented were immaterial.

The tables below present the gains (losses) on our derivative financial instruments and hedging activity in the Condensed Consolidated Statements of Income.

Derivative Financial Instruments and Hedging Activity	For the three months ended September 30, 2026
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$2	$—	$—	$—	$—
Effects of cash flow hedges	2	—	—	—	—
Cross-currency swaps	—	—	—	14	—
Foreign currency forward and options contracts	—	—	—	6	—
Effects of net investment hedges(1)	—	—	—	19	—
Interest rate swaps(2)	—	—	—	(122)	—
Debt basis adjustment on Long-term borrowings	—	—	—	122	—
Effects of fair value hedges	—	—	—	—	—
Foreign currency forward contracts	18	4	—	—	—
Other derivatives(3)	—	—	1	—	2
Effects of derivatives not designated as hedging instruments	18	4	1	—	2

Derivative Financial Instruments and Hedging Activity	For the three months ended September 30, 2025
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$9	$2	$—	$—	$—
Effects of cash flow hedges	9	2	—	—	—
Cross-currency swaps	—	—	—	11	—
Foreign currency forward and option contracts	—	—	—	6	—
Effects of net investment hedges(1)	—	—	—	17	—
Interest rate swaps(2)	—	—	—	3	—
Debt basis adjustment on Long-term borrowings	—	—	—	(7)	—
Effects of fair value hedges	—	—	—	(5)	—
Foreign currency forward contracts	(11)	(3)	—	—	—
Other derivatives(3)	—	—	4	—	12
Effects of derivatives not designated as hedging instruments	(11)	(3)	4	—	12

	For the nine months ended September 30, 2026
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$16	$4	$—	$—	$—
Effects of cash flow hedges	16	4	—	—	—
Cross-currency swaps	—	—	—	39	—
Foreign currency forward and options contracts	—	—	—	17	—
Effects of net investment hedges(1)	—	—	—	56	—
Interest rate swaps(2)	—	—	—	(173)	—
Debt basis adjustment on Long-term borrowings	—	—	—	175	—
Effects of fair value hedges	—	—	—	2	—
Foreign currency forward contracts	41	10	—	—	—
Other derivatives(3)	—	—	5	—	18
Effects of derivatives not designated as hedging instruments	41	10	5	—	18

	For the nine months ended September 30, 2025
	Cost of products	Cost of services	SG&A	Interest and other financial charges – net	Other(4)
Foreign currency forward contracts	$4	$1	$—	$—	$—
Effects of cash flow hedges	4	1	—	—	—
Cross-currency swaps	—	—	—	25	—
Foreign currency forward and option contracts	—	—	—	15	—
Effects of net investment hedges(1)	—	—	—	39	—
Interest rate swaps(2)	—	—	—	83	—
Debt basis adjustment on Long-term borrowings	—	—	—	(96)	—
Effects of fair value hedges	—	—	—	(13)	—
Foreign currency forward contracts	48	12	—	—	(2)
Other derivatives(3)	—	—	4	—	4
Effects of derivatives not designated as hedging instruments	48	12	4	—	2
(1) Changes in fair value related to components other than the spot rate are excluded from effectiveness testing for the three and nine months ended September 30, 2026 and 2025.
(2) Amount includes interest income (expense) on interest rate derivatives of an immaterial amount and $(5) million for the three months ended September 30, 2026 and 2025, respectively, and $2 million and $(13) million for the nine months ended September 30, 2026 and 2025, respectively.
(3) Other derivatives are comprised of embedded derivatives and derivatives related to equity contracts.
(4) Amounts are inclusive of gains (losses) in Other (income) expense – net in the Condensed Consolidated Statements of Income.

FAIR VALUE MEASUREMENTS.

The following table represents assets and liabilities that are recorded and measured at fair value on a recurring basis.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
	As of September 30, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$350	$—	$350	$—	$399	$—	$399
Investment securities	50	—	30	80	47	—	30	77
Derivatives	—	183	—	183	—	256	—	256
Liabilities:
Derivatives	—	285	—	285	—	207	—	207
Contingent consideration	—	—	16	16	—	—	30	30

Cash equivalents
As of September 30, 2026 and December 31, 2025, Cash, cash equivalents, and restricted cash of $2,854 million and $4,512 million, respectively, included money market funds of $350 million and $399 million, and other cash equivalents of $1,710 million and $3,046 million, respectively. The carrying values of the other cash equivalents approximates the fair value due to their short maturities and are valued using Level 1 or Level 2 inputs. Refer to Note 16, “Supplemental Financial Information” for further information.

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

Non-recurring fair value measurements
Changes in fair value measurements of assets and liabilities measured at fair value on a non-recurring basis, such as equity method investments, equity investments without readily determinable fair value, financing receivables, and long-lived assets, were not material for the nine months ended September 30, 2026 and 2025, with the exception of the gain on fair value measurement of the NMP equity method investment as described in Note 7, “Acquisitions, Goodwill, and Other Intangible Assets.”

Fair value of other financial instruments
The estimated fair value of borrowings as of September 30, 2026 and December 31, 2025 was $10,171 million and $10,545 million, respectively, compared to a carrying value (which only includes a reduction for unamortized debt issuance costs and discounts and cumulative basis adjustment) of $9,973 million and $10,003 million, respectively. The fair value of our borrowings includes accrued interest and is determined based on observable and quoted prices and spreads of comparable debt and benchmark securities and is considered Level 2 in the fair value hierarchy. See Note 8, “Borrowings” and Note 16, “Supplemental Financial Information” for further information.

NOTE 13. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES

GUARANTEES.

The Company has off-balance sheet credit exposure through standby letters of credit, bank guarantees, bid bonds, and surety bonds. See Note 8, “Borrowings” for further information.

PRODUCT WARRANTIES.

We provide warranty coverage to our customers as part of customary practices in the market to provide assurance that the products we sell comply with agreed-upon specifications. We provide estimated product warranty expenses when we sell the related products. Warranty accruals are estimates that are based on the best available information, mostly historical claims experience, therefore claims costs may differ from amounts provided. Liabilities associated with product warranties are recognized within All other current liabilities in the Condensed Consolidated Statements of Financial Position. A rollforward of the activity associated with the liability for product warranties follows.

	For the nine months ended September 30
	2026	2025
Balance as of beginning of period	$169	$168
Current-year provisions	153	150
Expenditures	(143)	(163)
Foreign currency exchange and other	(1)	6
Balance as of end of period	$178	$160

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

Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. Service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia (the “District Court”) against a number of pharmaceutical and medical device companies, including GE HealthCare and certain affiliates, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint seeks monetary relief and alleges that the defendants provided funding for an Iraqi terrorist organization through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. The District Court dismissed the complaint in 2020, but that decision was subsequently reversed on appeal and the case was remanded for further proceedings. In August 2026, the defendants sought further review by the U.S. Supreme Court, and the parties are currently engaged in discovery. In September 2026, a similar group of plaintiffs filed a complaint in the District Court against many of the same defendants including GE HealthCare and certain affiliates asserting substantially similar allegations and seeking monetary relief. The defendants are currently reviewing the complaint.

INDEMNITIES.

In connection with the Tax Matters Agreement with GE as described in Note 19, “Related Parties and Transition Services Agreement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we were informed by GE that the Internal Revenue Service (“IRS”) may assert a material amount of additional taxes and penalties related to an ongoing audit of the GE consolidated U.S. income tax returns, in which we are included, for the years 2016-2020. Any tax obligations would be allocated among the Company and GE, in accordance with the Tax Matters Agreement. A final resolution of this matter could be time-consuming and is not likely within the next 12 months. An unfavorable resolution of this matter and related allocation of additional tax liability and associated penalties, which is not reasonably estimable at this time, could result in additional material indemnification obligations due to GE for which we have not accrued a liability.

TARIFF REFUND CLAIMS.

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs thereunder. In April 2026, U.S. Customs and Border Protection announced a new administrative process for importers to obtain refunds of certain tariffs imposed under IEEPA.

The Company has submitted eligible IEEPA refund claims and recognizes income when management concludes that recovery of previously recognized tariff costs is probable and the amount of the recovery can be reasonably estimated. In the three and nine months ended September 30, 2026, the Company received refunds of $55 million and $162 million, respectively, and recognized pre-tax benefits from tariff refunds of $9 million and $115 million, respectively, related to tariffs incurred in 2025 and $4 million and $27 million, respectively, related to tariffs incurred in 2026, all of which are recognized within Cost of products sold and Cost of services sold in the Condensed Consolidated Statements of Income.

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

Net expenses for restructuring initiatives committed to by management through September 30, 2026 are included in the table below.

	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
Employee termination costs	$16	$30	$85	$62
Facility and other exit costs	—	1	5	3
Asset write-downs	—	—	3	6
Total restructuring activities – net	$17	$31	$92	$71

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

	Employee termination costs	Facility and other exit costs	Total
Balance as of December 31, 2025	$82	$11	$92
Charges and reserve adjustments	83	—	83
Payments and other adjustments	(70)	(6)	(76)
Balance as of September 30, 2026	$95	$4	$99

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

Earnings Per Share	For the three months ended September 30		For the nine months ended September 30
(In millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$623	$464	$1,608	$1,552
Net (income) loss attributable to noncontrolling interests	(9)	(18)	(44)	(57)
Net income attributable to GE HealthCare	$615	$446	$1,564	$1,495
Denominator:
Basic weighted-average shares outstanding	452	456	454	457
Dilutive effect of common stock equivalents	1	1	1	1
Diluted weighted-average shares outstanding	453	457	455	458
Basic earnings per share	$1.36	$0.98	$3.45	$3.27
Diluted earnings per share	1.36	0.98	3.44	3.26
Antidilutive securities(1)	5	4	4	4
(1) Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents(1)	$2,826	$4,492
Short-term restricted cash	28	20
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Financial Position	2,854	4,512
Long-term restricted cash(2)	3	3
Total Cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Cash Flows	$2,857	$4,515
(1) The decrease in Cash and cash equivalents was primarily due to the Intelerad acquisition. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for further information.
(2) Long-term restricted cash is recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position.
INVENTORIES.

	As of
	September 30, 2026	December 31, 2025
Raw materials	$1,145	$1,002
Work in process	118	95
Finished goods	1,365	1,137
Inventories	$2,628	$2,234
Certain inventory items are long-term in nature and therefore have been recognized within All other non-current assets in the Condensed Consolidated Statements of Financial Position and are not reflected in the table above. See the supplemental table “All Other Non-Current Assets” for further information.
PROPERTY, PLANT, AND EQUIPMENT – NET.

	As of
	September 30, 2026	December 31, 2025
Land and improvements	$142	$144
Buildings, structures, and related equipment	2,255	2,140
Machinery and equipment	2,938	2,872
Leasehold improvements and manufacturing plants under construction	633	574
Total property, plant, and equipment, at original cost	5,968	5,731
Accumulated depreciation	(3,132)	(3,049)
Operating lease ROU assets, net of amortization	383	410
Property, plant, and equipment – net	$3,219	$3,092
Depreciation expense related to Property, plant, and equipment – net, exclusive of operating lease ROU assets, was $81 million and $75 million for the three months ended September 30, 2026 and 2025, respectively, and $235 million and $213 million for the nine months ended September 30, 2026 and 2025, respectively.
ALL OTHER ASSETS AND ALL OTHER LIABILITIES.

All Other Current Assets	As of
	September 30, 2026	December 31, 2025
Prepaid expenses and deferred costs	$276	$228
Financing receivables – net	92	95
Derivative instruments	107	169
Income tax receivables	139	154
Other(1)	109	81
All other current assets	$723	$726
(1) Other primarily consists of the current portion of capitalized cloud computing arrangement implementation costs, and indemnity assets associated with the separation agreements with GE.

All Other Non-Current Assets	As of
	September 30, 2026	December 31, 2025
Prepaid pension asset	$745	$742
Equity method and other investments	383	351
Financing receivables – net	186	190
Derivative instruments	76	88
Long-term receivables – net	170	190
Inventories	143	121
Contract and other deferred assets	213	211
Capitalized cloud computing arrangement implementation costs	254	200
Other(1)	114	112
All other non-current assets	$2,283	$2,205
(1) Other primarily consists of the non-current portion of indemnity assets associated with the separation agreements with GE, and income tax receivables.

All Other Current Liabilities	As of
	September 30, 2026	December 31, 2025
Sales allowances and related liabilities	$258	$256
Income and indirect tax liabilities including uncertain tax positions	263	324
Product warranties	178	169
Accrued logistics and utilities	229	197
Operating lease liabilities	127	134
Derivative instruments	59	47
Interest payable on borrowings	145	100
Environmental and asset retirement obligations	10	11
Other(1)	345	348
All other current liabilities	$1,615	$1,587
(1) Other primarily consists of the current portion of miscellaneous accrued costs, dividends payable, and contingent consideration liabilities.

All Other Non-Current Liabilities	As of
	September 30, 2026	December 31, 2025
Contract liabilities	$895	$803
Operating lease liabilities	255	284
Environmental and asset retirement obligations	450	413
Income and indirect tax liabilities including uncertain tax positions	236	156
Derivative instruments	226	160
Finance lease obligations	52	42
Sales allowances and related liabilities	29	23
Other(1)	154	178
All other non-current liabilities	$2,297	$2,061
(1) Other primarily consists of the non-current portion of miscellaneous accrued costs, indemnity liabilities associated with the separation agreements with GE, and contingent consideration liabilities.
CAPITALIZED CLOUD COMPUTING ARRANGEMENT IMPLEMENTATION COSTS.

	As of
	September 30, 2026	December 31, 2025
Capitalized implementation costs	$391	$249
Accumulated amortization	(80)	(49)
Total Capitalized cloud computing arrangement implementation costs, net	$311	$200
Capitalized cloud computing arrangement implementation costs are recognized within All other current assets and All other non-current assets in the Condensed Consolidated Statements of Financial Position. Amortization expense related to capitalized cloud computing arrangement implementation costs was $12 million and $6 million for the three months ended September 30, 2026 and 2025, respectively, and $30 million and $14 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Included within Accounts payable in the Condensed Consolidated Statements of Financial Position as of September 30, 2026 and December 31, 2025 were $354 million and $360 million, respectively, of confirmed supplier invoices that are outstanding and subject to third-party programs.

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

Activity attributable to redeemable noncontrolling interests is presented below.

	For the nine months ended September 30
	2026	2025
Balance as of beginning of period	$209	$188
Net income attributable to redeemable noncontrolling interests	39	54
Distributions to redeemable noncontrolling interests and other	(14)	(37)
Balance as of end of period	$234	$204

OTHER INCOME (EXPENSE) – NET.

	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
Net financing income and investment income (loss)	$8	$12	$14	$17
Equity method income (loss)	—	—	(2)	3
Change in fair value of assumed obligations	(6)	(6)	(15)	(24)
Gain on remeasurement of NMP equity method investment(1)	—	—	—	97
Other items, net(2)	17	21	81	32
Total other income (expense) – net	$19	$26	$78	$124
(1) Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the NMP acquisition.
(2) Other items, net primarily consists of a mix of licensing and royalty income, government grants, lease income, gains and losses related to derivatives, and change in tax indemnities. Additionally, for the nine months ended September 30, 2026, it includes income from contract settlements, and for the nine months ended September 30, 2025, it includes a realization of a gain contingency.

NOTE 17. SUBSEQUENT EVENTS

On October 5, 2026, we announced an agreement to acquire SOFIE Biosciences, a U.S.-based contract manufacturing organization for positron emission tomography (“PET”) radiopharmaceuticals, for a purchase price of $945 million to be paid in cash. The transaction is expected to close in the first half of 2027, subject to customary closing conditions, including regulatory approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial results should be read in conjunction with the condensed consolidated financial statements and corresponding notes (the “financial statements”) included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provide information management believes to be relevant to understanding the financial results of GE HealthCare Technologies Inc. and its subsidiaries (“GE HealthCare,” the “Company,” “our,” “us,” or “we”) for the three and nine months ended September 30, 2026 and 2025. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances; see “Forward-Looking Statements.” Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

In the second quarter of 2026, we made a strategic change to our executive leadership and to our segments, combining our Imaging and Advanced Visualization Solutions (“AVS”) businesses into a new operating and reportable segment, Advanced Imaging Solutions (“AIS”). Following this organizational change, GE HealthCare has three reportable segments: AIS, Pharmaceutical Diagnostics (“PDx”), and Patient Care Solutions (“PCS”), and we assessed their performance using Segment revenues and Segment EBIT. These segments have been identified based on the nature of the products sold and how the Company manages its operations. Historical segment financial information presented within this report has been recast to conform to the new reportable segment structure. For additional information on our segments, refer to Note 3, “Segment Information.”

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

KEY TRENDS AFFECTING RESULTS OF OPERATIONS.

Global Trade and Macroeconomic Environment
Starting in February 2025, the U.S. imposed a variety of new tariffs on most imports from nearly all countries in the world. Tariffs by the U.S. and several other countries have materially impacted our financial results and should the tariffs continue at current levels, we expect to continue to see a material impact. Additional tariffs or other trade restrictions by the U.S. or by other countries where we do significant business could further materially impact our results in the future. While we are taking actions to mitigate the impact of tariffs, we do not expect that our mitigation actions will fully offset the additional costs or other negative impacts resulting from the tariffs. Direct tariffs negatively impacted our Operating income by $53 million and $209 million for the three and nine months ended September 30, 2026, respectively, and $95 million and $147 million for the three and nine months ended September 30, 2025, respectively. Similarly, direct tariffs negatively impacted our cash flows by $32 million and $207 million for the three and nine months ended September 30, 2026, respectively, and $95 million and $190 million for the three and nine months ended September 30, 2025, respectively. These impacts are exclusive of any benefits from tariff refunds as disclosed below.

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs thereunder and in April 2026, U.S. Customs and Border Protection announced a new administrative process for importers to obtain refunds of certain tariffs imposed under IEEPA. In the three and nine months ended September 30, 2026, the Company received refunds of $55 million and $162 million, respectively, and recognized pre-tax benefits from tariff refunds of $9 million and $115 million, respectively, related to tariffs incurred in 2025 and $4 million and $27 million, respectively, related to tariffs incurred in 2026, all of which are recorded within Cost of products sold and Cost of services sold in the Condensed Consolidated Statements of Income. The Company intends to continue to file claims for additional tariff refunds, predominantly related to tariffs incurred in 2025. The timing and amount of any additional refunds remain uncertain and are subject to eligibility requirements, administrative processing, and other limitations.

We continue to monitor the global markets in which we operate for changes in customer behavior, changes in government procurement, reimbursement and fiscal policy, and indirect impacts from the tariffs. Should these or other factors dampen economic growth, slow global trade, or impact inflation, we could see adverse impacts to our business as our customers adapt to the change in economic environment. We also continue to monitor potential impacts on purchasing decisions by both public and private customers in China and other markets as a result of the current trade environment, as well as other actions related to tariffs and trade frictions, investigations, or activities that could similarly increase our costs or otherwise impact our business. In addition, if negative sentiment towards U.S. companies influences the purchasing decisions of global customers, our business could be impacted materially.

Other Geopolitical and Macroeconomic Uncertainties
Global geopolitical instability, including the conflict in the Middle East, continued to adversely impact our costs, supply chains, and logistics during the three and nine months ended September 30, 2026. These conditions resulted in increased costs and challenges in maintaining service levels in affected areas.

We continue to monitor impacts related to key raw materials directly and indirectly related to our products or delivery of our products, including memory chips, logistics (inclusive of freight), and other costs linked to the price of oil and other critical components. Sustained cost inflation or constrained availability of critical components could negatively impact our ability to both produce and deliver products to our customers in a timely manner. We continue to take action to mitigate the exposures under the current environment by securing supply and identifying opportunities to partially offset cost increases; however, if the current environment continues or deteriorates further, we will continue to see adverse impacts to our results.

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

Russia and Ukraine Conflict
We had $221 million and $214 million of assets in, or directly related to, Russia and Ukraine as of September 30, 2026 and December 31, 2025, respectively, none of which are subject to sanctions that impact the carrying value of the assets. We generated revenues of $178 million and $209 million from customers in these two countries for the nine months ended September 30, 2026 and 2025, respectively. The potential inability to repatriate earnings from these two countries will not have a material impact on our ability to operate.

We continue to monitor the effects of Russia’s invasion of Ukraine, including the consideration of financial impact, cybersecurity risks, the applicability and effect of sanctions, and the employee base in Ukraine and Russia. Under the current U.S. Department of Commerce regulations, we are permitted to export, re-export, or transfer medical equipment and spare parts that meet stated criteria under a License Exception, which has eliminated the need for us to obtain individual U.S. licenses in most cases; however, licenses still may be needed for some transactions. The European Union and other countries have also expanded licensing requirements for certain spare parts, services, software, and other items. We will continue to apply for licenses to supply to these customers and to support our business in Russia, as required. The implementation of these measures affected our ability to supply customers in Russia during the nine months ended September 30, 2026 and 2025 and is expected to continue to do so. There is no guarantee we will obtain all of the licenses for which we apply, that any approvals we obtain will be on a timely basis, will remain in effect, or that our business in Russia will not be further disrupted due to evolving legal or operational considerations. We will continue to assess whether developments related to the conflict have had, or are reasonably likely to have, a material impact on the Company.

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

___________________
*Non-GAAP Financial Measure

RESULTS OF OPERATIONS

The following tables set forth our results of operations for each of the periods presented.

Condensed Consolidated Statements of Income (Unaudited)	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
Sales of products	$3,602	$3,375	$10,364	$9,755
Sales of services	1,911	1,769	5,575	5,172
Total revenues	5,513	5,143	15,939	14,927
Cost of products	2,373	2,270	6,873	6,392
Cost of services	916	884	2,685	2,549
Gross profit	2,224	1,990	6,381	5,987
Selling, general, and administrative	1,100	1,045	3,334	3,114
Research and development	320	292	988	937
Total operating expenses	1,419	1,337	4,322	4,051
Operating income	805	653	2,058	1,936
Interest and other financial charges – net	122	111	332	335
Non-operating benefit (income) costs	(50)	(75)	(146)	(222)
Other (income) expense – net	(19)	(26)	(78)	(124)
Income before income taxes	752	643	1,950	1,947
Benefit (provision) for income taxes	(129)	(179)	(342)	(395)
Net income	623	464	1,608	1,552
Net (income) loss attributable to noncontrolling interests	(9)	(18)	(44)	(57)
Net income attributable to GE HealthCare	$615	$446	$1,564	$1,495

TOTAL REVENUES.

Revenues by Segment	For the three months ended September 30				For the nine months ended September 30
	2026	2025	% change	% organic* change	2026	2025	% change	% organic* change
Segment revenues
AIS	$3,873	$3,649	6.1%	4.5%	$11,284	$10,522	7.2%	4.5%
PDx	846	749	13.0%	13.8%	2,458	2,110	16.5%	12.8%
PCS	793	731	8.5%	8.8%	2,171	2,262	(4.0)%	(4.5)%
Other(1)	2	15			26	33
Total revenues	$5,513	$5,143	7.2%	6.2%	$15,939	$14,927	6.8%	4.2%
(1) Financial information not presented within the reportable segments, shown within the Other category, represents HealthCare Financial Services, which does not meet the definition of an operating segment.

Revenues by Region	For the three months ended September 30			For the nine months ended September 30
	2026	2025	% change	2026	2025	% change
United States and Canada (“USCAN”)	$2,672	$2,358	13.3%	$7,509	$6,934	8.3%
Europe, the Middle East, and Africa (“EMEA”)	1,354	1,360	(0.4)%	4,042	3,802	6.3%
China region	586	547	7.1%	1,735	1,704	1.8%
Rest of World	901	878	2.6%	2,652	2,487	6.6%
Total revenues	$5,513	$5,143	7.2%	$15,939	$14,927	6.8%

____________________
*Non-GAAP Financial Measure

For the three months ended September 30, 2026
Total revenues were $5,513 million, growing 7.2% as reported and 6.2% organically*. Sales of products increased 6.7% or $227 million primarily driven by strong growth across all segments. Sales of services increased 8.1% or $142 million primarily driven by the acquisition of Intelerad and growth in new and existing customer contractual agreements.

The segment revenues were as follows:

•AIS segment revenues were $3,873 million, growing 6.1% or $224 million as reported due to an increase in Organic revenue* and the acquisition of Intelerad. Organic revenue* grew 4.5% driven by strong growth in the Computed Tomography (“CT”), CardioVascular & Interventional Solutions (“CVIS”), and Surgical Innovations product lines;
•PDx segment revenues were $846 million, growing 13.0% or $97 million as reported, driven by contrast media and radiopharmaceutical volume, and price; and
•PCS segment revenues were $793 million, growing 8.5% or $62 million, primarily driven by improved product fulfillment in Monitoring and Maternal Infant Care.

The regional revenues were as follows:

•USCAN revenues were $2,672 million, growing 13.3% or $314 million, with growth across all segments, inclusive of Intelerad revenues;
•EMEA revenues were $1,354 million, decreasing 0.4% or $6 million, primarily driven by unfavorable foreign currency impacts partially offset by growth in AIS revenues;
•China region revenues were $586 million, growing 7.1% or $39 million, primarily driven by favorable foreign currency impacts and growth in AIS revenues; and
•Rest of World revenues were $901 million, growing 2.6% or $23 million, primarily due to growth in AIS revenues partially offset by unfavorable foreign currency impacts.

For the nine months ended September 30, 2026

Total revenues were $15,939 million, growing 6.8% as reported and 4.2% organically*. Sales of products increased 6.2% or $609 million primarily driven by growth in PDx and AIS revenues, as well as favorable foreign currency impacts, partially offset by declines in PCS revenues. Sales of services increased 7.8% or $402 million primarily driven by growth in new and existing customer contractual agreements and the acquisition of Intelerad, as well as favorable foreign currency impacts.

The segment revenues were as follows:

•AIS segment revenues were $11,284 million, growing 7.2% or $762 million as reported due to an increase in Organic revenue*, favorable foreign currency impacts, and the acquisition of Intelerad. Organic revenue* grew 4.5% driven by strong growth in the CT and CVIS product lines;
•PDx segment revenues were $2,458 million, growing 16.5% or $348 million as reported, largely driven by an increase in Organic revenue* and the acquisition of Nihon Medi-Physics Co., Ltd. (“NMP”). Organic revenue* grew 12.8% driven by volume and price in contrast media and radiopharmaceutical products; and
•PCS segment revenues were $2,171 million, decreasing 4.0% or $91 million, primarily driven by operational and fulfillment challenges.

The regional revenues were as follows:

•USCAN revenues were $7,509 million, growing 8.3% or $575 million, largely driven by growth across AIS, inclusive of Intelerad revenues, and PDx revenues, partially offset by a decline in PCS revenues;
•EMEA revenues were $4,042 million, growing 6.3% or $240 million with favorable foreign currency impacts as well as growth in AIS revenues;
•China region revenues were $1,735 million, growing 1.8% or $31 million with favorable foreign currency impacts, and growth in PDx revenues, partially offset by a decline in AIS and PCS revenues; and
•Rest of World revenues were $2,652 million, growing 6.6% or $165 million largely driven by growth in AIS and PDx, inclusive of NMP revenues, partially offset by unfavorable foreign currency impacts.

____________________
*Non-GAAP Financial Measure

OPERATING INCOME, NET INCOME ATTRIBUTABLE TO GE HEALTHCARE, ADJUSTED EBIT*, AND ADJUSTED NET INCOME*.

	For the three months ended September 30					For the nine months ended September 30
	2026	% of Total revenues	2025	% of Total revenues	% change	2026	% of Total revenues	2025	% of Total revenues	% change
Operating income	$805	14.6%	$653	12.7%	23.3%	$2,058	12.9%	$1,936	13.0%	6.3%
Net income attributable to GE HealthCare	615	11.1%	446	8.7%	37.9%	1,564	9.8%	1,495	10.0%	4.6%
Adjusted EBIT*	913	16.6%	761	14.8%	19.9%	2,353	14.8%	2,205	14.8%	6.7%
Adjusted net income*	608	11.0%	490	9.5%	24.0%	1,575	9.9%	1,441	9.7%	9.3%

For the three months ended September 30, 2026

Operating income was $805 million, an increase of $152 million and 190 basis points as a percent of Total revenues. The increase was due to the following factors:

•Gross profit increased $234 million or 170 basis points as a percent of Total revenues primarily due to growth in sales volume, an increase in price, and a reduction in tariff expenses, partially offset by cost inflation. Cost of products sold increased $103 million, but decreased 140 basis points as a percent of Sales of products. The decrease as a percent of sales was driven primarily by growth in volume, an increase in pricing of our product offerings, and a reduction in tariff expenses, partially offset by cost inflation. Cost of services sold increased $33 million but decreased 200 basis points as a percent of Sales of services. The decrease as a percent of sales was driven by an increase in the pricing of our service offerings and a reduction in tariff expenses, partially offset by cost inflation. Included in our total cost of revenues as part of our product investment was $141 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $134 million for the prior year comparable period; and
•Total operating expenses increased $82 million due to an increase in Selling, general, and administrative (“SG&A”) expense of $54 million, primarily driven by expenses related to our recent acquisitions, commercial investments, and inflation, partially offset by cost productivity and an increase in Research and development (“R&D”) of $28 million, due to investments including those related to recent acquisitions, partially offset by certain programs achieving development milestones resulting in costs to be reported under cost of revenues. SG&A as a percentage of Total revenues decreased by 40 basis points and R&D as a percentage of Total revenues increased by 10 basis points.

Net income attributable to GE HealthCare and Net income margin were $615 million and 11.1%, an increase of $169 million and 250 basis points, respectively, primarily due to the following factors:

•Operating income increased $152 million, as discussed above;
•Non-operating benefit income decreased $24 million primarily due to lower current year amortization of postretirement benefit plan other comprehensive income;
•Other income – net decreased $7 million primarily driven by a decrease in Other items, net, and a decrease in Net financing income and investment income (loss), as disclosed in Note 16, “Supplemental Financial Information”; and
•Provision for income taxes decreased $50 million primarily due to current year foreign income tax reserve releases, and changes in reconciling adjustments to recorded tax account balances, partially offset by a foreign tax audit settlement in 2026. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $913 million and 16.6%, an increase of $151 million and 180 basis points, respectively, primarily due to growth in sales volume, an increase in pricing of our product and service offerings, cost productivity, and a reduction in tariff expenses, partially offset by inflation and planned investments.

Adjusted net income* was $608 million, an increase of $118 million primarily due to an increase in Adjusted EBIT*, as discussed above.

For the nine months ended September 30, 2026

Operating income was $2,058 million, an increase of $123 million but a decrease of 10 basis points as a percent of Total revenues. The increase was due to the following factors:

____________________
*Non-GAAP Financial Measure

•Gross profit increased $394 million but decreased 10 basis points as a percent of Total revenues. The decrease as a percent of Total revenues was primarily due to an increase in Cost of products. Cost of products sold increased $481 million or 80 basis points as a percent of Sales of products. The increase as a percent of sales was largely driven by cost inflation, and an increase in tariff expenses, partially offset by an increase in pricing of our product and service offerings, growth in sales volume, and tariff refunds. Cost of services sold increased $137 million but decreased 110 basis points as a percent of Sales of services. The decrease as a percent of sales was largely driven by an increase in pricing of our service offerings, partially offset by cost inflation. Included in our total cost of revenues as part of our product investment was $408 million in engineering costs for design follow-through on new product introductions and product lifecycle maintenance subsequent to the initial product launch, compared to $357 million for the prior year comparable period; and
•Total operating expenses increased $271 million, with an increase in SG&A expense of $220 million primarily driven by expenses related to recent acquisitions, foreign currency movements, commercial investments, increased employee benefit costs, and an increase in R&D investments of $51 million, primarily driven by foreign currency movements and planned investments including those related to recent acquisitions, partially offset by certain programs achieving development milestones resulting in costs to be reported under cost of revenues. SG&A as a percentage of Total revenues increased by 10 basis points and R&D as a percentage of Total revenues decreased by 10 basis points.

Net income attributable to GE HealthCare and Net income margin were $1,564 million and 9.8%, an increase of $69 million but a decrease of 20 basis points respectively, primarily due to the following factors:

•Operating income increased $123 million, as discussed above;
•Interest and other financial charges – net decreased $2 million primarily driven by efficient management of the debt profile;
•Non-operating benefit income decreased $76 million primarily related to lower current year amortization of postretirement benefit plan other comprehensive income;
•Other income – net decreased $47 million primarily driven by the non-repeat of the prior year remeasurement of the Company’s 50% interest in NMP based on the cash consideration exchanged for acquiring the remaining 50% equity interest, partially offset by Other items, net as disclosed in Note 16, “Supplemental Financial Information”; and
•Provision for income taxes decreased $53 million primarily due to a year-over-year increase in reconciling adjustments to recorded tax account balances and current year foreign income tax reserve releases, and impacts from prior year U.S. and foreign tax law changes, partially offset by a current year foreign tax audit settlement and a nontaxable remeasurement gain in connection with the NMP acquisition in the prior year. For additional detail regarding our income taxes, see Note 10, “Income Taxes.”

Adjusted EBIT* and Adjusted EBIT margin* were $2,353 million and 14.8%, an increase of $148 million and flat to prior year, respectively, primarily due to an increase in operating income, as discussed above.

Adjusted net income* was $1,575 million, an increase of $134 million primarily due to an increase in Adjusted EBIT*, as discussed above.

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

Segment EBIT	For the three months ended September 30					For the nine months ended September 30
	2026	% of segment revenues	2025	% of segment revenues	% change	2026	% of segment revenues	2025	% of segment revenues	% change
AIS	$593	15.3%	$512	14.0%	15.8%	$1,596	14.1%	$1,426	13.6%	11.9%
PDx	253	29.9%	220	29.4%	14.9%	699	28.5%	638	30.3%	9.5%
PCS	68	8.6%	27	3.7%	148.8%	52	2.4%	135	6.0%	(61.5)%

____________________
*Non-GAAP Financial Measure

For the three months ended September 30, 2026

•AIS Segment EBIT was $593 million, an increase of $81 million due to growth in sales volume, a decrease in tariff expenses, and an increase in price, partially offset by cost inflation;
•PDx Segment EBIT was $253 million, an increase of $33 million due to growth in sales volume and an increase in price, partially offset by planned investments; and
•PCS Segment EBIT was $68 million, an increase of $41 million due to growth in sales volume and cost productivity.

For the nine months ended September 30, 2026

•AIS Segment EBIT was $1,596 million, an increase of $170 million due to growth in sales volume and an increase in price, partially offset by cost inflation, including the impact of incremental tariffs;
•PDx Segment EBIT was $699 million, an increase of $61 million due to growth in sales volume and an increase in price, partially offset by planned investments; and
•PCS Segment EBIT was $52 million, a decrease of $83 million primarily due to a decline in sales volume.

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

____________________
*Non-GAAP Financial Measure

Organic Revenue*	For the three months ended September 30			For the nine months ended September 30
	2026	2025	% change	2026	2025	% change
AIS revenues	$3,873	$3,649	6.1%	$11,284	$10,522	7.2%
Less: Acquisitions(1)	68	—		140	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(8)	—		148	—
AIS Organic revenue*	$3,814	$3,649	4.5%	$10,996	$10,522	4.5%
PDx revenues	$846	$749	13.0%	$2,458	$2,110	16.5%
Less: Acquisitions(1)	—	—		50	1
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(6)	—		29	—
PDx Organic revenue*	$852	$749	13.8%	$2,379	$2,109	12.8%
PCS revenues	$793	$731	8.5%	$2,171	$2,262	(4.0)%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(2)	—		12	—
PCS Organic revenue*	$795	$731	8.8%	$2,159	$2,262	(4.5)%
Other revenues	$2	$15	(89.4)%	$26	$33	(23.6)%
Less: Acquisitions(1)	—	—		—	—
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	—	—		—	—
Other Organic revenue*	$2	$15	(89.4)%	$26	$33	(23.6)%
Total revenues	$5,513	$5,143	7.2%	$15,939	$14,927	6.8%
Less: Acquisitions(1)	68	—		190	1
Less: Dispositions(2)	—	—		—	—
Less: Foreign currency exchange	(16)	—		189	—
Organic revenue*	$5,462	$5,143	6.2%	$15,560	$14,926	4.2%

(1)
Represents revenues attributable to acquisitions from the date the Company completed the transaction through the end of four quarters following the transaction, excluding the impact of Foreign currency exchange already captured in lines elsewhere.

(2)	Represents revenues attributable to dispositions for the four quarters preceding the disposition date.

__________________
*Non-GAAP Financial Measure

Adjusted EBIT*	For the three months ended September 30			For the nine months ended September 30
	2026	2025	% change	2026	2025	% change
Net income attributable to GE HealthCare	$615	$446	37.9%	$1,564	$1,495	4.6%
Add: Interest and other financial charges – net	122	111		332	335
Add: Non-operating benefit (income) costs	(50)	(75)		(146)	(222)
Less: Benefit (provision) for income taxes	(129)	(179)		(342)	(395)
Less: Net (income) loss attributable to noncontrolling interests	(9)	(18)		(44)	(57)
EBIT*	824	679	21.3%	2,136	2,060	3.7%
Add: Restructuring costs(1)	17	31		92	71
Add: Acquisition and disposition-related charges (benefits)(2)	11	9		57	24
Add: Spin-Off and separation costs and other adjustments(3)	4	6		2	35
Add: (Gain) loss on business and asset dispositions(4)	(2)	—		(2)	(5)
Add: Amortization of acquisition-related intangible assets	61	41		169	116
Add: Investment revaluation (gain) loss(5)	6	(4)		14	(96)
Less: Tariff refunds(6)	9	—		115	—
Adjusted EBIT*	$913	$761	19.9%	$2,353	$2,205	6.7%
Net income margin	11.1%	8.7%	250 bps	9.8%	10.0%	(20) bps
Adjusted EBIT margin*	16.6%	14.8%	180 bps	14.8%	14.8%	— bps

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
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

(6)	Consists of the pre-tax impact of refunds pertaining to IEEPA tariffs incurred in the year ended December 31, 2025.

__________________
*Non-GAAP Financial Measure

Adjusted Net Income*	For the three months ended September 30			For the nine months ended September 30
	2026	2025	% change	2026	2025	% change
Net income attributable to GE HealthCare	$615	$446	37.9%	$1,564	$1,495	4.6%
Add: Non-operating benefit (income) costs	(50)	(75)		(146)	(222)
Add: Restructuring costs(1)	17	31		92	71
Add: Acquisition and disposition-related charges (benefits)(2)	11	9		57	24
Add: Spin-Off and separation costs and other adjustments(3)	4	6		2	40
Add: (Gain) loss on business and asset dispositions(4)	(2)	—		(2)	(5)
Add: Amortization of acquisition-related intangible assets	61	41		169	116
Add: Investment revaluation (gain) loss(5)	6	(4)		14	(96)
Less: Tariff refunds(6)	9	—		115	—
Add: Tax effect of reconciling items(7)	(7)	(2)		(16)	(3)
Add: Spin-Off and other tax adjustments(8)	(37)	39		(45)	22
Adjusted net income*	$608	$490	24.0%	$1,575	$1,441	9.3%

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)
Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.

(3)
Costs and other adjustments related to the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. For the nine months ended September 30, 2025, an adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the nine months ended September 30, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

(6)
Consists of the pre-tax impact of refunds pertaining to IEEPA tariffs incurred in the year ended December 31, 2025. The associated tax effect is presented on the Tax effect of reconciling items line. The net of tax impact of tariff refunds is $7 million and $88 million for the three and nine months ended September 30, 2026, respectively.

(7)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(8)
Consists of certain income tax adjustments, including foreign income tax reserve releases and discrete tax impacts resulting from the Spin-Off and separation from GE. Additionally, includes the impact of a foreign tax audit settlement for the three and nine months ended September 30, 2026; impacts from tax law changes for the three and nine months ended September 30, 2025; and tax impacts of the NMP acquisition for the nine months ended September 30, 2025.

___________________
*Non-GAAP Financial Measure

Adjusted Earnings Per Share*	For the three months ended September 30			For the nine months ended September 30
(In dollars, except shares outstanding presented in millions)	2026	2025	$ change	2026	2025	$ change
Diluted earnings per share	$1.36	$0.98	$0.38	$3.44	$3.26	$0.18
Add: Non-operating benefit (income) costs	(0.11)	(0.16)		(0.32)	(0.49)
Add: Restructuring costs(1)	0.04	0.07		0.20	0.16
Add: Acquisition and disposition-related charges (benefits)(2)	0.03	0.02		0.13	0.05
Add: Spin-Off and separation costs and other adjustments(3)	0.01	0.01		0.00	0.09
Add: (Gain) loss on business and asset dispositions(4)	(0.00)	—		(0.00)	(0.01)
Add: Amortization of acquisition-related intangible assets	0.13	0.09		0.37	0.25
Add: Investment revaluation (gain) loss(5)	0.01	(0.01)		0.03	(0.21)
Less: Tariff refunds(6)	0.02	—		0.25	—
Add: Tax effect of reconciling items(7)	(0.02)	(0.00)		(0.03)	(0.01)
Add: Spin-Off and other tax adjustments(8)	(0.08)	0.09		(0.10)	0.05
Adjusted earnings per share*	$1.34	$1.07	$0.27	$3.46	$3.15	$0.32
Diluted weighted-average shares outstanding	453	457		455	458

(1)	Consists of severance, facility closures, and other charges associated with restructuring programs.
(2)
Consists of legal, consulting, and other transaction and integration fees, and adjustments to contingent consideration, as well as other purchase accounting related charges and other costs directly related to the transactions.

(3)
Costs and other adjustments related to the Spin-Off and separation from GE, including system implementations, audit and advisory fees, legal entity separation, Founders Grant equity awards, separation agreements with GE, and other one-time costs. For the nine months ended September 30, 2025, an adjustment is included to eliminate the associated impact on Net (income) loss attributable to noncontrolling interests for applicable costs that impact earnings attributable to noncontrolling interests.

(4)	Consists of gains and losses resulting from the sale of assets and investments.
(5)
Primarily relates to valuation adjustments for equity investments and for the nine months ended September 30, 2025, includes the impact from the revaluation of our existing 50% interest in NMP as part of the acquisition transaction.

(6)
Consists of the pre-tax impact of refunds pertaining to IEEPA tariffs incurred in the year ended December 31, 2025. The associated tax effect is presented on the Tax effect of reconciling items line. The net of tax impact of tariff refunds is $0.02 and $0.19 for the three and nine months ended September 30, 2026, respectively.

(7)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(8)
Consists of certain income tax adjustments, including foreign income tax reserve releases and discrete tax impacts resulting from the Spin-Off and separation from GE. Additionally, includes the impact of a foreign tax audit settlement for the three and nine months ended September 30, 2026; impacts from tax law changes for the three and nine months ended September 30, 2025; and tax impacts of the NMP acquisition for the nine months ended September 30, 2025.

Adjusted Tax Expense* and Adjusted ETR*	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
Benefit (provision) for income taxes	$(129)	$(179)	$(342)	$(395)
Add: Tax effect of reconciling items(1)	(7)	(2)	(16)	(3)
Add: Spin-Off and other tax adjustments(2)	(37)	39	(45)	22
Adjusted tax expense*	$(174)	$(142)	$(402)	$(377)
Effective tax rate	17.1%	27.8%	17.5%	20.3%
Adjusted effective tax rate*	22.0%	21.8%	19.9%	20.2%

(1)	The tax effect of reconciling items is calculated using the statutory tax rate, taking into consideration the nature of the items and the relevant taxing jurisdiction.
(2)
Consists of certain income tax adjustments, including foreign income tax reserve releases and discrete tax impacts resulting from the Spin-Off and separation from GE. Additionally, includes the impact of a foreign tax audit settlement for the three and nine months ended September 30, 2026; impacts from tax law changes for the three and nine months ended September 30, 2025; and tax impacts of the NMP acquisition for the nine months ended September 30, 2025.

___________________
*Non-GAAP Financial Measure

Free Cash Flow*	For the nine months ended September 30
	2026	2025	% change
Cash from (used for) operating activities	$1,365	$937	45.6%
Add: Additions to PP&E and internal-use software	(392)	(348)
Add: Dispositions of PP&E	—	—
Free cash flow*	$973	$589	65.2%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, our Cash, cash equivalents, and restricted cash balance in the Condensed Consolidated Statements of Financial Position was $2,854 million. We have historically generated positive cash flows from operating activities. Additionally, we have access to revolving credit facilities of $3,500 million in aggregate, described in detail in Note 8, “Borrowings.”

We believe that our existing balance of Cash, cash equivalents, and restricted cash, future cash generated from operating activities, access to capital markets, and existing credit facilities will be sufficient to meet the needs of our current and ongoing operations, pay taxes due, service our existing debt, and fund investments in our business for at least the next 12 months.

The following table summarizes our cash flows for the periods presented.

Cash Flows	For the nine months ended September 30
	2026	2025
Cash from (used for) operating activities	$1,365	$937
Cash from (used for) investing activities	(2,726)	(778)
Cash from (used for) financing activities	(255)	910
Free cash flow*	973	589

Operating Activities
Cash generated from operating activities in the nine months ended September 30, 2026 was $1,365 million and included Net income of $1,608 million, non-cash charges for depreciation and amortization expense of $476 million, and $719 million in net outflows from changes in assets and liabilities. The changes in assets and liabilities are primarily driven by an increase in inventories to meet business demand, an increase in contract and other deferred costs, and company-funded payments for postretirement benefit plans. Cash generated from operating activities includes a negative impact, net of refunds received, of $45 million from incremental tariffs.

Cash generated from operating activities in the nine months ended September 30, 2025 was $937 million and included Net income of $1,552 million, adjusted for non-cash items including depreciation and amortization expense of $432 million, the gain on remeasurement of NMP equity method investment of $97 million, and $949 million in net outflows from changes in assets and liabilities. The changes in assets and liabilities are primarily driven by company-funded benefit payments for postretirement benefit plans, an increase in inventories to meet business demand in the current trade environment, a decrease in accounts payable, and compensation and benefit payments.

Investing Activities
Cash used for investing activities in the nine months ended September 30, 2026 was $2,726 million and primarily included purchases of businesses, net of cash acquired, of $2,293 million related to the acquisition of Intelerad and Additions to PP&E and internal-use software of $392 million related mostly to investments in facilities, including manufacturing capacity expansion, and new product introductions. Refer to Note 7, “Acquisitions, Goodwill, and Other Intangible Assets” for additional information on the Intelerad acquisition.

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

___________________
*Non-GAAP Financial Measure

Financing Activities
Cash used for financing activities in the nine months ended September 30, 2026 was $255 million and primarily included $300 million for repurchases of common stock, partially offset by net proceeds from borrowings of $150 million. The net proceeds from borrowings were primarily driven by $1,150 million of net proceeds from borrowings of $650 million under our Delayed Draw Term Loan and $500 million under our 364-day senior unsecured revolving credit facility, partially offset by $1,000 million from repayments of $500 million of our Term Loan Facility upon maturity and $500 million under our 364-day senior unsecured revolving credit facility. Refer to Note 8, “Borrowings” and Note 11, “Stockholders' Equity” for further information.

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

Debt and Credit Facilities
As part of our capital structure, we have incurred debt. The servicing of this debt is supported by cash flows from our operations. As of September 30, 2026, we had $9,973 million of total debt compared to $10,003 million as of December 31, 2025. The net decrease in debt was due primarily to the $500 million repayment of the Term Loan Facility upon maturity, and a $175 million change in cumulative basis adjustment resulting from the changes in the fair value on interest rate swaps designated as fair value hedges of specific cash flows of senior unsecured notes. This was largely offset by the $650 million drawdown of the Delayed Draw Term Loan Facility.

In addition to the Delayed Draw Term Loan Facility, our Credit Facilities include a five-year senior unsecured revolving facility that provides borrowings of up to $3,000 million expiring in March 2030 and a 364-day senior unsecured revolving facility that provides borrowings of up to $500 million expiring in February 2027. As of September 30, 2026, there were no outstanding borrowings on either of the senior unsecured revolving credit facilities and $650 million outstanding on the Delayed Draw Term Loan Facility. Additional information on our debt and Credit Facilities, including definitions of the terms used above, is included in Note 8, “Borrowings.”

The Credit Facilities include various customary covenants that limit, among other things, the incurrence of liens securing debt, the entry into certain fundamental change transactions by GE HealthCare, and the maximum permitted consolidated net leverage ratio. As of September 30, 2026, we were in compliance with the covenant requirements, including the maximum permitted consolidated net leverage ratio.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended September 30, 2026, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES.

On April 30, 2025, our Board of Directors authorized a share repurchase program (the “repurchase program”) pursuant to which GE HealthCare may repurchase up to $1,000 million of its common stock. The repurchase program does not have an expiration date. We did not repurchase any of our common stock during the three months ended September 30, 2026 and had $500 million available under the authorization as of the end of the period.

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

ITEM 6. EXHIBITS

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).
10.1	Offer Letter with William K. Grogan, dated August 13, 2026.†
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from GE HealthCare Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language); (1) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025; (2) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025; (3) Condensed Consolidated Statements of Financial Position as of September 30, 2026 and December 31, 2025; (4) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2026 and 2025; (5) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (6) Notes to the Condensed Consolidated Financial Statements.

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

GE HealthCare Technologies Inc.
(Registrant)

October 28, 2026	/s/ George A. Newcomb
Date	George A. Newcomb, Controller and Chief Accounting Officer (authorized signatory)